Form 10-Q
period 2018-04-30
GREIF INC
filed 2018-06-08
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018
Commission File Number 001-00566
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on June 4, 2018:

Class A Common Stock	25,941,279 shares
Class B Common Stock	22,007,725 shares

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Net sales	$968.3	$887.4	$1,874.0	$1,708.3
Cost of products sold	773.0	705.5	1,507.0	1,363.1
Gross profit	195.3	181.9	367.0	345.2
Selling, general and administrative expenses	102.7	97.0	206.5	193.6
Restructuring charges	6.0	5.1	10.1	4.8
Non-cash asset impairment charges	0.4	2.0	3.3	3.9
Gain on disposal of properties, plants and equipment, net	(1.5)	(1.8)	(6.1)	(2.8)
Gain on disposal of businesses, net	—	(1.9)	—	(1.4)
Operating profit	87.7	81.5	153.2	147.1
Interest expense, net	13.0	14.3	26.3	33.0
Pension settlement charge	—	1.1	—	24.6
Other expense, net	2.5	3.2	10.2	6.8
Income before income tax expense and equity earnings of unconsolidated affiliates, net	72.2	62.9	116.7	82.7
Income tax expense	21.1	23.0	5.5	34.8
Equity earnings of unconsolidated affiliates, net of tax	(0.8)	—	(0.8)	—
Net income	51.9	39.9	112.0	47.9
Net income attributable to noncontrolling interests	(6.8)	(3.9)	(10.4)	(6.5)
Net income attributable to Greif, Inc.	$45.1	$36.0	$101.6	$41.4
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.77	$0.61	$1.73	$0.71
Class B Common Stock	$1.14	$0.92	$2.58	$1.05
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.77	$0.61	$1.73	$0.71
Class B Common Stock	$1.14	$0.92	$2.58	$1.05
Weighted-average number of Class A common shares outstanding:
Basic	25.9	25.8	25.9	25.8
Diluted	25.9	25.8	25.9	25.8
Weighted-average number of Class B common shares outstanding:
Basic	22.0	22.0	22.0	22.0
Diluted	22.0	22.0	22.0	22.0
Cash dividends declared per common share:
Class A Common Stock	$0.42	$0.42	$0.84	$0.84
Class B Common Stock	$0.63	$0.63	$1.25	$1.25
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2018	2017	2018	2017
Net income	$51.9	$39.9	$112.0	$47.9
Other comprehensive income (loss), net of tax:
Foreign currency translation	(26.3)	10.4	12.1	1.2
Derivative financial instruments	1.4	0.2	5.3	4.8
Minimum pension liabilities	2.7	1.3	1.8	29.4
Other comprehensive income (loss), net of tax	(22.2)	11.9	19.2	35.4
Comprehensive income	29.7	51.8	131.2	83.3
Comprehensive income attributable to noncontrolling interests	6.8	3.3	10.8	4.2
Comprehensive income attributable to Greif, Inc.	$22.9	$48.5	$120.4	$79.1
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	April 30, 2018	October 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$108.2	$142.3
Trade accounts receivable, less allowance of $7.0 in 2018 and $8.9 in 2017	463.4	447.0
Inventories:
Raw materials	246.3	192.1
Work-in-process	11.9	11.5
Finished goods	94.7	75.9
Assets held for sale	2.6	2.2
Prepaid expenses	50.0	35.3
Other current assets	111.5	88.2
	1,088.6	994.5
Long-term assets
Goodwill	798.3	785.4
Other intangible assets, net of amortization	90.7	98.0
Deferred tax assets	13.7	10.5
Assets held by special purpose entities	50.9	50.9
Pension asset	12.1	10.3
Other long-term assets	102.6	94.3
	1,068.3	1,049.4
Properties, plants and equipment
Timber properties, net of depletion	274.2	276.2
Land	100.8	99.5
Buildings	435.9	428.3
Machinery and equipment	1,553.5	1,540.2
Capital projects in progress	104.5	80.2
	2,468.9	2,424.4
Accumulated depreciation	(1,279.0)	(1,236.0)
	1,189.9	1,188.4
Total assets	$3,346.8	$3,232.3
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	April 30, 2018	October 31, 2017
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$395.7	$399.2
Accrued payroll and employee benefits	95.5	111.8
Restructuring reserves	6.2	5.2
Current portion of long-term debt	15.0	15.0
Short-term borrowings	8.8	14.5
Other current liabilities	145.9	142.2
	667.1	687.9
Long-term liabilities
Long-term debt	1,020.5	937.8
Deferred tax liabilities	152.2	217.8
Pension liabilities	159.6	159.5
Postretirement benefit obligations	11.7	12.6
Liabilities held by special purpose entities	43.3	43.3
Contingent liabilities and environmental reserves	7.2	7.1
Mandatorily redeemable noncontrolling interests	8.7	9.2
Long-term income tax payable	35.9	—
Other long-term liabilities	77.5	78.1
	1,516.6	1,465.4
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 17)	33.8	31.5
Equity
Common stock, without par value	150.3	144.2
Treasury stock, at cost	(135.4)	(135.6)
Retained earnings	1,410.4	1,360.5
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation	(237.6)	(249.3)
Derivative financial instruments	11.0	5.1
Minimum pension liabilities	(112.2)	(114.0)
Total Greif, Inc. shareholders' equity	1,086.5	1,010.9
Noncontrolling interests	42.8	36.6
Total shareholders' equity	1,129.3	1,047.5
Total liabilities and shareholders' equity	$3,346.8	$3,232.3
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended April 30, (in millions)	2018	2017
Cash flows from operating activities:
Net income	112.0	$47.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	64.1	61.7
Non-cash asset impairment charges	3.3	3.9
Pension settlement charge	—	24.6
Gain on disposals of properties, plants and equipment, net	(6.1)	(2.8)
Gain on disposals of businesses, net	—	(1.4)
Unrealized foreign exchange loss	2.0	2.1
Deferred income tax benefit	(69.6)	(7.8)
Other, net	0.6	1.1
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(15.2)	(36.9)
Inventories	(68.0)	(59.6)
Deferred purchase price on sold receivables	(24.8)	(21.7)
Accounts payable	(2.0)	4.2
Restructuring reserves	0.9	(2.3)
Pension and postretirement benefit liabilities	(3.4)	(1.7)
Other, net	10.7	4.2
Net cash provided by operating activities	4.5	15.5
Cash flows from investing activities:
Purchases of properties, plants and equipment	(56.3)	(39.7)
Purchases of and investments in timber properties	(4.9)	(5.4)
Proceeds from the sale of properties, plants, equipment and other assets	8.5	7.3
Proceeds from the sale of businesses	1.4	0.8
Proceeds from insurance recoveries	—	0.4
Net cash used in investing activities	(51.3)	(36.6)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	533.8	888.2
Payments on long-term debt	(463.7)	(954.3)
Payments on short-term borrowings, net	(5.2)	(13.9)
Proceeds from trade accounts receivable credit facility	2.8	203.6
Payments on trade accounts receivable credit facility	(2.8)	(53.6)
Long-term debt and credit facility financing fees paid	—	(4.5)
Dividends paid to Greif, Inc. shareholders	(49.3)	(49.2)
Dividends paid to noncontrolling interests	(3.4)	(3.5)
Net cash provided by financing activities	12.2	12.8
Reclassification of cash to assets held for sale	—	(5.9)
Effects of exchange rates on cash	0.5	(2.5)
Net decrease in cash and cash equivalents	(34.1)	(16.7)
Cash and cash equivalents at beginning of period	142.3	103.7
Cash and cash equivalents at end of period	$108.2	$87.0
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
The fiscal year of Greif, Inc. and its subsidiaries (the “Company”) begins on November 1 and ends on October 31 of the following year. Any references to the year 2018 or 2017, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year.
The information filed herein reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheets as of April 30, 2018 and October 31, 2017, the condensed consolidated statements of income and comprehensive income for the three and six months ended April 30, 2018 and 2017 and the condensed consolidated statements of cash flows for the six months ended April 30, 2018 and 2017 of the Company. The condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling influence and are accounted for using either the equity or cost method, as appropriate.
The unaudited condensed consolidated financial statements included in the Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2017 (the “2017 Form 10-K”).
Newly Adopted Accounting Standards
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-07, "Compensation - Retirement Benefits (Topic 715)," which provides additional guidance in Accounting Standards Codification ("ASC") 715 for the presentation of net periodic benefit cost related to pension and post retirement benefits in the income statement and on the components eligible for capitalization in assets. This ASU requires the reporting of the service cost component to be in the same line item as other compensation costs arising from services rendered by the pertinent employees. Also, the other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This update also allows only the service cost component to be eligible for capitalization when applicable. The update is effective for the Company on November 1, 2018 using a retrospective approach for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. The Company early adopted ASU 2017-07 on November 1, 2017 using a retrospective approach for each period presented. The impact of adoption for the three and six months ended April 30, 2018 was $1.8 million and $3.6 million, respectively, of net periodic benefit costs, other than the service cost components, being recorded in the line item other expense, net in the condensed consolidated statements of income. For the three and six month periods ended April 30, 2017, $1.1 million and $24.6 million, respectively, of pension settlement charges previously presented within operating profit has been presented outside of operating profit in the condensed consolidated statement of income due to the retrospective adoption of this ASU. The adoption did not have a material impact on the Company's financial position, results of operations, comprehensive income, cash flows or disclosures other than the impacts discussed above.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815)," which amends the accounting and disclosure requirements in ASC 815, "Derivatives and Hedging." The objective of this ASU is to improve transparency and reduce the complexity of hedge accounting. This ASU eliminates the separate recognition of periodic hedge ineffectiveness for cash flow and net investment hedges. The update is effective for the Company on November 1, 2019 using a modified retrospective approach and early adoption is permitted. The Company early adopted ASU 2017-12 on November 1, 2017 using a modified retrospective approach, which resulted in a reclassification of $0.6 million loss out of accumulated other comprehensive income (loss), net of tax and into retained earnings related to elimination of the cumulative ineffectiveness of cash flow hedges at the adoption date.

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
NOTE 2 — ACQUISITIONS AND DIVESTITURES
For the six months ended April 30, 2018, the Company completed no divestitures and no acquisitions. Proceeds from divestitures that were completed in fiscal year 2017 and collected during the six months ended April 30, 2018 were $0.5 million. Proceeds from divestitures that were completed in fiscal year 2015 and collected during the six months ended April 30, 2018 were $0.9 million. The Company has $2.9 million of notes receivable recorded from the sale of businesses.
For the six months ended April 30, 2017, the Company completed no material divestitures or acquisitions, deconsolidated two nonstrategic businesses, and liquidated one non-U.S. nonstrategic business. The Company deconsolidated one nonstrategic business in the Flexible Products & Services segment during the first quarter of 2017, and one nonstrategic business in the Rigid Industrial Packaging & Services segment during the second quarter of 2017. The Company liquidated one non-U.S. nonstrategic business in the Rigid Industrial Packaging & Services segment during the second quarter of 2017. The gain on disposal of businesses was $1.4 million for the six months ended April 30, 2017. Proceeds from divestitures completed in fiscal year 2015 and collected during the six months ended April 30, 2017 were $0.8 million.
NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE
In 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc. (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). On April 18, 2017, the Main SPV and Seller amended and extended the term of the existing European RPA. Under the European RPA, as amended, the maximum amount of receivables that may be sold and outstanding under the European RPA at any time is €100.0 million ($121.0 million as of April 30,

2018). Under the terms of the European RPA, the Company has the ability to loan excess cash to the Purchasing Bank Affiliates in the form of a subordinated loan receivable.
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
In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($11.3 million as of April 30, 2018). Under the terms of the Singapore RPA, the Company has agreed to sell trade receivables in exchange for an initial purchase price of approximately 90 percent of the eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables.
The table below contains certain information related to the Company’s accounts receivable sales programs:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2018	2017	2018	2017
European RPA
Gross accounts receivable sold to third party financial institution	$186.4	$176.5	$350.3	$314.1
Cash received for accounts receivable sold under the programs	165.2	156.2	310.8	278.2
Deferred purchase price related to accounts receivable sold	21.2	20.3	39.5	35.9
Loss associated with the programs	0.1	0.1	0.1	0.2
Expenses associated with the programs	—	—	—	—

Singapore RPA
Gross accounts receivable sold to third party financial institution	$16.3	$15.1	$27.1	$25.0
Cash received for accounts receivable sold under the program	14.0	13.7	22.9	21.7
Deferred purchase price related to accounts receivable sold	2.4	1.3	4.3	3.2
Loss associated with the program	—	—	—	—
Expenses associated with the program	—	—	—	—

Total RPAs and Agreements
Gross accounts receivable sold to third party financial institution	$202.7	$191.6	$377.4	$339.1
Cash received for accounts receivable sold under the program	179.2	169.9	333.7	299.9
Deferred purchase price related to accounts receivable sold	23.6	21.6	43.8	39.1
Loss associated with the program	0.1	0.1	0.1	0.2
Expenses associated with the program	—	—	—	—

The table below contains certain information related to the Company’s accounts receivable sales programs and the impact it has on the condensed consolidated balance sheets:

(in millions)	April 30, 2018	October 31, 2017
European RPA
Accounts receivable sold to and held by third party financial institution	$134.9	$116.3
Deferred purchase price asset (liability) related to accounts receivable sold	19.8	(4.2)

Singapore RPA
Accounts receivable sold to and held by third party financial institution	$6.4	$3.8
Deferred purchase price asset related to accounts receivable sold	0.9	0.5

Total RPAs and Agreements
Accounts receivable sold to and held by third party financial institution	$141.3	$120.1
Deferred purchase price asset (liability) related to accounts receivable sold	20.7	(3.7)
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
NOTE 4 — ASSETS AND LIABILITIES HELD FOR SALE AND DISPOSALS OF PROPERTIES, PLANTS AND EQUIPMENT, NET
As of April 30, 2018, there were three asset groups within the Rigid Industrial Packaging & Services segment classified as assets held for sale and one asset group within the Paper Packaging & Services segment classified as assets held for sale. The assets held for sale are being marketed for sale, and it is the Company’s intention to complete the sales of these assets within twelve months following their initial classification as held for sale.
As of October 31, 2017, there were two asset groups in the Rigid Industrial Packaging & Services segment classified as assets and liabilities held for sale.
For the three months ended April 30, 2018, the Company recorded a gain on disposal of properties, plants and equipment, net of $1.5 million. This included disposals of assets in the Rigid Industrial Packaging & Services segment that resulted in gains of $1.1 million and special use property sales that resulted in gains of $0.4 million in the Land Management segment.
For the six months ended April 30, 2018, the Company recorded a gain on disposal of properties, plants and equipment, net of $6.1 million. This included disposals of assets in the Rigid Industrial Packaging & Services segment that resulted in gains of $4.5 million and special use property sales that resulted in gains of $1.6 million in the Land Management segment.
For the three months ended April 30, 2017, the Company recorded a gain on disposal of properties, plants and equipment, net of $1.8 million. This included disposals of assets in the Rigid Industrial Packaging & Services segment that resulted in gains of $0.3 million and special use property sales that resulted in gains of $1.5 million in the Land Management segment.
For the six months ended April 30, 2017, the Company recorded a gain on disposal of properties, plants and equipment, net of $2.8 million. This included disposals of assets in the Rigid Industrial Packaging & Services segment that resulted in gains of $0.9 million and special use property sales that resulted in gains of $1.9 million in the Land Management segment.

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill by segment for the six month period ended April 30, 2018:

(in millions)	Rigid Industrial Packaging & Services	Paper Packaging & Services	Total
Balance at October 31, 2017	$725.9	$59.5	$785.4
Currency translation	12.9	—	12.9
Balance at April 30, 2018	$738.8	$59.5	$798.3
The following table summarizes the carrying amount of net other intangible assets by class as of April 30, 2018 and October 31, 2017:

(in millions)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
April 30, 2018:
Indefinite lived:
Trademarks and patents	$13.6	$—	$13.6
Definite lived:
Customer relationships	$167.1	$103.1	$64.0
Trademarks and patents	11.4	5.1	6.3
Other	24.2	17.4	6.8
Total	$216.3	$125.6	$90.7

October 31, 2017:
Indefinite lived:
Trademarks and patents	$13.4	$—	$13.4
Definite lived:
Customer relationships	$170.2	$99.7	$70.5
Trademarks and patents	11.6	4.9	6.7
Other	23.4	16.0	7.4
Total	$218.6	$120.6	$98.0
Amortization expense for the three months ended April 30, 2018 and 2017 was $3.9 million and $3.1 million, respectively. Amortization expense for the six months ended April 30, 2018 and 2017 was $7.7 million and $6.9 million, respectively. Amortization expense for the next five years is expected to be $15.5 million in 2018, $15.2 million in 2019, $14.6 million in 2020, $12.9 million in 2021 and $8.9 million in 2022.
Definite lived intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that are contractually, legally determined, or over the period a market participant would benefit from the asset.

NOTE 6 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the six month period ended April 30, 2018:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2017	$3.9	$1.3	$5.2
Costs incurred and charged to expense	8.3	1.8	10.1
Costs paid or otherwise settled	(6.7)	(2.4)	(9.1)
Balance at April 30, 2018	$5.5	$0.7	$6.2
The focus for restructuring activities in 2018 is to continue to rationalize operations and close underperforming assets in the Rigid Industrial Packaging & Services and Flexible Products & Services segments. During the three months ended April 30, 2018, the Company recorded restructuring charges of $6.0 million, as compared to $5.1 million of restructuring charges recorded during the three months ended April 30, 2017. The restructuring activity for the three months ended April 30, 2018 consisted of $5.5 million in employee separation costs and $0.5 million in other restructuring costs. During the six months ended April 30, 2018, the Company recorded restructuring charges of $10.1 million, which compares to $4.8 million of restructuring charges recorded during the six months ended April 30, 2017. The restructuring activity for the six months ended April 30, 2018 consisted of $8.3 million in employee separation costs and $1.8 million in other restructuring costs.
The following is a reconciliation of the total amounts expected to be incurred from approved restructuring plans or plans that are being formulated and have not been announced as of the date of this Form 10-Q. Remaining amounts expected to be incurred are $15.4 million as of April 30, 2018 compared to $14.9 million as of October 31, 2017. The change was due to the formulations of new plans during the period.

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the six month period ended April 30, 2018	Amounts Remaining to be Incurred
Rigid Industrial Packaging & Services
Employee separation costs	$19.1	$8.0	$11.1
Other restructuring costs	4.8	1.7	3.1
	23.9	9.7	14.2
Flexible Products & Services
Employee separation costs	0.7	0.3	0.4
Other restructuring costs	0.9	0.1	0.8
	1.6	0.4	1.2
	$25.5	$10.1	$15.4
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
Significant Nonstrategic Timberland Transactions
In 2005, the Company sold certain timber properties to Plum Creek Timberlands, L.P. (“Plum Creek”) in a series of transactions that included the creation of two separate legal entities that are now consolidated as separate VIEs. One is an indirect subsidiary of Plum Creek (the “Buyer SPE”), and the other is STA Timber LLC, an indirect wholly owned subsidiary of the Company (“STA Timber”). As of April 30, 2018 and October 31, 2017, consolidated assets of the Buyer SPE consisted of $50.9 million of restricted bank financial instruments which are expected to be held to maturity. For both of the three month periods ended April 30, 2018 and 2017, Buyer SPE recorded interest income of $0.6 million. For both of the six month periods ended April 30, 2018 and 2017, Buyer SPE recorded interest income of $1.2 million.
As of April 30, 2018 and October 31, 2017, STA Timber had consolidated long-term debt of $43.3 million. For both of the three month periods ended April 30, 2018 and 2017, STA Timber recorded interest expense of $0.6 million. For both of the six month periods ended April 30, 2018 and 2017, STA Timber recorded interest expense of $1.2 million. The intercompany borrowing arrangement between the two VIEs is eliminated in consolidation. STA Timber is exposed to credit-related losses in the event of nonperformance by an issuer of a deed of guarantee in the transaction.
Flexible Packaging Joint Venture
In 2010, Greif, Inc. and one of its indirect subsidiaries formed a joint venture (referred to herein as the “Flexible Packaging JV” or “FPS VIE”) with Dabbagh Group Holding Company Limited and one of its subsidiaries, originally National Scientific Company Limited and now Gulf Refined Packaging for Industrial Packaging Company LTD. The Flexible Packaging JV owns the operations in the Flexible Products & Services segment. The Flexible Packaging JV has been consolidated into the operations of the Company as of its formation date in 2010.
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
The following table presents the Flexible Packaging JV total net assets:

(in millions)	April 30, 2018	October 31, 2017
Cash and cash equivalents	$22.8	$14.4
Trade accounts receivable, less allowance of $1.0 in 2018 and $2.2 in 2017	56.8	52.5
Inventories	59.9	53.3
Properties, plants and equipment, net	30.2	31.2
Other assets	27.2	25.8
Total Assets	$196.9	$177.2

Accounts payable	$34.0	$33.8
Other liabilities	24.9	30.2
Total Liabilities	$58.9	$64.0
Net income attributable to the noncontrolling interest in the Flexible Packaging JV for the three months ended April 30, 2018 and 2017 was $4.4 million and $1.2 million, respectively; and for the six months ended April 30, 2018 and 2017, net income attributable to the noncontrolling interest was $5.5 million and $1.8 million, respectively.
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

NOTE 8 — LONG-TERM DEBT
Long-term debt is summarized as follows:

(in millions)	April 30, 2018	October 31, 2017
2017 Credit Agreement- Term Loan	$281.3	$288.8
Senior Notes due 2019	248.5	248.0
Senior Notes due 2021	240.9	230.9
Receivables Facility	150.0	150.0
2017 Credit Agreement- Revolving Credit Facility	114.9	35.0
Other debt	5.4	6.5
	1,041.0	959.2
Less current portion	15.0	15.0
Less deferred financing costs	5.5	6.4
Long-term debt	$1,020.5	$937.8
2017 Credit Agreement
On November 3, 2016, the Company and certain of its international subsidiaries entered into a new senior secured credit agreement (the “2017 Credit Agreement”) with a syndicate of financial institutions. The 2017 Credit Agreement replaced in its entirety the $1.0 billion senior secured credit agreement entered into by the Company and two of its international subsidiaries in 2012 with a syndicate of financial institutions. The total available borrowing under the 2017 Credit Agreement was $670.7 million as of April 30, 2018, which has been reduced by $14.4 million for outstanding letters of credit, all of which was then available without violating covenants.
The 2017 Credit Agreement provides for an $800.0 million revolving multicurrency credit facility expiring November 3, 2021, and a $300.0 million term loan, with quarterly principal installments that commenced on April 30, 2017, through maturity on November 3, 2021, both with an option to add an aggregate of $550.0 million to the facilities with the agreement of the lenders. The Company used the term loan on February 1, 2017, to repay the principal of the Company’s $300.0 million 6.75% Senior Notes that matured on that date. The revolving credit facility is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, and to finance acquisitions. Interest is based on either a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. The financing costs associated with the 2017 Credit Agreement totaled $4.9 million as of April 30, 2018, and are recorded as a direct deduction from the long-term debt liability.
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
As of April 30, 2018, $396.2 million was outstanding under the 2017 Credit Agreement. The current portion of the 2017 Credit Agreement was $15.0 million and the long-term portion was $381.2 million. The weighted average interest rate for borrowings under the 2017 Credit Agreement was 2.82% for the six months ended April 30, 2018. The actual interest rate for borrowings under the 2017 Credit Agreement was 3.11% as of April 30, 2018.
Senior Notes due 2019
On July 28, 2009, the Company issued $250.0 million of 7.75% Senior Notes due August 1, 2019. Interest on these Senior Notes is payable semi-annually. The financing costs associated with the Senior Notes due 2019 totaled $0.6 million as of April 30, 2018, and are recorded as a direct deduction from the long-term liability.

Senior Notes due 2021
On July 15, 2011, Greif, Inc.’s wholly-owned subsidiary, Greif Nevada Holdings, Inc., S.C.S. issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. Interest on these Senior Notes is payable semi-annually.
United States Trade Accounts Receivable Credit Facility
On September 27, 2017, the Company amended and restated its existing receivables facility in the United States which matured in September of 2017 to establish a $150.0 million United States Trade Accounts Receivable Credit Facility (the "Receivables Facility") with a financial institution. The Receivables Facility matures on September 26, 2018. The $150.0 million outstanding balance as of April 30, 2018 is reported in long-term debt in the condensed consolidated balance sheets because the Company intends to refinance the obligation on a long-term basis and has the intent and ability to consummate a long-term refinancing.
NOTE 9 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of April 30, 2018 and October 31, 2017:

	April 30, 2018
	Fair Value Measurement
(in millions)	Level 1	Level 2	Level 3	Total	Balance Sheet Location
Interest rate derivatives	$—	$16.0	$—	$16.0	Other long-term assets and other current assets
Foreign exchange hedges	—	0.4	—	0.4	Other current assets
Foreign exchange hedges	—	(1.4)	—	(1.4)	Other current liabilities
Insurance annuity	—	—	21.5	21.5	Other long-term assets
Cross currency swap	—	(1.9)	—	(1.9)	Other long-term liabilities
Cross currency swap	—	2.0	—	2.0	Other current assets
Total	$—	$15.1	$21.5	$36.6

	October 31, 2017
	Fair Value Measurement
(in millions)	Level 1	Level 2	Level 3	Total	Balance Sheet Location
Interest rate derivatives	$—	$8.9	$—	$8.9	Other long-term assets and other current assets
Foreign exchange hedges	—	0.1	—	0.1	Other current assets
Foreign exchange hedges	—	(0.6)	—	(0.6)	Other current liabilities
Insurance annuity	—	—	20.7	20.7	Other long-term assets
Total	$—	$8.4	$20.7	$29.1

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of April 30, 2018 and October 31, 2017 approximate their fair values because of the short-term nature of these items and are not included in this table.

Interest Rate Derivatives
The Company has various borrowing facilities which charge interest based on the one month U.S. dollar LIBOR rate plus an interest spread. During the first quarter of 2017, the Company entered into a forward interest rate swap with a notional amount of $300.0 million. As of February 1, 2017, the Company began to receive variable rate interest payments based upon one month U.S. dollar LIBOR and in return was obligated to pay interest at a fixed rate of 1.194%. This effectively converted the borrowing rate on $300.0 million of debt from a variable rate to a fixed rate. This derivative is designated as a cash flow hedge for accounting purposes. Accordingly, the gain or loss on this derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. For additional disclosures of the gain or loss included within other comprehensive income, see also Note 15 to the interim condensed consolidated financial statements. The assumptions used in measuring fair value of the interest rate derivative are considered level 2 inputs, which are based upon LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements.
Gains reclassified to earnings under these contracts were $0.4 million for the three months ended April 30, 2018, and losses reclassified to earnings under these contracts were $0.3 million for the three months ended April 30, 2017. Gains reclassified to earnings under these contracts were $0.5 million for the six months ended April 30, 2018, and losses reclassified to earnings under these contracts were $0.3 million for the six months ended April 30, 2017. A derivative gain of $3.2 million, based upon interest rates at April 30, 2018, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of April 30, 2018, the Company had outstanding foreign currency forward contracts in the notional amount of $119.8 million ($80.1 million as of October 31, 2017). Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
Realized losses recorded in other expense, net under fair value contracts were $1.6 million and $0.3 million for the three months ended April 30, 2018 and 2017, respectively. Realized losses recorded in other expense, net under fair value contracts were $2.1 million and $1.5 million for the six months ended April 30, 2018 and 2017, respectively. The Company recognized in other expense, net an unrealized net gain of $2.0 million and zero during the three months ended April 30, 2018 and 2017, respectively. The Company recognized in other expense, net an unrealized net loss of $1.1 million and $1.5 million during the six months ended April 30, 2018 and 2017, respectively.
Cross Currency Swap
The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. On March 6, 2018, the Company entered into a cross currency interest rate swap agreement that synthetically swaps $100.0 million of fixed rate debt to Euro denominated fixed rate debt at a rate of 2.352%. The agreement is designated as a net investment hedge for accounting purposes and will mature on March 6, 2023. Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Coupons received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the condensed consolidated statements of income. For the three and six months ended April 30, 2018, gains recorded in interest expense, net under the cross currency swap agreement were $0.4 million. For additional disclosure of the gain or loss included within other comprehensive income, see also Note 15 to the interim condensed consolidated financial statements. The assumptions used in measuring fair value of the cross currency swap are considered level 2 inputs, which are based upon the Euro to United States Dollar exchange rate market.
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

The following table presents the estimated fair values of the Company’s senior notes:

(in millions)	April 30, 2018	October 31, 2017
Senior Notes due 2019 estimated fair value	$262.2	$272.0
Senior Notes due 2021 estimated fair value	287.4	281.0
Assets held by special purpose entities estimated fair value	51.3	52.5
Non-Recurring Fair Value Measurements
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the six months ended April 30, 2018 and 2017:

	Quantitative Information about Level 3 Fair Value Measurements
(in millions)	Fair Value of Impairment	Valuation Technique	Unobservable Input	Range of Input Values
April 30, 2018
Impairment of Net Assets Held for Sale	$0.4	Discounted Cash Flows	Discounted Cash Flows	N/A
Impairment of Long Lived Assets	2.9	Discounted Cash Flows	Discounted Cash Flows	N/A
Total	$3.3

April 30, 2017
Impairment of Net Assets Held for Sale	$3.6	Broker Quote/ Indicative Bids	Indicative Bids	N/A
Impairment of Long Lived Assets	0.3	Sales Value	Sales Value	N/A
Total	$3.9
Long-Lived Assets
The Company recognized asset impairment charges of $3.3 million during the six months ended April 30, 2018 and $3.9 million for the six months ended April 30, 2017. As a result of the Company measuring long-lived assets at fair value on a non-recurring basis, during the six months ended April 30, 2018, the Company recorded impairment charges related to properties, plants and equipment, net, of $1.9 million and charges related to intangible assets of $1.4 million in the Rigid Industrial Packaging & Services segment.
The assumptions used in measuring fair value of long-lived assets are considered level 3 inputs, which include bids received from third parties, recent purchase offers, market comparable information and discounted cash flows based on assumptions that market participants would use.
Assets and Liabilities Held for Sale
During the six month period ended April 30, 2018, one asset group was reclassified to assets and liabilities held for sale, resulting in a $0.4 million impairment to net realizable value. During the six month period ended April 30, 2017, one asset group was reclassified to assets and liabilities held for sale, resulting in $3.6 million impairment to net realizable value.
The assumptions used in measuring fair value of assets and liabilities held for sale are considered level 3 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers.
NOTE 10 — INCOME TAXES
Income tax expense for the quarter was computed in accordance with ASC 740-270 "Income Taxes - Interim Reporting". Under this method, losses from jurisdictions for which a valuation allowance have been provided have not been included in the amount to which the ASC 740-270 rate was applied. Income tax expense of the Company fluctuates primarily due to changes in losses and income from jurisdictions for which a valuation allowance has been provided and the impact of discrete items in the respective quarter.
The income tax expense for the six months ended April 30, 2018, was $5.5 million; whereas, the income tax expense for the six months ended April 30, 2017, was $34.8 million.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”). The legislation significantly changed U.S. tax law by, among other things, lowering the corporate income tax rate from 35% to 21%, effective January 1, 2018, allowing for the acceleration of expensing for certain business assets, requiring companies to pay a one-time transition tax on certain un-remitted earnings of foreign subsidiaries, and eliminating U.S. federal income tax on dividends from foreign subsidiaries. The rate change was administratively effective as of the beginning of the Company's fiscal 2018 year, which has resulted in the Company using a blended statutory rate for the annual period of 23.33%.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. During the quarter ended April 30, 2018, the Company further refined the provisional benefit related to the revaluation of deferred tax assets & liabilities from a benefit of $65.0 million to a benefit of $69.3 million. As a result, the Company recognized a net benefit of $4.3 million, related to the Tax Reform Act, in its consolidated financial statements for the quarter ended April 30, 2018. The final impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analyses, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act..
NOTE 11 — POST RETIREMENT BENEFIT PLANS
The components of net periodic pension cost include the following:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2018	2017	2018	2017
Service cost	$3.3	$3.3	$6.6	$6.6
Interest cost	4.6	4.6	9.2	9.2
Expected return on plan assets	(6.1)	(7.1)	(12.2)	(14.2)
Amortization of prior service cost and net actuarial gain	3.6	2.8	7.2	5.6
Net periodic pension costs	$5.4	$3.6	$10.8	$7.2
The Company made $13.5 million and $5.1 million in pension contributions in the six months ended April 30, 2018 and 2017, respectively.
The components of net periodic cost for post-retirement benefits include the following:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2018	2017	2018	2017
Interest cost	$0.1	$0.1	$0.2	$0.2
Amortization of prior service cost and net actuarial gain	(0.4)	(0.4)	(0.8)	(0.7)
Net periodic benefit for post-retirement benefits	$(0.3)	$(0.3)	$(0.6)	$(0.5)
The components of net periodic pension cost and net periodic cost for post-retirement benefits, other than the service cost components, are included in the line item "Other expense, net" in the condensed consolidated statements of income.
During the six months ended April 30, 2017, in the United States, an annuity contract for approximately $49.2 million was purchased with defined benefit plan assets, and the pension obligation for certain retirees in the United States under that plan was irrevocably transferred from that plan to the annuity contract. Additionally, lump sum payments totaling $38.9 million were made from the defined benefit plan assets to certain participants who agreed to such payments, representing the current fair value of the participant’s respective pension benefit. The settlement items described above resulted in a decrease in the fair value of plan assets and the projected benefit obligation of $88.1 million and a non-cash pension settlement charge of $24.6 million of unrecognized net actuarial loss included in accumulated other comprehensive loss.
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
The Company is currently involved in legal proceedings outside of the United States related to various wrongful termination lawsuits filed by former employees and benefit claims filed by some existing employees of our Flexible Products & Services segment.  The lawsuits include claims for severance for employment periods prior to the Company’s ownership in the business.  As of April 30, 2018 and October 31, 2017, the estimated liability recorded related to these matters were $3.0 million and $5.7 million, respectively.  The estimated liability has been determined based on the number of active cases and the settlements and rulings on previous cases.  It is reasonably possible the estimated liability could increase if additional cases are filed or adverse rulings are made.
During 2017, three reconditioning facilities in the Milwaukee, Wisconsin area that are owned by Container Life Cycle Management LLC (“CLCM”), the Company’s U.S. reconditioning joint venture company, have been subject to investigations conducted by federal, state and local governmental agencies concerning, among other matters, potential violations of environmental laws and regulations. As a result of these investigations, the United States Environmental Protection Agency (“U.S. EPA”) and the Wisconsin Department of Natural Resources (“WDNR”) have issued notices of violations to the Company and CLCM regarding violations of certain federal and state environmental laws and regulations. The remedies being sought in these proceedings include compliance with the applicable environmental laws and regulations as being interpreted by the U.S. EPA and WDNR and monetary sanctions. The Company has cooperated with the governmental agencies in these investigations and proceedings. As of June 7, 2018, no material citations have been issued or fines assessed with respect to any of these proceedings. The Company is unable to predict the outcome of these proceedings or estimate a range of reasonable possible monetary sanctions or costs associated with any remedial actions that may be required or requested by the U.S. EPA or WDNR.
In addition, on November 8, 2017, the Company, CLCM and other parties were named as defendants in a punitive class action lawsuit filed in Wisconsin state court concerning one of CLCM’s Milwaukee reconditioning facilities.  The plaintiffs are alleging that odors from this facility have invaded their property and are interfering with the use and enjoyment of their property and causing damage to the value of their property.  Plaintiffs are seeking compensatory and punitive damages, along with their legal fees. The Company and CLCM are vigorously defending themselves in this lawsuit.  The lawsuit is at the discovery stage. The Company is unable to predict the outcome of this lawsuit or estimate a range of reasonably possible losses.
Environmental Reserves
As of April 30, 2018 and October 31, 2017, environmental reserves were $7.2 million and $7.1 million, respectively, and were recorded on an undiscounted basis. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. As of April 30, 2018 and October 31, 2017, environmental reserves of the Company included $4.3 million for various European drum facilities acquired from Blagden and Van Leer; $0.2 million and $0.3 million, respectively, for its various container life cycle management and recycling facilities; $1.0 million and $1.1 million, respectively, for remediation of sites no longer owned by the Company; and $1.7 million and $1.4 million, respectively, for various other facilities around the world.

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
The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding

*Diluted Class B EPS calculation is identical to Basic Class B calculation
The following table provides EPS information for each period:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2018	2017	2018	2017
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$45.1	$36.0	$101.6	$41.4
Cash dividends	(24.8)	(24.7)	(49.3)	(49.2)
Undistributed net income (loss) attributable to Greif, Inc.	$20.3	$11.3	$52.3	$(7.8)
The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.
Common Stock Repurchases
The Board of Directors has authorized the Company to repurchase shares of the Company's Class A Common Stock or Class B Common Stock or any combination of the foregoing. As of April 30, 2018, the remaining amount of shares that may be repurchased under this authorization was 4,703,487. During 2017, the Stock Repurchase Committee authorized and the Company executed the repurchase of 2,000 shares of Class B Common Stock. There have been no other shares repurchased under this program from November 1, 2016 through April 30, 2018.

The following table summarizes the Company’s Class A and Class B common and treasury shares as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
April 30, 2018
Class A Common Stock	128,000,000	42,281,920	25,941,279	16,340,641
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275

October 31, 2017
Class A Common Stock	128,000,000	42,281,920	25,835,281	16,446,639
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
Class A Common Stock:
Basic shares	25,934,680	25,824,194	25,890,495	25,805,981
Assumed conversion of restricted shares	—	4,688	—	4,679
Diluted shares	25,934,680	25,828,882	25,890,495	25,810,660
Class B Common Stock:
Basic and diluted shares	22,007,725	22,009,725	22,007,725	22,009,725
NOTE 14 — EQUITY EARNINGS OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Equity earnings of unconsolidated affiliates, net of tax
Equity earnings of unconsolidated affiliates, net of tax, were $0.8 million for the three and six months ended April 30, 2018. Equity earnings of unconsolidated affiliates, net of tax, were zero for the three and six months ended April 30, 2017. There were no dividends received from the Company's equity method affiliates for the three and six months ended April 30, 2018 and 2017.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests represent the portion of earnings from the operations of the Company’s consolidated subsidiaries attributable to unrelated third party equity owners that were deducted from net income to arrive at net income attributable to the Company. Net income attributable to noncontrolling interests for the three months ended April 30, 2018 and 2017 was $6.8 million and $3.9 million, respectively. Net income attributable to noncontrolling interests for the six months ended April 30, 2018 and 2017 was $10.4 million and $6.5 million, respectively.

NOTE 15 — EQUITY AND COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes of equity from October 31, 2017 to April 30, 2018 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2017	47,843	$144.2	28,999	$(135.6)	$1,360.5	$(358.2)	$1,010.9	$36.6	$1,047.5
Net income					101.6		101.6	10.4	112.0
Other comprehensive income (loss):
- foreign currency translation						11.7	11.7	0.4	12.1
- derivative financial instruments, net of income tax expense of $1.8 million					(0.6)	5.9	5.3		5.3
- minimum pension liability adjustment, net of immaterial income tax						1.8	1.8		1.8
Comprehensive income							120.4		131.2
Current period mark to redemption value of redeemable noncontrolling interest					(1.8)		(1.8)		(1.8)
Net income allocated to redeemable noncontrolling interests							—	(1.9)	(1.9)
Dividends paid to Greif, Inc. shareholders					(49.3)		(49.3)		(49.3)
Dividends paid to noncontrolling interests							—	(2.7)	(2.7)
Restricted stock directors	21	1.0	(21)	—			1.0		1.0
Long-term incentive shares issued	85	5.1	(85)	0.2			5.3		5.3
As of April 30, 2018	47,949	$150.3	28,893	$(135.4)	$1,410.4	$(338.8)	$1,086.5	$42.8	$1,129.3

The following table summarizes the changes of equity from October 31, 2016 to April 30, 2017 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2016	47,792	$141.4	29,050	$(135.6)	$1,340.0	$(398.4)	$947.4	$10.5	$957.9
Net income					41.4		41.4	6.5	47.9
Other comprehensive income (loss):
- foreign currency translation						3.5	3.5	(2.3)	1.2
- interest rate derivative, net of income tax expense of $2.9 million						4.8	4.8		4.8
- change in minimum pension liability adjustment from remeasurement, settlement, and amortization, net of income tax of $17.5 million						29.4	29.4		29.4
Comprehensive income							79.1		83.3
Net income allocated to redeemable noncontrolling interests							—	(2.2)	(2.2)
Deconsolidation of noncontrolling interest							—	(2.6)	(2.6)
Dividends paid to Greif, Inc. shareholders					(49.2)		(49.2)		(49.2)
Dividends paid to noncontrolling interests								(3.1)	(3.1)
Long-term incentive shares issued	49	2.6	(49)	0.1			2.7		2.7
As of April 30, 2017	47,841	$144.0	29,001	$(135.5)	$1,332.2	$(360.7)	$980.0	$6.8	$986.8
The following table provides the rollforward of accumulated other comprehensive income (loss) for the six months ended April 30, 2018:

(in millions)	Foreign Currency Translation	Interest Rate Derivative	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2017	$(249.3)	$5.1	$(114.0)	$(358.2)
Other Comprehensive Income	11.7	5.9	1.8	19.4
Current-period Other Comprehensive Income	11.7	5.9	1.8	19.4
Balance as of April 30, 2018	$(237.6)	$11.0	$(112.2)	$(338.8)

The following table provides the rollforward of accumulated other comprehensive income (loss) for the six months ended April 30, 2017:

(in millions)	Foreign Currency Translation	Interest Rate Derivative	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2016	$(270.2)	$—	$(128.2)	$(398.4)
Other Comprehensive Income	3.5	4.8	29.4	37.7
Current-period Other Comprehensive Income	3.5	4.8	29.4	37.7
Balance as of April 30, 2017	$(266.7)	$4.8	$(98.8)	$(360.7)
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
The following segment information is presented for the periods indicated:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2018	2017	2018	2017
Net sales:
Rigid Industrial Packaging & Services	$662.7	$624.3	$1,278.1	$1,185.8
Paper Packaging & Services	213.9	188.7	417.7	371.6
Flexible Products & Services	84.1	66.6	164.1	136.3
Land Management	7.6	7.8	14.1	14.6
Total net sales	$968.3	$887.4	$1,874.0	$1,708.3

Operating profit:
Rigid Industrial Packaging & Services	$47.2	$56.1	$78.4	$98.9
Paper Packaging & Services	33.0	20.3	60.9	40.3
Flexible Products & Services	5.0	1.8	8.2	2.4
Land Management	2.5	3.3	5.7	5.5
Total operating profit	$87.7	$81.5	$153.2	$147.1

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$21.1	$20.5	$41.7	$39.9
Paper Packaging & Services	8.4	7.6	16.7	15.9
Flexible Products & Services	1.8	1.5	3.6	3.4
Land Management	1.1	1.4	2.1	2.5
Total depreciation, depletion and amortization expense	$32.4	$31.0	$64.1	$61.7

The following table presents net sales to external customers by geographic area:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2018	2017	2018	2017
Net sales:
United States	$463.5	$434.5	$896.2	$842.5
Europe, Middle East and Africa	370.7	325.5	702.0	611.4
Asia Pacific and other Americas	134.1	127.4	275.8	254.4
Total net sales	$968.3	$887.4	$1,874.0	$1,708.3
The following table presents total assets by segment and total properties, plants and equipment, net by geographic area:

(in millions)	April 30, 2018	October 31, 2017
Assets:
Rigid Industrial Packaging & Services	$2,083.0	$1,976.7
Paper Packaging & Services	478.2	459.8
Flexible Products & Services	174.2	163.2
Land Management	346.6	345.4
Total segments	3,082.0	2,945.1
Corporate and other	264.8	287.2
Total assets	$3,346.8	$3,232.3

Properties, plants and equipment, net:
United States	$736.6	$730.1
Europe, Middle East and Africa	321.5	322.0
Asia Pacific and other Americas	131.8	136.3
Total properties, plants and equipment, net	$1,189.9	$1,188.4
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
The following table summarizes the change in mandatorily redeemable noncontrolling interest for the six months ended April 30, 2018:

(in millions)	Mandatorily Redeemable Noncontrolling Interest
Balance as of October 31, 2017	$9.2
Current period mark to redemption value	(0.5)
Balance as of April 30, 2018	$8.7
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
Redeemable noncontrolling interests are reflected in the condensed consolidated balance sheets at redemption value. The following table summarizes the change in redeemable noncontrolling interest for the six months ended April 30, 2018:

(in millions)	Redeemable Noncontrolling Interest
Balance as of October 31, 2017	$31.5
Current period mark to redemption value	1.8
Redeemable noncontrolling interest share of income and other	1.9
Dividends to redeemable noncontrolling interest and other	(1.4)
Balance as of April 30, 2018	$33.8

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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our condensed consolidated balance sheets as of April 30, 2018 and October 31, 2017, and for the condensed consolidated statements of income for the three and six months ended April 30, 2018 and 2017. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 (the “2017 Form 10-K”). Readers are encouraged to review the entire 2017 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
As of April 30, 2018, we owned approximately 245,000 acres of timber properties in the southeastern United States. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use properties, which consist of surplus properties, higher and better use (“HBU”) properties and development properties.
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
Our critical accounting policies are discussed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2017 Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the condensed consolidated financial statements with useful and reliable information about our results of operations and financial condition. No material changes to our critical accounting policies, as previously disclosed, have occurred during the first six months of fiscal 2018.
Recently Issued and Newly Adopted Accounting Standards
See Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for a detailed description of recently issued and newly adopted accounting standards.

RESULTS OF OPERATIONS
The following comparative information is presented for the three and six months ended April 30, 2018 and 2017. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.
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
Second Quarter Results
The following table sets forth the net sales, operating profit and EBITDA for each of our business segments for the three month periods ended April 30, 2018 and 2017:

	Three Months Ended April 30,
(in millions)	2018	2017
Net sales:
Rigid Industrial Packaging & Services	$662.7	$624.3
Paper Packaging & Services	213.9	188.7
Flexible Products & Services	84.1	66.6
Land Management	7.6	7.8
Total net sales	$968.3	$887.4

Operating profit:
Rigid Industrial Packaging & Services	$47.2	$56.1
Paper Packaging & Services	33.0	20.3
Flexible Products & Services	5.0	1.8
Land Management	2.5	3.3
Total operating profit	$87.7	$81.5

EBITDA:
Rigid Industrial Packaging & Services	$66.3	$72.5
Paper Packaging & Services	41.1	27.4
Flexible Products & Services	7.4	3.6
Land Management	3.6	4.7
Total EBITDA	$118.4	$108.2

The following table sets forth EBITDA, reconciled to net income and operating profit, for our consolidated results for the three month periods ended April 30, 2018 and 2017:

	Three Months Ended April 30,
(in millions)	2018	2017
Net income	$51.9	$39.9
Plus: interest expense, net	13.0	14.3
Plus: income tax expense	21.1	23.0
Plus: depreciation, depletion and amortization expense	32.4	31.0
EBITDA	$118.4	$108.2
Net income	$51.9	$39.9
Plus: interest expense, net	13.0	14.3
Plus: pension settlement charge	—	1.1
Plus: income tax expense	21.1	23.0
Plus: other expense, net	2.5	3.2
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.8)	—
Operating profit	87.7	81.5
Less: other expense, net	2.5	3.2
Less: pension settlement charge	—	1.1
Less: equity earnings of unconsolidated affiliates, net of tax	(0.8)	—
Plus: depreciation, depletion and amortization expense	32.4	31.0
EBITDA	$118.4	$108.2

The following table sets forth EBITDA for our business segments, reconciled to the operating profit for each segment, for the three month periods ended April 30, 2018 and 2017:

	Three Months Ended April 30,
(in millions)	2018	2017
Rigid Industrial Packaging & Services
Operating profit	$47.2	$56.1
Less: other expense, net	2.8	3.5
Less: pension settlement charge	—	0.6
Less: equity earnings of unconsolidated affiliates, net of tax	(0.8)	—
Plus: depreciation and amortization expense	21.1	20.5
EBITDA	$66.3	$72.5

Paper Packaging & Services
Operating profit	$33.0	$20.3
Less: other expense, net	0.3	—
Less: pension settlement charge	—	0.5
Plus: depreciation and amortization expense	8.4	7.6
EBITDA	$41.1	$27.4

Flexible Products & Services
Operating profit	$5.0	$1.8
Less: other (income) expense, net	(0.6)	(0.3)
Plus: depreciation and amortization expense	1.8	1.5
EBITDA	$7.4	$3.6

Land Management
Operating profit	$2.5	$3.3
Plus: depreciation, depletion and amortization expense	1.1	1.4
EBITDA	$3.6	$4.7

Consolidated EBITDA	$118.4	$108.2
Net Sales
Net sales were $968.3 million for the second quarter of 2018 compared with $887.4 million for the second quarter of 2017. The 9.1 percent increase was due primarily to strategic pricing initiatives and increases in index prices in our Rigid Industrial Packaging & Services segment, selling price increases due to increases in published containerboard pricing and increased sales volumes in our Paper Packaging & Services segment, strategic pricing decisions and product mix in our Flexible Products & Services segment and a $40.9 million impact of foreign currency translation, partially offset by volume declines due to customer operational interruptions, weather and strategic pricing decisions in our Rigid Industrial Packaging & Services segment. See the "Segment Review" below for additional information on net sales by segment during the second quarter of 2018.
Gross Profit
Gross profit was $195.3 million for the second quarter of 2018 compared with $181.9 million for the second quarter of 2017. The respective reasons for the change in each segment are described below in the “Segment Review.” Gross profit margin was 20.2 percent for the second quarter of 2018 compared with 20.5 percent for the second quarter of 2017.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $102.7 million for the second quarter of 2018 and $97.0 million for the second quarter of 2017. This increase was due primarily to the impact of foreign currency translation of $4.2 million and increased salaries and benefits costs in the second quarter of 2018. SG&A expenses were 10.6 percent of net sales for the second quarter of 2018 compared with 10.9 percent of net sales for the second quarter of 2017.
Restructuring Charges
Restructuring charges were $6.0 million for the second quarter of 2018 compared with $5.1 million for the second quarter of 2017. See Note 6 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on the restructuring charges reported during the second quarter of 2018.
Gain on Disposal of Properties, Plants and Equipment, net
The gain on disposal of properties, plants and equipment, net was $1.5 million and $1.8 million for the second quarter of 2018 and 2017, respectively. See Note 4 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on the gain reported during the second quarter of 2018.
Operating Profit
Operating profit was $87.7 million for the second quarter of 2018 compared with $81.5 million for the second quarter of 2017. The $6.2 million increase consisted of a $12.7 million increase in the Paper Packaging & Services segment and a $3.2 million increase in the Flexible Products & Services segment, offset by a $0.8 million decrease in the Land Management segment and a $8.9 million decrease in the Rigid Industrial Packaging & Services segment. When compared to the second quarter of 2017, the primary factors that contributed to the $6.2 million increase in operating profit were increased gross profit of $13.4 million and decreased impairment charges of $1.6 million, offset by increased SG&A expenses of $5.7 million, and decreased gains on sale of properties, plants and equipment, and businesses, net of $2.2 million, .
EBITDA
EBITDA was $118.4 million for the second quarter of 2018 compared with $108.2 million for the second quarter of 2017. The $10.2 million increase was primarily due to the same factors that impacted operating profit, as described above.
Trends
We anticipate our fiscal 2018 results will benefit from stronger demand from key end use segments. We anticipate these benefits will be partially offset by a continuation of the rapidly rising raw material costs in North America that we experienced in the first half of fiscal 2018, specifically steel and other raw materials in our Rigid Industrial Packaging & Services segment, as well as by increases in transportation costs seen across parts of our global network. We expect these cost increases to impact our fiscal 2018 results until raw material price increases slow down or prices flatten and allow for contractual price adjustment mechanisms to catch up. We also anticipate that our Paper Packaging & Services segment will benefit from a more favorable price - cost relationship as containerboard price increases that have been announced are fully realized and that old corrugated container costs will remain favorable when compared to 2017.
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
Net sales increased 6.2 percent to $662.7 million for the second quarter of 2018 compared with $624.3 million for the second quarter of 2017. The $38.4 million increase in net sales was primarily the result of an increase in selling prices due to strategic pricing decisions, increases in index prices and a $32.6 million impact of foreign currency translation, partially offset by volume declines due to customer operational interruptions, weather and strategic pricing decisions.
Gross profit was $124.9 million for the second quarter of 2018 compared with $133.9 million for the second quarter of 2017. The $9.0 million decrease in gross profit was due primarily to increased raw material costs, increased manufacturing and transportation expenses and the timing of contractual pass through arrangements. Gross profit margin decreased to 18.8 percent from 21.4 percent for the three months ended April 30, 2018 and 2017, respectively.
Operating profit was $47.2 million for the second quarter of 2018 compared with operating profit of $56.1 million for the second quarter of 2017. The $8.9 million decrease was primarily attributable to the same factors that impacted gross profit, increased restructuring expenses of $1.6 million, and a decrease in gains on disposal of properties, plants, equipment and businesses, net of $1.1 million, partially offset by a decrease in SG&A expenses of $1.2 million and a decrease in impairment charges of $1.6 million.
EBITDA was $66.3 million for the second quarter of 2018 compared with $72.5 million for the second quarter of 2017. The $6.2 million decrease was primarily due to the same factors that impacted the segment’s operating profit, as described above.
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
Net sales increased 13.4 percent to $213.9 million for the second quarter of 2018 compared with $188.7 million for the second quarter of 2017, primarily due to increased published containerboard prices and increased sales volumes.
Gross profit was $49.9 million for the second quarter of 2018 compared with $32.9 million for the second quarter of 2017. Gross profit margin was 23.3 percent and 17.4 percent for the second quarters of 2018 and 2017, respectively. The increase in gross profit and gross profit margin was due primarily to higher containerboard sales prices and lower old corrugated container raw material input costs, partially offset by increased transportation costs.
Operating profit was $33.0 million for the second quarter of 2018 compared with $20.3 million for the second quarter of 2017. The increase was primarily due to the same factors impacting gross profit.
EBITDA was $41.1 million for the second quarter of 2018 compared with $27.4 million for the second quarter of 2017. The $13.7 million increase was due primarily to the same factors that impacted the segment’s operating profit, as described above.
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
Net sales increased $17.5 million to $84.1 million for the second quarter of 2018 compared with $66.6 million for the second quarter of 2017. The increase was due primarily to product mix, strategic pricing decisions, volume increases, and a $8.3 million impact of foreign currency translation.
Gross profit was $17.6 million for the second quarter of 2018 compared with $12.3 million for the second quarter of 2017. The increase was due primarily to the same factors that impacted net sales and improved transportation and manufacturing efficiencies, which also contributed to the increase in gross profit margin to 20.9 percent for the second quarter of 2018 from 18.5 percent for the second quarter of 2017.
Operating profit was $5.0 million for the second quarter of 2018 compared with $1.8 million for the second quarter of 2017. The increase was primarily related to the same factors impacting gross profit, partially offset by an increase in SG&A expenses of $2.4 million.
EBITDA was $7.4 million for the second quarter of 2018 compared with $3.6 million for the second quarter of 2017. The increase was due primarily to the same factors that impacted the segment’s operating profit, as described above.
Land Management
As of April 30, 2018, our Land Management segment consisted of approximately 245,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management segment are:

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
As of April 30, 2018, we had approximately 19,400 acres of special use property in the United States.
Net sales decreased to $7.6 million for the second quarter of 2018 compared with $7.8 million for the second quarter of 2017.
Operating profit decreased to $2.5 million for the second quarter of 2018 compared with $3.3 million for the second quarter of 2017 primarily due a decrease in gains on the disposal of special use property of $1.0 million.

EBITDA was $3.6 million and $4.7 million for the second quarters of 2018 and 2017, respectively.
Other Income Statement Changes
Interest expense, net
Interest expense, net, was $13.0 million for the second quarter of 2018 compared with $14.3 million for the second quarter of 2017. This decrease was primarily due to lower long-term debt balances and lower interest rates resulting from the impact of our derivative financial instruments.
U.S. and non-U.S. Income before Income Tax Expense
Refer to the following tables for details of the U.S. and non-U.S. income before income taxes and U.S. and non-U.S. income before income taxes after eliminating the impact of non-cash asset impairment charges, non-cash pension settlement charges, restructuring charges, and gains on sales of businesses.

Summary
	Three Months Ended April 30,
	2018	2017
Non-U.S. % of Consolidated Net Sales	52.2%	51.0%
U.S. % of Consolidated Net Sales	47.8%	49.0%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T.	46.6%	43.7%
U.S. % of Consolidated I.B.I.T.	53.4%	56.3%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T. before Special Items	50.1%	42.6%
U.S. % of Consolidated I.B.I.T. before Special Items	49.9%	57.4%
	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation
	Three Months Ended April 30,
(in millions)	2018	2017
Non-U.S. I.B.I.T.	$33.6	$27.5
Non-cash asset impairment charges	0.4	(0.1)
Restructuring charges	5.4	4.0
Gain on sale of businesses, net	—	(1.9)
Total Non-U.S. Special Items	5.8	2.0
Non-U.S. I.B.I.T. before Special Items	$39.4	$29.5

U.S. I.B.I.T. Reconciliation
	Three Months Ended April 30,
(in millions)	2018	2017
U.S. I.B.I.T.	$38.6	$35.4
Non-cash asset impairment charges	—	2.1
Non-cash pension settlement charge	—	1.1
Restructuring charges	0.6	1.1
Total U.S. Special Items	0.6	4.3
U.S. I.B.I.T. before Special Items	$39.2	$39.7
*Income Before Income Tax Expense = I.B.I.T.

Income tax expense
For the second quarter of 2018, income tax expense was $21.1 million on $72.2 million of pretax income, as compared to the second quarter of 2017, where income tax expense was $23.0 million on $62.9 million of pretax income. Our income tax expense was computed in accordance with ASC 740-270. In accordance with this accounting standard, certain items are forecasted, such as uncertain tax positions, withholding taxes, and deferred tax liabilities for unremitted foreign earnings. Additionally, losses from jurisdictions for which a valuation allowance have been provided have not been included in the amount to which the ASC 740-270 rate was applied, as well as the timing of recognition of the related tax expense under ASC 740-270.
Discrete items resulted in an increase in income tax expense of $2.3 million. This amount included a $1.0 million increase to the changes in the measurement of uncertain tax positions, which was netted against releases resulting from audit settlements, as well as expiration of the statute of limitations in several jurisdictions. Additionally, other increases to income tax expense included $1.3 million of immaterial discrete items. The increase was offset by an additional provisional decrease in income tax expense of $4.3 million related to the re-measurement of deferred tax balances to reflect the reduction in the U.S. corporate income tax rate resulting from the Tax Reform Act.
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
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests represents the portion of earnings from the operations of our majority owned subsidiaries that was subtracted from net income to arrive at net income attributable to us. Net income attributable to noncontrolling interests for the second quarters of 2018 and 2017 was $6.8 million and $3.9 million, respectively. The increase was primarily due to an increase in the net operating profit of the Flexible Packaging JV.
Net income attributable to Greif, Inc.
Based on the same factors noted above, net income attributable to Greif, Inc. was $45.1 million for the second quarter of 2018 compared to $36.0 million for the second quarter of 2017.
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
Minimum pension liability, net
Change in minimum pension liability, net for the second quarters of 2018 and 2017 was $2.7 million and $1.3 million, respectively. The increase in comprehensive income (loss) resulting from the change in minimum pension liability, net was primarily due to changes in valuation assumptions and the impact of foreign currency translation.

Year-to-Date Results
The following table sets forth the net sales, operating profit and EBITDA for each of our business segments for the six month periods ended April 30, 2018 and 2017:

	Six Months Ended April 30,
(in millions)	2018	2017
Net sales:
Rigid Industrial Packaging & Services	$1,278.1	$1,185.8
Paper Packaging & Services	417.7	371.6
Flexible Products & Services	164.1	136.3
Land Management	14.1	14.6
Total net sales	$1,874.0	$1,708.3

Operating profit:
Rigid Industrial Packaging & Services	$78.4	$98.9
Paper Packaging & Services	60.9	40.3
Flexible Products & Services	8.2	2.4
Land Management	5.7	5.5
Total operating profit	$153.2	$147.1

EBITDA:
Rigid Industrial Packaging & Services	$110.8	$118.2
Paper Packaging & Services	77.1	46.5
Flexible Products & Services	12.2	4.8
Land Management	7.8	7.9
Total EBITDA	$207.9	$177.4

The following table sets forth EBITDA, reconciled to net income and operating profit, for our consolidated results for the six month periods ended April 30, 2018 and 2017:

	Six Months Ended April 30,
(in millions)	2018	2017
Net income	$112.0	$47.9
Plus: interest expense, net	26.3	33.0
Plus: income tax expense	5.5	34.8
Plus: depreciation, depletion and amortization expense	64.1	61.7
EBITDA	$207.9	$177.4
Net income	$112.0	$47.9
Plus: interest expense, net	26.3	33.0
Plus: pension settlement charge	—	24.6
Plus: income tax expense	5.5	34.8
Plus: other expense, net	10.2	6.8
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.8)	—
Operating profit	153.2	147.1
Less: other expense, net	10.2	6.8
Less: pension settlement charge	—	24.6
Less: equity earnings of unconsolidated affiliates, net of tax	(0.8)	—
Plus: depreciation, depletion and amortization expense	64.1	61.7
EBITDA	$207.9	$177.4

The following table sets forth EBITDA for our business segments, reconciled to the operating profit for each segment, for the six month periods ended April 30, 2018 and 2017:

	Six Months Ended April 30,
(in millions)	2018	2017
Rigid Industrial Packaging & Services
Operating profit	$78.4	$98.9
Less: non-cash pension settlement charge	—	14.7
Less: other expense, net	10.1	5.9
Less: equity earnings of unconsolidated affiliates, net of tax	(0.8)	—
Plus: depreciation and amortization expense	41.7	39.9
EBITDA	$110.8	$118.2

Paper Packaging & Services
Operating profit	$60.9	$40.3
Less: non-cash pension settlement charge	—	9.7
Less: other expense, net	0.5	—
Plus: depreciation and amortization expense	16.7	15.9
EBITDA	$77.1	$46.5

Flexible Products & Services
Operating profit	$8.2	$2.4
Less: non-cash pension settlement charge	—	0.1
Less: other (income) expense, net	(0.4)	0.9
Plus: depreciation and amortization expense	3.6	3.4
EBITDA	$12.2	$4.8

Land Management
Operating profit	$5.7	$5.5
Less: non-cash pension settlement charge	—	0.1
Plus: depreciation, depletion and amortization expense	2.1	2.5
EBITDA	$7.8	$7.9

Consolidated EBITDA	$207.9	$177.4
Net Sales
Net sales were $1,874.0 million for the first half of 2018 compared with $1,708.3 million for the first half of 2017. The 9.7 percent increase was due primarily to strategic pricing initiatives and increases in index prices in our Rigid Industrial Packaging & Services segment, increases in selling prices due to increases in published containerboard pricing and an increase in sales volumes in our Paper Packaging & Services segment, strategic pricing decisions and product mix in our Flexible Products & Services segment and a $71.6 million impact of foreign currency translation, partially offset by volume declines due to customer operational interruptions, weather and strategic pricing decisions in our Rigid Industrial Packaging & Services segment. See the "Segment Review" below for additional information on net sales by segment during the first half of 2018.
Gross Profit
Gross profit was $367.0 million for the first half of 2018 compared with $345.2 million for the first half of 2017. The respective reasons for the improvement or decline in each segment are described below in the “Segment Review.” Gross profit margin was 19.6 percent and 20.2 percent for first half of 2018 and 2017, respectively.

Selling, General and Administrative Expenses
SG&A expenses increased 6.7 percent to $206.5 million for the first half of 2018 from $193.6 million for the first half of 2017. This increase was primarily due to increased professional fees related to tax planning, which are expected to generate recurring future tax savings, increased health and medical expenses and an increase in incentive accruals based on projected results. SG&A expenses were 11.0 percent of net sales for the first half of 2018 compared with 11.3 percent of net sales for the first half of 2017.
Restructuring Charges
Restructuring charges were $10.1 million for the first half of 2018 compared with $4.8 million for the first half of 2017. See Note 6 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on the restructuring charges reported during the first half of 2018.
Gain on Disposal of Properties, Plants and Equipment, net
The gain on disposal of properties, plants and equipment, net was $6.1 million and $2.8 million for the first half of 2018 and 2017, respectively. See Note 4 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on the gain reported during the first half of 2018.
Gain on Disposal of Businesses, net
There was no gain on disposal of businesses, net for the first half of 2018 and $1.4 million during the first half of 2017. See Note 2 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information.
Operating Profit
Operating profit was $153.2 million for the first half of 2018 compared with $147.1 million for the first half of 2017. The $6.1 million increase consisted of a $20.6 million increase in the Paper Packaging & Services segment, a $5.8 million increase in the Flexible Products & Services segment and a $0.2 million increase in the Land Management segment, partially offset by a $20.5 million decrease in the Rigid Industrial Packaging & Services segment. The factors that contributed to the $6.1 million increase, when compared to the first half of 2017, were the improvement in gross profit and increased gains on disposal of properties, plants and equipment and businesses, net of $1.9 million offset by increased restructuring charges of $5.3 million and increased SG&A expenses of $12.9 million.
EBITDA
EBITDA was $207.9 million for the first half of 2018 compared with $177.4 million for the first half of 2017. The $30.5 million increase was primarily due to the same factors that impacted operating profit, as described above, in addition to a reduction of $24.6 million in pension settlement charges.
Segment Review
Rigid Industrial Packaging & Services
Net sales increased 7.8 percent to $1,278.1 million for the first half of 2018 compared with $1,185.8 million for the first half of 2017. The $92.3 million increase in net sales was primarily the result of an increase in selling prices due to strategic pricing decisions, increases in index prices on raw materials and a $57.4 million impact of foreign currency translation, partially offset by volume declines due to customer operational interruptions, weather and strategic pricing decisions.
Gross profit was $235.3 million for the first half of 2018 compared with $246.3 million for the first half of 2017. The $11.0 million decrease in gross profit was primarily due to increased raw material costs, increased manufacturing and transportation expenses and the timing of contractual pass through arrangements. Gross profit margin decreased to 18.4 percent from 20.8 percent for the six months ended April 30, 2018 to 2017, respectively.
Operating profit was $78.4 million for the first half of 2018 compared with $98.9 million for the first half of 2017. The $20.5 million decrease was primarily attributable to the same factors impacting gross profit and increases in restructuring charges of $5.9 million, and increases in SG&A expenses of $5.7 million, partially offset by a reduction in gain on disposal of properties, plants, equipment and businesses, net of $1.8 million.

EBITDA was $110.8 million for the first half of 2018 compared with $118.2 million for the first half of 2017. The $7.4 million decrease was primarily due to the same factors that impacted the segment’s operating profit, as described above, in addition to a reduction of $14.7 million in pension settlement charges.
Paper Packaging & Services
Net sales increased $46.1 million to $417.7 million for the first half of 2018 compared with $371.6 million for the first half of 2017, primarily due to increased published containerboard prices and increased sales volumes.
Gross profit was $93.2 million for the first half of 2018 compared with $68.2 million for the first half of 2017. Gross profit margin was 22.3 percent and 18.4 percent for the first half of 2018 and 2017, respectively. The increase in gross profit and gross profit margin was due primarily to higher containerboard sales prices and lower old corrugated container raw material input costs, partially offset by increased transportation costs.
Operating profit was $60.9 million for the first half of 2018 compared with $40.3 million for the first half of 2017. The increase was primarily due to the same factors that impacted gross profit, partially offset by an increase in SG&A expenses of $4.6 million due to an increase in allocated corporate costs and an increase in salaries and benefits expenses as a result of business performance.
EBITDA was $77.1 million for the first half of 2018 compared with $46.5 million for the first half of 2017. This increase was due primarily to the same factors that impacted the segment’s operating profit, as described above, in addition to a reduction of $9.7 million in pension settlement charges.
Flexible Products & Services
Net sales increased $27.8 million to $164.1 million for the first half of 2018 compared with $136.3 million for the first half of 2017. The increase was due primarily to product mix, strategic pricing decisions, volume increases, and a $14.2 million impact of foreign currency translation.
Gross profit was $32.8 million for the first half of 2018 compared with $25.4 million for the first half of 2017. This increase was primarily attributable to the same factors that impacted net sales and improved transportation and manufacturing efficiencies, which also contributed to the increase in gross profit margin to 20.0 percent for the first half of 2018 from 18.6 percent for the first half of 2017.
Operating profit was $8.2 million for the first half of 2018 compared with $2.4 million for the first half of 2017. This increase was primarily related to the same factors impacting gross profit, partially offset by an increase in SG&A expenses of $2.6 million primarily due to an increase in allocated corporate costs and an increase in salaries and benefits expenses as a result of business performance.
EBITDA was $12.2 million for the first half of 2018 compared with $4.8 million for the first half of 2017. This increase was due primarily to the same factors that impacted the segment’s operating profit, as described above.
Land Management
Net sales decreased to $14.1 million for the first half of 2018 compared with $14.6 million for the first half of 2017.
Operating profit increased to $5.7 million for the first half of 2018 from $5.5 million for the first half of 2017.
EBITDA was $7.8 million and $7.9 million for the first half of 2018 and 2017, respectively.
Other Income Statement Changes
Interest expense, net
Interest expense, net, was $26.3 million for the first half of 2018 compared with $33.0 million for the first half of 2017. The decrease was primarily due to the repayment of our $300.0 million 6.75% Senior Notes due February 2017 with funds borrowed under our 2017 Credit Agreement, lower long term debt balances, and lower interest rates resulting from the impact of our derivative financial instruments.
U.S. and non-U.S. Income before Income Tax Expense

Refer to the following tables for details of the U.S. and non-U.S. income before income taxes and U.S. and non-U.S. income before income taxes after eliminating the impact of non-cash asset impairment charges, non-cash pension settlement charges, restructuring charges, and losses on sales of businesses.

Summary
	Six Months Ended April 30,
	2018	2017
Non-U.S. % of Consolidated Net Sales	52.2%	50.7%
U.S. % of Consolidated Net Sales	47.8%	49.3%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T.	45.9%	57.6%
U.S. % of Consolidated I.B.I.T.	54.1%	42.4%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T. before Special Items	48.4%	43.8%
U.S. % of Consolidated I.B.I.T. before Special Items	51.6%	56.2%
	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation
	Six Months Ended April 30,
(in millions)	2018	2017
Non-U.S. I.B.I.T.	$53.6	$47.6
Non-cash asset impairment charges	0.9	0.3
Restructuring charges	8.5	3.7
Gain on sale of businesses, net	—	(1.4)
Total Non-U.S. Special Items	9.4	2.6
Non-U.S. I.B.I.T. before Special Items	$63.0	$50.2

U.S. I.B.I.T. Reconciliation
	Six Months Ended April 30,
(in millions)	2018	2017
U.S. I.B.I.T.	$63.1	$35.1
Non-cash asset impairment charges	2.4	3.6
Non-cash pension settlement charge	—	24.6
Restructuring charges	1.6	1.1
Gain on sale of businesses, net	—	—
Total U.S. Special Items	4.0	29.3
U.S. I.B.I.T. before Special Items	$67.1	$64.4
*Income Before Income Tax Expense = I.B.I.T.
Income tax expense
For the first half of 2018, income tax expense was $5.5 million on $116.7 million of pretax income, as compared to the first half of 2017, where income tax expense was $34.8 million on $82.7 million of pretax income. Our income tax expense was computed in accordance with ASC 740-270. In accordance with this accounting standard, certain items are forecasted, such as uncertain tax positions, withholding taxes, and deferred tax liabilities for unremitted foreign earnings. Additionally, losses from jurisdictions for which a valuation allowance have been provided have not been included in the amount to which the ASC 740-270 rate was applied, as well as the timing of recognition of the related tax expense under ASC 740-270. As a result, the related income tax expense increased by $4.0 million in the first half of 2018 compared to the first half of 2017.
Discrete items resulted in an increase in income tax expense of $39.6 million. This amount included a provisional estimate due to the accrual for the one-time transition tax liability as a result of the enactment of the Tax Reform Act of $35.9 million.

Additionally, other increases to income tax expense included $3.7 million of immaterial discrete items. These increases were offset by a provisional decrease in income tax expense of $69.3 million relating to the re-measurement of deferred tax balances to reflect the reduction in the U.S. corporate income tax rate from the Tax Reform Act. During the first quarter of 2017, we changed our assertion under ASC 740-30 (formally APB23) for unremitted foreign earnings, due to a rebalancing of our global debt resulting in a decrease of $3.6 million in comparison to 2018.
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
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests for the first half of 2018 and 2017 was $10.4 million and $6.5 million, respectively. This increase was primarily due to overall increase in the net operating profit of the Flexible Packaging JV during the first half of 2018 compared to 2017.
Net income attributable to Greif, Inc.
Based on the same factors noted above, net income attributable to Greif, Inc. was $101.6 million for the first half of 2018 compared to $41.4 million for the first half of 2017.
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
Minimum pension liability, net
Change in minimum pension liability, net for the first half of 2018 and 2017 was $1.8 million and $29.4 million, respectively. The increase in comprehensive income (loss) resulting from the change in minimum pension liability, net for the first half of 2018 was primarily due to changes in valuation assumptions and the impact of foreign currency translation. The increase in comprehensive income resulting from the change in minimum pension liability for the first half of 2017 was primarily due to pension settlement charges and remeasurement of the defined benefit plan in the United States as a result of the settlements that occurred during the six months ended April 30, 2017.
BALANCE SHEET CHANGES
Working capital changes
The $16.4 million increase in accounts receivable to $463.4 million as of April 30, 2018 from $447.0 million as of October 31, 2017 was primarily due to net sales increases and a $1.2 million impact of foreign currency translation, partially offset by the timing of collections.

The $73.4 million increase in inventories to $352.9 million as of April 30, 2018 from $279.5 million as of October 31, 2017 was primarily due to increased raw material purchases and prices throughout the quarter and a $2.3 million impact of foreign currency translation.
The $3.5 million decrease in accounts payable to $395.7 million as of April 30, 2018 from $399.2 million as of October 31, 2017 was primarily due to the timing of payments, partially offset by increased raw material purchases and a $2.8 million impact of foreign currency translation.
Other balance sheet changes
The $14.7 million increase in prepaid expenses to $50.0 million as of April 30, 2018 from $35.3 million as of October 31, 2017 was primarily due to the timing of payments.
The $23.3 million increase in other current assets to $111.5 million as of April 30, 2018 from $88.2 million as of October 31, 2017 was primarily due to a $20.4 million increase in deferred purchase price assets for sales of accounts receivable.
The $16.3 million decrease in accrued payroll and employee benefits to $95.5 million as of April 30, 2018 from $111.8 million as of October 31, 2017 was primarily due to the annual incentive plan payments.
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
Capital Expenditures
During the first six months of 2018, we invested $51.9 million in capital expenditures and $4.9 million in purchases of and investments in timber properties, compared with $37.7 million in capital expenditures and $5.4 million in purchases of and investments in timber properties, during the first six months of 2017. We expect capital expenditures, excluding purchases of and investments in timber properties, to be approximately $120.0 to $140.0 million in 2018. The 2018 capital expenditures will replace and improve existing equipment and fund new facilities.
Sale of Non-United States Accounts Receivable
In 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, our indirect wholly owned subsidiary (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). On April 18, 2017, the Main SPV and Seller amended and extended the term of the existing European RPA. Under the European RPA, as amended, the maximum amount of receivables that may be sold and outstanding under the European RPA at any time is €100.0 million ($121.0 million as of April 30, 2018). Under the terms of the European RPA, we have the ability to loan excess cash to the Purchasing Bank Affiliates in the form of a subordinated loan receivable.
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
In October 2007, Greif Singapore Pte. Ltd., our indirect wholly-owned subsidiary, entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($11.3 million as of April 30, 2018). Under the terms of the Singapore RPA, we have agreed to sell trade receivables in exchange for an initial purchase price of approximately 90 percent of the eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables.
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
Borrowing Arrangements
Long-term debt is summarized as follows:

(in millions)	April 30, 2018	October 31, 2017
2017 Credit Agreement - Term Loan	$281.3	$288.8
Senior Notes due 2019	248.5	248.0
Senior Notes due 2021	240.9	230.9
Receivables Facility	150.0	150.0
2017 Credit Agreement - Revolving Credit Facility	114.9	35.0
Other debt	5.4	6.5
	1,041.0	959.2
Less current portion	15.0	15.0
Less deferred financing costs	5.5	6.4
Long-term debt	$1,020.5	$937.8
2017 Credit Agreement
On November 3, 2016, we, together with certain of our international subsidiaries, entered into a new senior secured credit agreement (the “2017 Credit Agreement”) with a syndicate of financial institutions. The 2017 Credit Agreement replaces in its entirety the $1.0 billion senior secured credit agreement we, together with two of our international subsidiaries, entered into in 2012, with a syndicate of financial institutions. The total available borrowing under the 2017 Credit Agreement was $670.7 million as of April 30, 2018, which has been reduced by $14.4 million for outstanding letters of credit, all of which was then available without violating covenants.
The 2017 Credit Agreement provides for an $800.0 million revolving multicurrency credit facility expiring November 3, 2021, and a $300.0 million term loan, with quarterly principal installments that commenced on April 30, 2017, through maturity on November 3, 2021, both with an option to add an aggregate of $550.0 million to the facilities with the agreement of the lenders. We used the proceeds of the term loan on February 1, 2017, to repay the principal of our $300.0 million 6.75% Senior Notes that matured on that date. The revolving credit facility is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, and to finance acquisitions. Interest is based on either a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. The financing costs associated with the 2017 Credit Agreement totaled $4.9 million as of April 30, 2018, and are recorded as a direct deduction from the long-term debt liability.
The 2017 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our net income plus depreciation, depletion, and amortization, interest expense (including capitalized interest), and income taxes, minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months ("adjusted EBITDA") to be greater than 4.00 to 1.00 (or 3.75 to 1.00, during any collateral release period). The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) adjusted EBITDA, to (b) the consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve month period. As of April 30, 2018, we are in compliance with these covenants.

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
As of April 30, 2018, $396.2 million was outstanding under the 2017 Credit Agreement. The current portion of the 2017 Credit Agreement was $15.0 million and the long-term portion was $381.2 million. The weighted average interest rate for borrowings under the 2017 Credit Agreement was 2.82% for the six months ended April 30, 2018. The actual interest rate for borrowings under the 2017 Credit Agreement was 3.11% as of April 30, 2018.
See Note 8 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the 2017 Credit Agreement.
Senior Notes
Our $250.0 million of 7.75% Senior Notes are due August 1, 2019 and interest on these Senior Notes is payable semi-annually. The financing costs associated with these Senior Notes due 2019 totaled $0.6 million as of April 30, 2018, and are recorded as a direct deduction from the long-term liability. These Senior Notes contain certain covenants; as of April 30, 2018, we are in compliance with these covenants.
Our €200.0 million of 7.375% Senior Notes are due July 15, 2021 and interest on these Senior Notes is payable semi-annually. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. These Senior Notes contain certain covenants; as of April 30, 2018, we are in compliance with these covenants.
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

The Receivables Facility matures in September 2018. In addition, we can terminate the Receivables Facility at any time upon five days prior written notice. The Receivables Facility is secured by certain of our United States trade accounts receivables and bears interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Receivables Facility. The Receivables Facility also contains certain covenants and events of default, which are materially similar to the Credit Agreement covenants. As of April 30, 2018, we were in compliance with these covenants. Proceeds of the Receivables Facility are available for working capital and general corporate purposes. As of April 30, 2018, the outstanding balance under the Receivables Facility was $150.0 million.

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

As of April 30, 2018, we had outstanding foreign currency forward contracts in the notional amount of $119.8 million ($80.1 million as of October 31, 2017). See Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the Foreign Exchange Hedges.
Cross Currency Swap
We have operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. On March 6, 2018 we entered into a cross currency interest rate swap agreement that synthetically swaps $100.0 million of fixed rate debt to Euro denominated fixed rate debt at a rate of 2.352%. The agreement is designated as a net investment hedge for accounting purposes and will mature on March 6, 2023. Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Coupons received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the condensed consolidated statements of income. See Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the Cross Currency Swap.
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: June 8, 2018	/s/ Lawrence A. Hilsheimer
Lawrence A. Hilsheimer,
Executive Vice President and Chief Financial Officer