Form 10-Q
period 2018-07-31
GREIF INC
filed 2018-08-30
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018
Commission File Number 001-00566
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 24, 2018:

Class A Common Stock	25,941,279 shares
Class B Common Stock	22,007,725 shares

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2018	2017	2018	2017
Net sales	$1,012.1	$961.8	$2,886.1	$2,670.1
Cost of products sold	795.0	774.7	2,302.0	2,137.8
Gross profit	217.1	187.1	584.1	532.3
Selling, general and administrative expenses	99.9	92.6	306.4	286.2
Restructuring charges	3.7	3.9	13.8	8.7
Non-cash asset impairment charges	0.8	2.0	4.1	5.9
Gain on disposal of properties, plants and equipment, net	(1.4)	(1.1)	(7.5)	(3.9)
(Gain) loss on disposal of businesses, net	0.1	(0.8)	0.1	(2.2)
Operating profit	114.0	90.5	267.2	237.6
Interest expense, net	12.1	13.7	38.4	46.7
Pension settlement charge	0.4	1.0	0.4	25.6
Other expense, net	4.8	1.4	15.0	8.2
Income before income tax expense and equity earnings of unconsolidated affiliates, net	96.7	74.4	213.4	157.1
Income tax expense	25.7	27.2	31.2	62.0
Equity earnings of unconsolidated affiliates, net of tax	(1.0)	(0.3)	(1.8)	(0.3)
Net income	72.0	47.5	184.0	95.4
Net income attributable to noncontrolling interests	(4.3)	(3.6)	(14.7)	(10.1)
Net income attributable to Greif, Inc.	$67.7	$43.9	$169.3	$85.3
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$1.15	$0.74	$2.88	$1.45
Class B Common Stock	$1.72	$1.12	$4.31	$2.17
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$1.15	$0.74	$2.88	$1.45
Class B Common Stock	$1.72	$1.12	$4.31	$2.17
Weighted-average number of Class A common shares outstanding:
Basic	25.9	25.8	25.9	25.8
Diluted	25.9	25.8	25.9	25.8
Weighted-average number of Class B common shares outstanding:
Basic	22.0	22.0	22.0	22.0
Diluted	22.0	22.0	22.0	22.0
Cash dividends declared per common share:
Class A Common Stock	$0.42	$0.42	$1.26	$1.26
Class B Common Stock	$0.63	$0.63	$1.88	$1.88
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2018	2017	2018	2017
Net income	$72.0	$47.5	$184.0	$95.4
Other comprehensive income (loss), net of tax:
Foreign currency translation	(35.9)	30.5	(23.8)	31.7
Derivative financial instruments	2.2	(0.8)	7.5	4.0
Minimum pension liabilities	15.6	0.4	17.4	29.8
Other comprehensive income (loss), net of tax	(18.1)	30.1	1.1	65.5
Comprehensive income	53.9	77.6	185.1	160.9
Comprehensive income attributable to noncontrolling interests	1.0	4.2	11.8	8.4
Comprehensive income attributable to Greif, Inc.	$52.9	$73.4	$173.3	$152.5
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	July 31, 2018	October 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$100.9	$142.3
Trade accounts receivable, less allowance of $5.0 in 2018 and $8.9 in 2017	469.2	447.0
Inventories:
Raw materials	236.2	192.1
Work-in-process	10.2	11.5
Finished goods	88.0	75.9
Assets held for sale	2.1	2.2
Prepaid expenses	43.6	35.3
Other current assets	125.0	88.2
	1,075.2	994.5
Long-term assets
Goodwill	785.5	785.4
Other intangible assets, net of amortization	85.3	98.0
Deferred tax assets	10.7	10.5
Assets held by special purpose entities	50.9	50.9
Pension asset	12.2	10.3
Other long-term assets	98.0	94.3
	1,042.6	1,049.4
Properties, plants and equipment
Timber properties, net of depletion	274.2	276.2
Land	98.6	99.5
Buildings	426.0	428.3
Machinery and equipment	1,555.2	1,540.2
Capital projects in progress	105.5	80.2
	2,459.5	2,424.4
Accumulated depreciation	(1,277.9)	(1,236.0)
	1,181.6	1,188.4
Total assets	$3,299.4	$3,232.3
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	July 31, 2018	October 31, 2017
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$409.6	$399.2
Accrued payroll and employee benefits	110.9	111.8
Restructuring reserves	5.0	5.2
Current portion of long-term debt	15.0	15.0
Short-term borrowings	5.5	14.5
Other current liabilities	134.2	142.2
	680.2	687.9
Long-term liabilities
Long-term debt	1,020.1	937.8
Deferred tax liabilities	149.8	217.8
Pension liabilities	80.2	159.5
Postretirement benefit obligations	11.1	12.6
Liabilities held by special purpose entities	43.3	43.3
Contingent liabilities and environmental reserves	6.7	7.1
Mandatorily redeemable noncontrolling interests	8.4	9.2
Long-term income tax payable	35.9	—
Other long-term liabilities	71.7	78.1
	1,427.2	1,465.4
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 17)	34.6	31.5
Equity
Common stock, without par value	150.5	144.2
Treasury stock, at cost	(135.4)	(135.6)
Retained earnings	1,453.7	1,360.5
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation	(270.2)	(249.3)
Derivative financial instruments	13.2	5.1
Minimum pension liabilities	(96.6)	(114.0)
Total Greif, Inc. shareholders' equity	1,115.2	1,010.9
Noncontrolling interests	42.2	36.6
Total shareholders' equity	1,157.4	1,047.5
Total liabilities and shareholders' equity	$3,299.4	$3,232.3
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended July 31, (in millions)	2018	2017
Cash flows from operating activities:
Net income	$184.0	$95.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	96.5	89.4
Non-cash asset impairment charges	4.1	5.9
Pension settlement charge	0.4	25.6
Gain on disposals of properties, plants and equipment, net	(7.5)	(3.9)
(Gain) loss on disposals of businesses, net	0.1	(2.2)
Unrealized foreign exchange loss	1.2	4.5
Deferred income tax benefit	(69.6)	(8.8)
Other, net	(1.5)	0.5
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(35.6)	(55.6)
Inventories	(60.7)	(60.5)
Deferred purchase price on sold receivables	(32.3)	(30.8)
Accounts payable	24.0	20.0
Restructuring reserves	—	(3.7)
Pension and postretirement benefit liabilities	(70.6)	(4.1)
Other, net	23.3	33.4
Net cash provided by operating activities	55.8	105.1
Cash flows from investing activities:
Purchases of properties, plants and equipment	(92.0)	(65.1)
Purchases of and investments in timber properties	(6.6)	(7.3)
Proceeds from the sale of properties, plants, equipment and other assets	11.5	9.3
Proceeds from the sale of businesses	1.4	4.5
Proceeds from insurance recoveries	—	0.4
Net cash used in investing activities	(85.7)	(58.2)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	784.6	1,101.6
Payments on long-term debt	(706.2)	(1,189.0)
Payments on short-term borrowings, net	(8.9)	(30.8)
Proceeds from trade accounts receivable credit facility	2.8	203.6
Payments on trade accounts receivable credit facility	(2.8)	(53.6)
Long-term debt and credit facility financing fees paid	—	(4.5)
Dividends paid to Greif, Inc. shareholders	(74.0)	(73.9)
Dividends paid to noncontrolling interests	(4.5)	(4.1)
Net cash used in financing activities	(9.0)	(50.7)
Reclassification of cash to assets held for sale	—	(5.5)
Effects of exchange rates on cash	(2.5)	0.2
Net decrease in cash and cash equivalents	(41.4)	(9.1)
Cash and cash equivalents at beginning of period	142.3	103.7
Cash and cash equivalents at end of period	$100.9	$94.6
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
The information filed herein reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheets as of July 31, 2018 and October 31, 2017, the condensed consolidated statements of income and comprehensive income for the three and nine months ended July 31, 2018 and 2017 and the condensed consolidated statements of cash flows for the nine months ended July 31, 2018 and 2017 of the Company. The condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling influence and are accounted for using either the equity or cost method, as appropriate.
The unaudited condensed consolidated financial statements included in the Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2017 (the “2017 Form 10-K”).
Newly Adopted Accounting Standards
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-07, "Compensation - Retirement Benefits (Topic 715)," which provides additional guidance in Accounting Standards Codification ("ASC") 715 for the presentation of net periodic benefit cost related to pension and post retirement benefits in the income statement and on the components eligible for capitalization in assets. This ASU requires the reporting of the service cost component to be in the same line item as other compensation costs arising from services rendered by the pertinent employees. Also, the other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This update also allows only the service cost component to be eligible for capitalization when applicable. The update is effective for the Company on November 1, 2018 using a retrospective approach for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. The Company early adopted ASU 2017-07 on November 1, 2017 using a retrospective approach for each period presented. The impact of adoption for the three and nine months ended July 31, 2018 was $1.4 million and $5.0 million respectively, of net periodic benefit costs, other than the service cost components, being recorded in the line item "other expense, net" in the condensed consolidated statements of income. For the three and nine month periods ended July 31, 2017, $1.0 million and $25.6 million, respectively, of pension settlement charges previously presented within operating profit has been presented outside of operating profit in the condensed consolidated statement of income due to the retrospective adoption of this ASU.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815)," which amends the accounting and disclosure requirements in ASC 815, "Derivatives and Hedging." The objective of this ASU is to improve transparency and reduce the complexity of hedge accounting. This ASU eliminates the separate recognition of periodic hedge ineffectiveness for cash flow and net investment hedges. The update is effective for the Company on November 1, 2019 using a modified retrospective approach and early adoption is permitted. The Company early adopted ASU 2017-12 on November 1, 2017 using a modified retrospective approach, which resulted in a reclassification of $0.6 million loss out of "accumulated other comprehensive income (loss), net of tax" and into "retained earnings" related to an elimination of the cumulative ineffectiveness of cash flow hedges at the adoption date.

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition". This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The update is effective for the Company on November 1, 2018 using one of two retrospective application methods. The Company is in the process of determining the potential impact of adopting the new revenue standards.  The Company has completed internal training sessions, interviews with key global business personnel and global revenue surveys.  The Company is currently analyzing a global representative sample of key revenue contracts, preparing position papers and accounting policies for the new standard, and drafting sample disclosures. The Company anticipates that the impact of adoption will be limited to expanded disclosures with no material impact on its financial position, results of operations, comprehensive income or cash flows.
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
In August of 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)," which amends the classification of certain cash receipts and cash payments on the statement of cash flows. The update is effective for the Company on November 1, 2018 and early adoption is permitted, including any interim period. The update should be applied using a retrospective approach, excluding amendments for which retrospective application is impractical. The ASU requires the beneficial interests obtained through securitization of financial assets be disclosed as a non-cash activity and cash receipts from beneficial interests be classified as cash inflows from investing activities. Under existing guidance, the Company classifies cash receipts from beneficial interests in securitized receivables and cash payments resulting from debt prepayment or extinguishment as cash flows from operating activities. The Company anticipates that the impact of the adoption of this ASU may materially impact its cash flows from operating activities and cash flows from investing activities within the statement of cash flows, and does not anticipate the adoption will have a material impact on its financial position, results of operations, comprehensive income, cash flows or disclosures, other than the impacts mentioned above.
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
NOTE 2 — ACQUISITIONS AND DIVESTITURES
For the nine months ended July 31, 2018, the Company completed no divestitures and no acquisitions. Proceeds from divestitures that were completed in fiscal year 2017 and collected during the nine months ended July 31, 2018 were $0.5 million. Proceeds from divestitures that were completed in fiscal year 2015 and collected during the nine months ended July 31, 2018 were $0.9 million. The Company has $2.9 million of notes receivable recorded from the sale of businesses.
For the nine months ended July 31, 2017, the Company completed one divestiture, completed no acquisitions, deconsolidated two nonstrategic businesses, and liquidated one non-U.S. nonstrategic business. The Company completed one material divestiture in the Rigid Industrial Packaging & Services segment during the third quarter of 2017. The Company deconsolidated one nonstrategic business in the Flexible Products & Services segment during the first quarter of 2017, and one nonstrategic business in the Rigid Industrial Packaging & Services segment during the second quarter of 2017. The Company liquidated one non-U.S. nonstrategic business in the Rigid Industrial Packaging & Services segment during the second quarter of 2017. The gain on disposal of businesses was $2.2 million for the nine months ended July 31, 2017. Proceeds from divestitures were $3.7 million for the nine months ended July 31, 2017. Proceeds from divestitures completed in fiscal year 2015 and collected during the nine months ended July 31, 2017 were $0.8 million.
NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE

In 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc. (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). On April 18, 2017, the Main SPV and Seller amended and extended the term of the existing European RPA. Under the European RPA, as amended, the maximum amount of receivables that may be sold and outstanding under the European RPA at any time is €100.0 million ($116.6 million as of July 31, 2018). Under the terms of the European RPA, the Company has the ability to loan excess cash to the Purchasing Bank Affiliates in the form of a subordinated loan receivable.
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
In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($11.0 million as of July 31, 2018). Under the terms of the Singapore RPA, the Company has agreed to sell trade receivables in exchange for an initial purchase price of approximately 90 percent of the eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables.
The table below contains certain information related to the Company’s accounts receivable sales programs:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2018	2017	2018	2017
European RPA
Gross accounts receivable sold to third party financial institution	$190.3	$192.2	$540.6	$506.3
Cash received for accounts receivable sold under the programs	169.1	170.0	479.9	448.2
Deferred purchase price related to accounts receivable sold	21.2	22.2	60.7	58.1
Loss associated with the programs	0.1	0.1	0.2	0.3
Expenses associated with the programs	—	—	—	—

Singapore RPA
Gross accounts receivable sold to third party financial institution	$15.6	$12.4	$42.7	$37.4
Cash received for accounts receivable sold under the program	13.5	10.3	36.4	32.0
Deferred purchase price related to accounts receivable sold	2.1	2.2	6.4	5.4
Loss associated with the program	0.1	—	0.1	—
Expenses associated with the program	0.1	—	0.1	—

Total RPAs and Agreements
Gross accounts receivable sold to third party financial institution	$205.9	$204.6	$583.3	$543.7
Cash received for accounts receivable sold under the program	182.6	180.3	516.3	480.2
Deferred purchase price related to accounts receivable sold	23.3	24.4	67.1	63.5
Loss associated with the program	0.2	0.1	0.3	0.3
Expenses associated with the program	0.1	—	0.1	—

The table below contains certain information related to the Company’s accounts receivable sales programs and the impact it has on the condensed consolidated balance sheets:

(in millions)	July 31, 2018	October 31, 2017
European RPA
Accounts receivable sold to and held by third party financial institution	$137.7	$116.3
Deferred purchase price asset (liability) related to accounts receivable sold	26.8	(4.2)

Singapore RPA
Accounts receivable sold to and held by third party financial institution	$6.0	$3.8
Deferred purchase price asset related to accounts receivable sold	0.8	0.5

Total RPAs and Agreements
Accounts receivable sold to and held by third party financial institution	$143.7	$120.1
Deferred purchase price asset (liability) related to accounts receivable sold	27.6	(3.7)
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
NOTE 4 — ASSETS AND LIABILITIES HELD FOR SALE AND DISPOSALS OF PROPERTIES, PLANTS AND EQUIPMENT, NET
As of July 31, 2018, there were two asset groups within the Rigid Industrial Packaging & Services segment classified as assets held for sale and one asset group within the Paper Packaging & Services segment classified as assets held for sale. The assets held for sale are being marketed for sale, and it is the Company’s intention to complete the sales of these assets within twelve months following their initial classification as held for sale.
As of October 31, 2017, there were two asset groups in the Rigid Industrial Packaging & Services segment classified as assets and liabilities held for sale.
For the three months ended July 31, 2018, the Company recorded a gain on disposal of properties, plants and equipment, net of $1.4 million. This included disposals of assets in the Rigid Industrial Packaging & Services segment that resulted in gains of $0.7 million and special use property sales that resulted in gains of $0.7 million in the Land Management segment.
For the nine months ended July 31, 2018, the Company recorded a gain on disposal of properties, plants and equipment, net of $7.5 million. This included disposals of assets in the Rigid Industrial Packaging & Services segment that resulted in gains of $5.2 million and special use property sales that resulted in gains of $2.3 million in the Land Management segment.
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

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill by segment for the nine month period ended July 31, 2018:

(in millions)	Rigid Industrial Packaging & Services	Paper Packaging & Services	Total
Balance at October 31, 2017	$725.9	$59.5	$785.4
Currency translation	0.1	—	0.1
Balance at July 31, 2018	$726.0	$59.5	$785.5
The following table summarizes the carrying amount of net other intangible assets by class as of July 31, 2018 and October 31, 2017:

(in millions)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
July 31, 2018:
Indefinite lived:
Trademarks and patents	$13.4	$—	$13.4
Definite lived:
Customer relationships	$164.0	$104.0	$60.0
Trademarks and patents	11.1	5.1	6.0
Other	21.9	16.0	5.9
Total	$210.4	$125.1	$85.3

October 31, 2017:
Indefinite lived:
Trademarks and patents	$13.4	$—	$13.4
Definite lived:
Customer relationships	$170.2	$99.7	$70.5
Trademarks and patents	11.6	4.9	6.7
Other	23.4	16.0	7.4
Total	$218.6	$120.6	$98.0
Amortization expense for the three months ended July 31, 2018 and 2017 was $3.8 million and $3.1 million, respectively. Amortization expense for the nine months ended July 31, 2018 and 2017 was $11.5 million and $10.0 million, respectively. Amortization expense for the next five years is expected to be $15.4 million in 2018, $15.1 million in 2019, $14.5 million in 2020, $12.9 million in 2021 and $8.9 million in 2022.
Definite lived intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that are contractually, legally determined, or over the period a market participant would benefit from the asset.

NOTE 6 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the nine month period ended July 31, 2018:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2017	$3.9	$1.3	$5.2
Costs incurred and charged to expense	11.4	2.4	13.8
Costs paid or otherwise settled	(10.9)	(3.1)	(14.0)
Balance at July 31, 2018	$4.4	$0.6	$5.0
The focus for restructuring activities in 2018 is to continue to rationalize operations and close underperforming assets in the Rigid Industrial Packaging & Services and Flexible Products & Services segments. During the three months ended July 31, 2018, the Company recorded restructuring charges of $3.7 million, as compared to $3.9 million of restructuring charges recorded during the three months ended July 31, 2017. The restructuring activity for the three months ended July 31, 2018 consisted of $3.1 million in employee separation costs and $0.6 million in other restructuring costs. During the nine months ended July 31, 2018, the Company recorded restructuring charges of $13.8 million, which compares to $8.7 million of restructuring charges recorded during the nine months ended July 31, 2017. The restructuring activity for the nine months ended July 31, 2018 consisted of $11.4 million in employee separation costs and $2.4 million in other restructuring costs.
The following is a reconciliation of the total amounts expected to be incurred from approved restructuring plans or plans that are being formulated and have not been announced as of the date of this Form 10-Q. Remaining amounts expected to be incurred are $14.5 million as of July 31, 2018 compared to $14.9 million as of October 31, 2017. The change was due to the costs incurred or otherwise settled, offset by the formulations of new plans during the period.

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the nine month period ended July 31, 2018	Amounts Remaining to be Incurred
Rigid Industrial Packaging & Services
Employee separation costs	$21.1	$10.7	$10.4
Other restructuring costs	4.8	2.3	2.5
	25.9	13.0	12.9
Flexible Products & Services
Employee separation costs	1.2	0.4	0.8
Other restructuring costs	0.9	0.1	0.8
	2.1	0.5	1.6
Paper Packaging & Services
Employee separation costs	0.3	0.3	—
	0.3	0.3	—
	$28.3	$13.8	$14.5
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

Significant Nonstrategic Timberland Transactions
In 2005, the Company sold certain timber properties to Plum Creek Timberlands, L.P. (“Plum Creek”) in a series of transactions that included the creation of two separate legal entities that are now consolidated as separate VIEs. One is an indirect subsidiary of Plum Creek (the “Buyer SPE”), and the other is STA Timber LLC, an indirect wholly owned subsidiary of the Company (“STA Timber”). As of July 31, 2018 and October 31, 2017, consolidated assets of the Buyer SPE consisted of $50.9 million of restricted bank financial instruments which are expected to be held to maturity. For both of the three month periods ended July 31, 2018 and 2017, Buyer SPE recorded interest income of $0.6 million. For both of the nine month periods ended July 31, 2018 and 2017, Buyer SPE recorded interest income of $1.8 million.
As of July 31, 2018 and October 31, 2017, STA Timber had consolidated long-term debt of $43.3 million. For both of the three month periods ended July 31, 2018 and 2017, STA Timber recorded interest expense of $0.5 million. For both of the nine month periods ended July 31, 2018 and 2017, STA Timber recorded interest expense of $1.7 million. The intercompany borrowing arrangement between the two VIEs is eliminated in consolidation. STA Timber is exposed to credit-related losses in the event of nonperformance by an issuer of a deed of guarantee in the transaction.
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
The following table presents the Flexible Packaging JV total net assets:

(in millions)	July 31, 2018	October 31, 2017
Cash and cash equivalents	$20.0	$14.4
Trade accounts receivable, less allowance of $0.6 in 2018 and $2.1 in 2017	56.7	52.5
Inventories	52.8	53.3
Properties, plants and equipment, net	29.6	31.2
Other assets	25.1	25.8
Total Assets	$184.2	$177.2

Accounts payable	$30.4	$33.8
Other liabilities	25.2	30.2
Total Liabilities	$55.6	$64.0
Net income attributable to the noncontrolling interest in the Flexible Packaging JV for the three months ended July 31, 2018 and 2017 was $1.8 million and $1.5 million, respectively; and for the nine months ended July 31, 2018 and 2017, net income attributable to the noncontrolling interest was $7.3 million and $3.3 million, respectively.
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
NOTE 8 — LONG-TERM DEBT
Long-term debt is summarized as follows:

(in millions)	July 31, 2018	October 31, 2017
2017 Credit Agreement- Term Loan	$277.5	$288.8
Senior Notes due 2019	248.8	248.0
Senior Notes due 2021	232.1	230.9
Receivables Facility	150.0	150.0
2017 Credit Agreement- Revolving Credit Facility	126.8	35.0
Other debt	4.9	6.5
	1,040.1	959.2
Less current portion	15.0	15.0
Less deferred financing costs	5.0	6.4
Long-term debt	$1,020.1	$937.8
2017 Credit Agreement
On November 3, 2016, the Company and certain of its international subsidiaries entered into a new senior secured credit agreement (the “2017 Credit Agreement”) with a syndicate of financial institutions. The 2017 Credit Agreement replaced in its entirety the $1.0 billion senior secured credit agreement entered into by the Company and two of its international subsidiaries in 2012 with a syndicate of financial institutions. The total available borrowing under the 2017 Credit Agreement was $658.8 million as of July 31, 2018, which has been reduced by $14.4 million for outstanding letters of credit, all of which was then available without violating covenants.
The 2017 Credit Agreement provides for an $800.0 million revolving multicurrency credit facility expiring November 3, 2021, and a $300.0 million term loan, with quarterly principal installments that commenced on April 30, 2017, through maturity on November 3, 2021, both with an option to add an aggregate of $550.0 million to the facilities with the agreement of the lenders. The Company used the term loan on February 1, 2017, to repay the principal of the Company’s $300.0 million 6.75% Senior Notes that matured on that date. The revolving credit facility is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, and to finance acquisitions. Interest is based on either a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. The financing costs associated with the 2017 Credit Agreement totaled $4.6 million as of July 31, 2018, and are recorded as a direct deduction from the long-term debt liability.
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
As of July 31, 2018, $404.3 million was outstanding under the 2017 Credit Agreement. The current portion of the 2017 Credit Agreement was $15.0 million and the long-term portion was $389.3 million. The weighted average interest rate for borrowings under the 2017 Credit Agreement was 3.01% for the nine months ended July 31, 2018. The actual interest rate for borrowings under the 2017 Credit Agreement was 3.30% as of July 31, 2018.

Senior Notes due 2019
On July 28, 2009, the Company issued $250.0 million of 7.75% Senior Notes due August 1, 2019. Interest on these Senior Notes is payable semi-annually. The financing costs associated with the Senior Notes due 2019 totaled $0.5 million as of July 31, 2018, and are recorded as a direct deduction from the long-term liability. The $248.8 million outstanding balance as of July 31, 2018 is reported in long-term debt in the condensed consolidated balance sheets because the Company intends to refinance the obligation on a long-term basis and has the intent and ability to consummate a long-term refinancing.
Senior Notes due 2021
On July 15, 2011, Greif, Inc.’s wholly-owned subsidiary, Greif Nevada Holdings, Inc., S.C.S. issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. Interest on these Senior Notes is payable semi-annually.
United States Trade Accounts Receivable Credit Facility
On September 27, 2017, the Company amended and restated its existing receivables facility in the United States which matured in September of 2017 to establish a $150.0 million United States Trade Accounts Receivable Credit Facility (the "Receivables Facility") with a financial institution. The Receivables Facility matures on September 26, 2018. The $150.0 million outstanding balance as of July 31, 2018 is reported in long-term debt in the condensed consolidated balance sheets because the Company intends to refinance the obligation on a long-term basis and has the intent and ability to consummate a long-term refinancing.
NOTE 9 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of July 31, 2018 and October 31, 2017:

	July 31, 2018
	Fair Value Measurement
(in millions)	Level 1	Level 2	Level 3	Total	Balance Sheet Location
Interest rate derivatives	$—	$16.2	$—	$16.2	Other long-term assets and other current assets
Foreign exchange hedges	—	0.2	—	0.2	Other current assets
Foreign exchange hedges	—	(0.7)	—	(0.7)	Other current liabilities
Insurance annuity	—	—	20.7	20.7	Other long-term assets
Cross currency swap	—	3.0	—	3.0	Other long-term assets and other current assets
Total	$—	$18.7	$20.7	$39.4

	October 31, 2017
	Fair Value Measurement
(in millions)	Level 1	Level 2	Level 3	Total	Balance Sheet Location
Interest rate derivatives	$—	$8.9	$—	$8.9	Other long-term assets and other current assets
Foreign exchange hedges	—	0.1	—	0.1	Other current assets
Foreign exchange hedges	—	(0.6)	—	(0.6)	Other current liabilities
Insurance annuity	—	—	20.7	20.7	Other long-term assets
Total	$—	$8.4	$20.7	$29.1
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of July 31, 2018 and October 31, 2017 approximate their fair values because of the short-term nature of these items and are not included in this table.

Interest Rate Derivatives
The Company has various borrowing facilities which charge interest based on the one month U.S. dollar LIBOR rate plus an interest spread. During the first quarter of 2017, the Company entered into a forward interest rate swap with a notional amount of $300.0 million. As of February 1, 2017, the Company began to receive variable rate interest payments based upon one month U.S. dollar LIBOR and in return was obligated to pay interest at a fixed rate of 1.194%. This effectively converted the borrowing rate on $300.0 million of debt from a variable rate to a fixed rate. This derivative is designated as a cash flow hedge for accounting purposes. Accordingly, the gain or loss on this derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. For additional disclosures of the gain or loss included within other comprehensive income, see also Note 15 to the interim condensed consolidated financial statements. The assumptions used in measuring fair value of the interest rate derivative are considered level 2 inputs, which are based upon observable market rates, including LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements.
Gains reclassified to earnings under these contracts were $0.6 million for the three months ended July 31, 2018, and losses reclassified to earnings under these contracts were $0.1 million for the three months ended July 31, 2017. Gains reclassified to earnings under these contracts were $1.1 million for the nine months ended July 31, 2018, and losses reclassified to earnings under these contracts were $0.4 million for the nine months ended July 31, 2017. A derivative gain of $3.9 million, based upon interest rates at July 31, 2018, is expected to be reclassified from accumulated other comprehensive income (loss) to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of July 31, 2018, the Company had outstanding foreign currency forward contracts in the notional amount of $95.7 million ($80.1 million as of October 31, 2017). Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
Realized losses recorded in other expense, net under fair value contracts were $2.4 million for the three months ended July 31, 2018 and realized gains recorded in other expense, net under fair value contracts were $0.6 million for the three months ended July 31, 2017. Realized losses recorded in other expense, net under fair value contracts were $4.5 million and $0.9 million for the nine months ended July 31, 2018 and 2017, respectively. The Company recognized in other expense, net an unrealized net gain of $0.6 million and $1.0 million during the three months ended July 31, 2018 and 2017, respectively. The Company recognized in other expense, net an unrealized net loss of $0.5 million and $0.5 million during the nine months ended July 31, 2018 and 2017, respectively.
Cross Currency Swap
The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. On March 6, 2018, the Company entered into a cross currency interest rate swap agreement that synthetically swaps $100.0 million of fixed rate debt to Euro denominated fixed rate debt at a rate of 2.352%. The agreement is designated as a net investment hedge for accounting purposes and will mature on March 6, 2023. Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Coupons received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the condensed consolidated statements of income. For the three months ended July 31, 2018, gains recorded in interest expense, net under the cross currency swap agreement were $0.6 million. For the nine months ended July 31, 2018, gains recorded in interest expense, net under the cross currency swap agreement were $1.0 million. For additional disclosure of the gain or loss included within other comprehensive income, see also Note 15 to the interim condensed consolidated financial statements. The assumptions used in measuring fair value of the cross currency swap are considered level 2 inputs, which are based upon the Euro to United States Dollar exchange rate market.
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
The following table presents the estimated fair values of the Company’s senior notes:

(in millions)	July 31, 2018	October 31, 2017
Senior Notes due 2019 estimated fair value	$260.7	$272.0
Senior Notes due 2021 estimated fair value	276.0	281.0
Assets held by special purpose entities estimated fair value	51.8	52.5
Non-Recurring Fair Value Measurements
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the nine months ended July 31, 2018 and 2017:

	Quantitative Information about Level 3 Fair Value Measurements
(in millions)	Fair Value of Impairment	Valuation Technique	Unobservable Input	Range of Input Values
July 31, 2018
Impairment of Net Assets Held for Sale	$0.4	Discounted Cash Flows	Discounted Cash Flows	N/A
Impairment of Long Lived Assets	3.7	Discounted Cash Flows	Discounted Cash Flows	N/A
Total	$4.1

July 31, 2017
Impairment of Net Assets Held for Sale	$5.6	Broker Quote/ Indicative Bids	Indicative Bids	N/A
Impairment of Long Lived Assets	0.3	Sales Value	Sales Value	N/A
Total	$5.9
Long-Lived Assets
The Company recognized asset impairment charges of $4.1 million during the nine months ended July 31, 2018 and $5.9 million for the nine months ended July 31, 2017. As a result of the Company measuring long-lived assets at fair value on a non-recurring basis, during the nine months ended July 31, 2018, the Company recorded impairment charges related to properties, plants and equipment, net, of $2.7 million and charges related to intangible assets of $1.4 million in the Rigid Industrial Packaging & Services segment.
The assumptions used in measuring fair value of long-lived assets are considered level 3 inputs, which include bids received from third parties, recent purchase offers, market comparable information and discounted cash flows based on assumptions that market participants would use.
Assets and Liabilities Held for Sale
During the nine month period ended July 31, 2018, one asset group was reclassified to assets and liabilities held for sale, resulting in a $0.4 million impairment to net realizable value. During the nine month period ended July 31, 2017, one asset group was reclassified to assets and liabilities held for sale, resulting in $5.6 million impairment to net realizable value.
The assumptions used in measuring fair value of assets and liabilities held for sale are considered level 3 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers.

NOTE 10 — INCOME TAXES
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”). The legislation significantly changed U.S. tax law by, among other items, (1) lowering the corporate income tax rate from 35% to 21%, effective January 1, 2018; (2) allowing for the acceleration of expensing of qualified business assets; (3) requiring companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries that may be payable over eight years; (4) adding a new limitation on deductible interest expense; (5) adding limitations on the deductibility of certain executive compensation; and (6) eliminating U.S. federal income tax on dividends from foreign subsidiaries. The corporate income tax rate change was administratively effective as of the beginning of the Company's fiscal 2018 year. Therefore, the Company will use a blended statutory rate for fiscal 2018 of 23.33% on U.S. earnings.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Bulletin also provides for a measurement period that should not extend beyond one year from the Tax Reform Act enactment date. As of July 31, 2018, the Company's accounting for the Tax Reform Act is provisional and work is progressing. The Company continues to analyze the earnings and profits and tax pools of its foreign subsidiaries as it relates to transition tax and is completing the final analysis in the revaluation of deferred tax assets and liabilities. However, in accordance with the Bulletin, the Company has recorded a provisional estimate for the following items: a provisional tax benefit related to the revaluation of deferred tax assets and liabilities of $69.3 million and a provisional tax expense as a result of the accrual for the transition tax liability of $35.9 million. Thus, the net provisional tax benefit recorded in the Company’s consolidated financial statements for the nine months ended July 31, 2018 is $33.4 million. Adjustments to the provisional estimates will be recorded and disclosed prospectively during the measurement period and may differ materially from these provisional amounts, due to, among other things, additional analyses, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act.
Income tax expense for the quarter and year to date was computed in accordance with ASC 740-270 "Income Taxes - Interim Reporting". Under this method, losses from jurisdictions for which a valuation allowance have been provided have not been included in the amount to which the ASC 740-270 rate was applied. Income tax expense of the Company fluctuates primarily due to changes in losses and income from jurisdictions for which a valuation allowance has been provided, the timing of recognition of the related tax expense under ASC 740-270, and the impact of discrete items in the respective quarter.
For the nine months ended July 31, 2018 and July 31, 2017, income tax expense was $31.2 million and $62.0 million, respectively. The large decrease in tax expense for the nine month period relates substantially to the net provisional tax benefit resulting from the re-measurement of deferred tax balances, reduced by the increase in the provisional tax expense related to the transition tax.
NOTE 11 — POST RETIREMENT BENEFIT PLANS
The components of net periodic pension cost include the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2018	2017	2018	2017
Service cost	$3.1	$3.5	$9.7	$10.1
Interest cost	4.7	4.6	13.9	13.8
Expected return on plan assets	(6.4)	(7.0)	(18.6)	(21.2)
Amortization of prior service cost and net actuarial gain	3.4	2.6	10.6	8.2
Net periodic pension costs	$4.8	$3.7	$15.6	$10.9
The Company made $85.4 million and $10.7 million in pension contributions in the nine months ended July 31, 2018 and 2017, respectively.

The components of net periodic cost for post-retirement benefits include the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2018	2017	2018	2017
Interest cost	$0.1	$0.1	$0.3	$0.3
Amortization of prior service cost and net actuarial gain	(0.4)	(0.5)	(1.2)	(1.2)
Net periodic benefit for post-retirement benefits	$(0.3)	$(0.4)	$(0.9)	$(0.9)
The components of net periodic pension cost and net periodic cost for post-retirement benefits, other than the service cost components, are included in the line item "Other expense, net" in the condensed consolidated statements of income.
During the nine months ended July 31, 2018, the Company made $80.0 million of contributions to its United States defined benefit plan. The contributions exceeded the Company's planned contributions by $65.0 million. As a result of the incremental contributions to the United States defined benefit plan, a valuation of the plan was performed as of June 30, 2018, which resulted in an $11.0 million decrease to accumulated other comprehensive loss.
During the nine months ended July 31, 2017, in the United States, an annuity contract for approximately $49.2 million was purchased with defined benefit plan assets, and the pension obligation for certain retirees in the United States under that plan was irrevocably transferred from that plan to the annuity contract. Additionally, lump sum payments totaling $42.4 million were made from the defined benefit plan assets to certain participants who agreed to such payments, representing the current fair value of the participant’s respective pension benefit. The settlement items described above resulted in a decrease in the fair value of plan assets and the projected benefit obligation of $91.6 million and a non-cash pension settlement charge of $25.6 million of unrecognized net actuarial loss included in accumulated other comprehensive loss.
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
The Company is currently involved in legal proceedings outside of the United States related to various wrongful termination lawsuits filed by former employees and benefit claims filed by some existing employees of the Company's Flexible Products & Services segment.  The lawsuits include claims for severance for employment periods prior to the Company’s ownership in the business.  As of July 31, 2018 and October 31, 2017, the estimated liability recorded related to these matters were $2.2 million and $5.7 million, respectively.  The estimated liability has been determined based on the number of active cases and the settlements and rulings on previous cases.  It is reasonably possible the estimated liability could increase if additional cases are filed or adverse rulings are made.
During 2017, three reconditioning facilities in the Milwaukee, Wisconsin area that are owned by Container Life Cycle Management LLC (“CLCM”), the Company’s U.S. reconditioning joint venture company, have been subject to investigations conducted by federal, state and local governmental agencies concerning, among other matters, potential violations of environmental laws and regulations. As a result of these investigations, the United States Environmental Protection Agency (“U.S. EPA”) and the Wisconsin Department of Natural Resources (“WDNR”) have issued notices of violations to the Company and CLCM regarding violations of certain federal and state environmental laws and regulations. The remedies being sought in these proceedings include compliance with the applicable environmental laws and regulations as being interpreted by the U.S. EPA and WDNR and monetary sanctions. The Company has cooperated with the governmental agencies in these investigations and proceedings. As of August 29, 2018, no material citations have been issued or fines assessed with respect to any of these proceedings. The Company is unable to predict the outcome of these proceedings or estimate a range of reasonable possible monetary sanctions or costs associated with any remedial actions that may be required or requested by the U.S. EPA or WDNR.
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
Environmental Reserves
As of July 31, 2018 and October 31, 2017, environmental reserves were $6.7 million and $7.1 million, respectively, and were recorded on an undiscounted basis. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. As of July 31, 2018 and October 31, 2017, environmental reserves of the Company included $3.8 million and $4.3 million, respectively, for various European drum facilities acquired from Blagden and Van Leer; $0.2 million and $0.3 million, respectively, for its various container life cycle management and recycling facilities; $0.9 million and $1.1 million, respectively, for remediation of sites no longer owned by the Company; and $1.8 million and $1.4 million, respectively, for various other facilities around the world.
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
The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding

*Diluted Class B EPS calculation is identical to Basic Class B calculation

The following table provides EPS information for each period:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2018	2017	2018	2017
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$67.7	$43.9	$169.3	$85.3
Cash dividends	(24.8)	(24.7)	(74.0)	(73.9)
Undistributed net income (loss) attributable to Greif, Inc.	$42.9	$19.2	$95.3	$11.4
The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.
Common Stock Repurchases
The Board of Directors has authorized the Company to repurchase shares of the Company's Class A Common Stock or Class B Common Stock or any combination of the foregoing. As of July 31, 2018, the remaining amount of shares that may be repurchased under this authorization was 4,703,487. During 2017, the Stock Repurchase Committee authorized and the Company executed the repurchase of 2,000 shares of Class B Common Stock. There have been no other shares repurchased under this program from November 1, 2016 through July 31, 2018.
The following table summarizes the Company’s Class A and Class B common and treasury shares as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
July 31, 2018
Class A Common Stock	128,000,000	42,281,920	25,941,279	16,340,641
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275

October 31, 2017
Class A Common Stock	128,000,000	42,281,920	25,835,281	16,446,639
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Class A Common Stock:
Basic shares	25,941,279	25,834,636	25,907,423	25,815,533
Assumed conversion of restricted shares	—	658	—	3,284
Diluted shares	25,941,279	25,835,294	25,907,423	25,818,817
Class B Common Stock:
Basic and diluted shares	22,007,725	22,009,596	22,007,725	22,009,682
NOTE 14 — EQUITY EARNINGS OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Equity earnings of unconsolidated affiliates, net of tax
Equity earnings of unconsolidated affiliates, net of tax, for the three and nine months ended July 31, 2018 were $1.0 million and $1.8 million. Equity earnings of unconsolidated affiliates, net of tax, were $0.3 million for the three and nine months ended July 31, 2017. There were no dividends received from the Company's equity method affiliates for the three and nine months ended July 31, 2018 and 2017.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests represent the portion of earnings from the operations of the Company’s consolidated subsidiaries attributable to unrelated third party equity owners that were deducted from net income to arrive at net income attributable to the Company. Net income attributable to noncontrolling interests for the three months ended July 31, 2018 and 2017 was $4.3 million and $3.6 million, respectively. Net income attributable to noncontrolling interests for the nine months ended July 31, 2018 and 2017 was $14.7 million and $10.1 million, respectively.
NOTE 15 — EQUITY AND COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes of equity from October 31, 2017 to July 31, 2018 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2017	47,843	$144.2	28,999	$(135.6)	$1,360.5	$(358.2)	$1,010.9	$36.6	$1,047.5
Net income					169.3		169.3	14.7	184.0
Other comprehensive income (loss):
- foreign currency translation						(20.9)	(20.9)	(2.9)	(23.8)
- derivative financial instruments, net of income tax expense of $2.5 million					(0.6)	8.1	7.5		7.5
- minimum pension liability adjustment, net of immaterial income tax						17.4	17.4		17.4
Comprehensive income							173.3		185.1
Current period mark to redemption value of redeemable noncontrolling interest					(1.5)		(1.5)		(1.5)
Net income allocated to redeemable noncontrolling interests							—	(2.9)	(2.9)
Dividends paid to Greif, Inc. shareholders					(74.0)		(74.0)		(74.0)
Dividends paid to noncontrolling interests							—	(3.3)	(3.3)
Restricted stock directors	21	1.2	(21)	—			1.2		1.2
Long-term incentive shares issued	85	5.1	(85)	0.2			5.3		5.3
As of July 31, 2018	47,949	$150.5	28,893	$(135.4)	$1,453.7	$(353.6)	$1,115.2	$42.2	$1,157.4

The following table summarizes the changes of equity from October 31, 2016 to July 31, 2017 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2016	47,792	$141.4	29,050	$(135.6)	$1,340.0	$(398.4)	$947.4	$10.5	$957.9
Net income					85.3		85.3	10.1	95.4
Other comprehensive income (loss):
- foreign currency translation						33.4	33.4	(1.7)	31.7
- interest rate derivative, net of income tax expense of $2.5 million						4.0	4.0		4.0
- change in minimum pension liability adjustment from remeasurement, settlement, and amortization, net of income tax of $17.5 million						29.8	29.8		29.8
Comprehensive income							152.5		160.9
Current period mark to redemption value of redeemable noncontrolling interest					3.8		3.8		3.8
Net income allocated to redeemable noncontrolling interests							—	(3.1)	(3.1)
Deconsolidation of noncontrolling interest							—	(2.6)	(2.6)
Dividends paid to Greif, Inc. shareholders					(73.9)		(73.9)		(73.9)
Dividends paid to noncontrolling interests							—	(3.1)	(3.1)
Treasury shares acquired	(2)	—	2	0.1			0.1		0.1
Restricted stock executives and directors	24	1.3	(24)	—			1.3		1.3
Long-term incentive shares issued	29	1.5	(29)	(0.1)			1.4		1.4
As of July 31, 2017	47,843	$144.2	28,999	$(135.6)	$1,355.2	$(331.2)	$1,032.6	$10.1	$1,042.7
The following table provides the rollforward of accumulated other comprehensive income (loss) for the nine months ended July 31, 2018:

(in millions)	Foreign Currency Translation	Interest Rate Derivative	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2017	$(249.3)	$5.1	$(114.0)	$(358.2)
Other Comprehensive Income (Loss)	(20.9)	8.1	17.4	4.6
Current-period Other Comprehensive Income (Loss)	(20.9)	8.1	17.4	4.6
Balance as of July 31, 2018	$(270.2)	$13.2	$(96.6)	$(353.6)

The following table provides the rollforward of accumulated other comprehensive income (loss) for the nine months ended July 31, 2017:

(in millions)	Foreign Currency Translation	Interest Rate Derivative	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2016	$(270.2)	$—	$(128.2)	$(398.4)
Other Comprehensive Income	33.4	4.0	29.8	67.2
Current-period Other Comprehensive Income	33.4	4.0	29.8	67.2
Balance as of July 31, 2017	$(236.8)	$4.0	$(98.4)	$(331.2)
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
The following segment information is presented for the periods indicated:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2018	2017	2018	2017
Net sales:
Rigid Industrial Packaging & Services	$687.6	$674.4	$1,965.7	$1,860.2
Paper Packaging & Services	236.0	206.3	653.7	577.9
Flexible Products & Services	82.6	73.9	246.7	210.2
Land Management	5.9	7.2	20.0	21.8
Total net sales	$1,012.1	$961.8	$2,886.1	$2,670.1

Operating profit:
Rigid Industrial Packaging & Services	$62.0	$65.3	$140.4	$164.2
Paper Packaging & Services	44.1	19.4	105.0	59.7
Flexible Products & Services	5.8	3.1	14.0	5.5
Land Management	2.1	2.7	7.8	8.2
Total operating profit	$114.0	$90.5	$267.2	$237.6

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$20.5	$16.8	$62.2	$56.7
Paper Packaging & Services	8.9	7.8	25.6	23.7
Flexible Products & Services	1.8	1.8	5.4	5.2
Land Management	1.2	1.3	3.3	3.8
Total depreciation, depletion and amortization expense	$32.4	$27.7	$96.5	$89.4

The following table presents net sales to external customers by geographic area:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2018	2017	2018	2017
Net sales:
United States	$506.0	$463.7	$1,402.2	$1,306.2
Europe, Middle East and Africa	372.6	359.4	1,074.6	970.8
Asia Pacific and other Americas	133.5	138.7	409.3	393.1
Total net sales	$1,012.1	$961.8	$2,886.1	$2,670.1
The following table presents total assets by segment and total properties, plants and equipment, net by geographic area:

(in millions)	July 31, 2018	October 31, 2017
Assets:
Rigid Industrial Packaging & Services	$2,067.8	$1,976.7
Paper Packaging & Services	466.8	459.8
Flexible Products & Services	164.3	163.2
Land Management	346.3	345.4
Total segments	3,045.2	2,945.1
Corporate and other	254.2	287.2
Total assets	$3,299.4	$3,232.3

Properties, plants and equipment, net:
United States	$776.7	$730.1
Europe, Middle East and Africa	280.5	322.0
Asia Pacific and other Americas	124.4	136.3
Total properties, plants and equipment, net	$1,181.6	$1,188.4
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
The following table summarizes the change in mandatorily redeemable noncontrolling interest for the nine months ended July 31, 2018:

(in millions)	Mandatorily Redeemable Noncontrolling Interest
Balance as of October 31, 2017	$9.2
Current period mark to redemption value	(0.8)
Balance as of July 31, 2018	$8.4

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
Redeemable noncontrolling interests are reflected in the condensed consolidated balance sheets at redemption value. The following table summarizes the change in redeemable noncontrolling interest for the nine months ended July 31, 2018:

(in millions)	Redeemable Noncontrolling Interest
Balance as of October 31, 2017	$31.5
Current period mark to redemption value	1.5
Redeemable noncontrolling interest share of income and other	2.9
Dividends to redeemable noncontrolling interest and other	(1.3)
Balance as of July 31, 2018	$34.6
NOTE 18 — SUBSEQUENT EVENTS
U.S. GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation rate exceeds 100 percent. The Company has been closely monitoring the inflation data and currency volatility in Argentina, where there are multiple data sources for measuring and reporting inflation. As of June 30, 2018, the three-year cumulative inflation rate in Argentina exceeded 100 percent, and the Argentinian economy was deemed to be highly inflationary. As a result, the Company will apply highly inflationary accounting with respect to the Company's Argentina subsidiary beginning August 1, 2018. For the nine months ended July 31, 2018, the Company's Argentina subsidiary represented less than 2% of the Company’s consolidated net revenues and less than 1% of its consolidated total assets.
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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our condensed consolidated balance sheets as of July 31, 2018 and October 31, 2017, and for the condensed consolidated statements of income for the three and nine months ended July 31, 2018 and 2017. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 (the “2017 Form 10-K”). Readers are encouraged to review the entire 2017 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
As of July 31, 2018, we owned approximately 243,000 acres of timber properties in the southeastern United States. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use properties, which consist of surplus properties, higher and better use (“HBU”) properties and development properties.
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
Our critical accounting policies are discussed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2017 Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the condensed consolidated financial statements with useful and reliable information about our results of operations and financial condition. No material changes to our critical accounting policies, as previously disclosed, have occurred during the first nine months of fiscal 2018.
Recently Issued and Newly Adopted Accounting Standards
See Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for a detailed description of recently issued and newly adopted accounting standards.
RESULTS OF OPERATIONS
The following comparative information is presented for the three and nine months ended July 31, 2018 and 2017. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.
Items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A — Risk Factors, of the 2017 Form 10-K. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.
The non-GAAP financial measure of EBITDA is used throughout the following discussion of our results of operations. EBITDA is defined as net income, plus interest expense, net, plus income tax (benefit) expense, plus depreciation, depletion and amortization. Since we do not calculate net income by business segment, EBITDA by business segment is reconciled to operating profit by business segment. We use EBITDA as one of the financial measures to evaluate our historical and ongoing operations and believe that this non-GAAP financial measure is useful to enable investors to perform meaningful comparisons of our historical and current performance. In addition, we present our U.S. and non-U.S. income before income taxes after eliminating the impact of non-cash asset impairment charges, non-cash pension settlement charges, restructuring charges, and (gains) losses on sales of businesses, net, which are non-GAAP financial measures.  We believe that excluding the impact of these special items (non-cash asset impairment charges, non-cash pension settlement charges, restructuring charges, and (gains) losses on sales of businesses) enable investors to perform a meaningful comparison of the geographic source of our income before income tax expense and is information that investors find valuable.  The foregoing non-GAAP financial measures are intended to supplement and should be read together with our financial results. These non-GAAP financial measures should not be considered an alternative or substitute for, and should not be considered superior to, our reported financial results. Accordingly, users of this financial information should not place undue reliance on the non-GAAP financial measures.

Third Quarter Results
The following table sets forth the net sales, operating profit and EBITDA for each of our business segments for the three month periods ended July 31, 2018 and 2017:

	Three Months Ended July 31,
(in millions)	2018	2017
Net sales:
Rigid Industrial Packaging & Services	$687.6	$674.4
Paper Packaging & Services	236.0	206.3
Flexible Products & Services	82.6	73.9
Land Management	5.9	7.2
Total net sales	$1,012.1	$961.8

Operating profit:
Rigid Industrial Packaging & Services	$62.0	$65.3
Paper Packaging & Services	44.1	19.4
Flexible Products & Services	5.8	3.1
Land Management	2.1	2.7
Total operating profit	$114.0	$90.5

EBITDA:
Rigid Industrial Packaging & Services	$78.3	$80.3
Paper Packaging & Services	52.8	26.9
Flexible Products & Services	7.8	4.9
Land Management	3.3	4.0
Total EBITDA	$142.2	$116.1

The following table sets forth EBITDA, reconciled to net income and operating profit, for our consolidated results for the three month periods ended July 31, 2018 and 2017:

	Three Months Ended July 31,
(in millions)	2018	2017
Net income	$72.0	$47.5
Plus: interest expense, net	12.1	13.7
Plus: income tax expense	25.7	27.2
Plus: depreciation, depletion and amortization expense	32.4	27.7
EBITDA	$142.2	$116.1
Net income	$72.0	$47.5
Plus: interest expense, net	12.1	13.7
Plus: pension settlement charge	0.4	1.0
Plus: income tax expense	25.7	27.2
Plus: other expense, net	4.8	1.4
Plus: equity earnings of unconsolidated affiliates, net of tax	(1.0)	(0.3)
Operating profit	114.0	90.5
Less: other expense, net	4.8	1.4
Less: pension settlement charge	0.4	1.0
Less: equity earnings of unconsolidated affiliates, net of tax	(1.0)	(0.3)
Plus: depreciation, depletion and amortization expense	32.4	27.7
EBITDA	$142.2	$116.1

The following table sets forth EBITDA for our business segments, reconciled to the operating profit for each segment, for the three month periods ended July 31, 2018 and 2017:

	Three Months Ended July 31,
(in millions)	2018	2017
Rigid Industrial Packaging & Services
Operating profit	$62.0	$65.3
Less: other expense, net	4.8	1.5
Less: pension settlement charge	0.4	0.6
Less: equity earnings of unconsolidated affiliates, net of tax	(1.0)	(0.3)
Plus: depreciation and amortization expense	20.5	16.8
EBITDA	$78.3	$80.3

Paper Packaging & Services
Operating profit	$44.1	$19.4
Less: other expense, net	0.2	(0.1)
Less: pension settlement charge	—	0.4
Plus: depreciation and amortization expense	8.9	7.8
EBITDA	$52.8	$26.9

Flexible Products & Services
Operating profit	$5.8	$3.1
Less: other (income) expense, net	(0.2)	—
Plus: depreciation and amortization expense	1.8	1.8
EBITDA	$7.8	$4.9

Land Management
Operating profit	$2.1	$2.7
Plus: depreciation, depletion and amortization expense	1.2	1.3
EBITDA	$3.3	$4.0

Consolidated EBITDA	$142.2	$116.1
Net Sales
Net sales were $1,012.1 million for the third quarter of 2018 compared with $961.8 million for the third quarter of 2017. The 5.2 percent increase was due primarily to strategic pricing decisions and contractual price changes in our Rigid Industrial Packaging & Services segment, selling price increases due to increases in published containerboard pricing and increased sales volumes in our Paper Packaging & Services segment, and strategic pricing decisions, product mix and higher volumes in our Flexible Products & Services segment. The $50.3 million increase was partially offset by significantly weaker demand from European agricultural customers due to weather, impacts from a trucking strike and operational inefficiencies in Brazil and strategic pricing decisions in China in our Rigid Industrial Packaging & Services segment. See the "Segment Review" below for additional information on net sales by segment during the third quarter of 2018.
Gross Profit
Gross profit was $217.1 million for the third quarter of 2018 compared with $187.1 million for the third quarter of 2017. The respective reasons for the change in each segment are described below in the “Segment Review.” Gross profit margin was 21.5 percent for the third quarter of 2018 compared with 19.5 percent for the third quarter of 2017.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $99.9 million for the third quarter of 2018 and $92.6 million for the third quarter of 2017. This increase was due primarily to increased non-income taxes and increased salaries and benefits costs in the third quarter of 2018. SG&A expenses were 9.9 percent of net sales for the third quarter of 2018 compared with 9.6 percent of net sales for the third quarter of 2017.
Restructuring Charges
Restructuring charges were $3.7 million for the third quarter of 2018 compared with $3.9 million for the third quarter of 2017. See Note 6 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on the restructuring charges reported during the third quarter of 2018.
Gain on Disposal of Properties, Plants and Equipment, net
The gain on disposal of properties, plants and equipment, net was $1.4 million and $1.1 million for the third quarter of 2018 and 2017, respectively. See Note 4 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on the gain reported during the third quarter of 2018.
(Gain) Loss on Disposal of Business, net
The loss on disposal of business, net was $0.1 million for the third quarter of 2018. The gain on disposal of business, net was 0.8 million for the third quarter of 2017. See Note 2 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information.
Operating Profit
Operating profit was $114.0 million for the third quarter of 2018 compared with $90.5 million for the third quarter of 2017. The $23.5 million increase consisted of a $24.7 million increase in the Paper Packaging & Services segment and a $2.7 million increase in the Flexible Products & Services segment, offset by a $3.3 million decrease in the Rigid Industrial Packaging & Services segment and a $0.6 million decrease in the Land Management segment. When compared to the third quarter of 2017, the primary factors that contributed to the $23.5 million increase in operating profit were increased gross profit of $30.0 million and decreased impairment charges of $1.2 million, offset by increased SG&A expenses of $7.3 million and decreased gains on sale of properties, plants and equipment, and businesses, net of $0.6 million.
EBITDA
EBITDA was $142.2 million for the third quarter of 2018 compared with $116.1 million for the third quarter of 2017. The $26.1 million increase was primarily due to the same factors that impacted operating profit, as described above.
Trends
We anticipate our fourth quarter fiscal 2018 results will benefit from stronger demand from key end use segments. Raw material costs in our Rigid Industrial Packaging & Services segment, specifically steel costs in North America, are expected to stabilize, which should allow contractual price adjustment mechanisms in customer contracts to catch up with the rapidly rising costs experienced during the first half of the fiscal year. We expect that our Paper Packaging & Services segment will benefit from a more favorable price - cost relationship due to containerboard price increases that were fully realized during our third quarter and the continued impact of favorable old corrugated container costs as compared to fiscal 2017. Transportation costs are expected to remain a headwind in both our Rigid Industrial Packaging & Services and Paper Packaging & Services segments. We anticipate that results in our Flexible Products & Services segment will be lower as compared to the third quarter of 2018 due to the timing of various fertilizer seasons around the world and extended holidays in some countries during the quarter.

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
Net sales increased 2.0 percent to $687.6 million for the third quarter of 2018 compared with $674.4 million for the third quarter of 2017. The $13.2 million increase in net sales was due primarily to an increase in selling prices due to strategic pricing decisions and contractual price changes, partially offset by significantly weaker demand from European agricultural customers due to weather, impacts from a trucking strike and operational inefficiencies in Brazil, strategic pricing decisions in China and foreign currency translation.
Gross profit was $138.8 million for the third quarter of 2018 compared with $137.0 million for the third quarter of 2017. The $1.8 million increase in gross profit was due primarily to a $4.6 million freight expense adjustment and improved manufacturing efficiencies, partially offset by increased raw material costs and the timing of contractual pass through arrangements. Gross profit margin decreased to 20.2 percent from 20.3 percent for the three months ended July 31, 2018 and 2017, respectively.
Operating profit was $62.0 million for the third quarter of 2018 compared with operating profit of $65.3 million for the third quarter of 2017. The $3.3 million decrease was primarily attributable to the same factors that impacted gross profit, offset by a $6.4 million increase in the segment's SG&A expense due primarily to increased non-income tax expenses.
EBITDA was $78.3 million for the third quarter of 2018 compared with $80.3 million for the third quarter of 2017. The $2.0 million decrease was primarily due to the same factors that impacted the segment’s operating profit, as described above.
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
Net sales increased 14.4 percent to $236.0 million for the third quarter of 2018 compared with $206.3 million for the third quarter of 2017, primarily due to increased published containerboard prices and increased sales volumes.
Gross profit was $59.5 million for the third quarter of 2018 compared with $33.7 million for the third quarter of 2017. Gross profit margin was 25.2 percent and 16.3 percent for the third quarters of 2018 and 2017, respectively. The increase in gross profit and gross profit margin was due primarily to higher containerboard prices and lower old corrugated container input costs, partially offset by increased transportation costs.

Operating profit was $44.1 million for the third quarter of 2018 compared with $19.4 million for the third quarter of 2017. The increase was primarily due to the same factors impacting gross profit, partially offset by an increase in the segment's SG&A expense.
EBITDA was $52.8 million for the third quarter of 2018 compared with $26.9 million for the third quarter of 2017. The $25.9 million increase was due primarily to the same factors that impacted the segment’s operating profit, as described above.
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
Net sales increased $8.7 million to $82.6 million for the third quarter of 2018 compared with $73.9 million for the third quarter of 2017. Net sales excluding foreign currency translation increased by $7.1 million due to strategic pricing decisions, product mix and volume increases.
Gross profit was $16.7 million for the third quarter of 2018 compared with $13.7 million for the third quarter of 2017. The increase was due primarily to the same factors that impacted net sales and improved manufacturing efficiencies, which also contributed to the increase in gross profit margin to 20.2 percent for the third quarter of 2018 from 18.5 percent for the third quarter of 2017.
Operating profit was $5.8 million for the third quarter of 2018 compared with $3.1 million for the third quarter of 2017. The increase was primarily related to the same factors impacting gross profit and foreign currency translation.
EBITDA was $7.8 million for the third quarter of 2018 compared with $4.9 million for the third quarter of 2017. The increase was due primarily to the same factors that impacted the segment’s operating profit.
Land Management
As of July 31, 2018, our Land Management segment consisted of approximately 243,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management segment are:

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
As of July 31, 2018, we had approximately 19,200 acres of special use property in the United States.
Net sales decreased to $5.9 million for the third quarter of 2018 compared with $7.2 million for the third quarter of 2017.
Operating profit decreased to $2.1 million for the third quarter of 2018 compared with $2.7 million for the third quarter of 2017.
EBITDA was $3.3 million and $4.0 million for the third quarters of 2018 and 2017, respectively.
Other Income Statement Changes
Interest expense, net
Interest expense, net, was $12.1 million for the third quarter of 2018 compared with $13.7 million for the third quarter of 2017. This decrease was primarily due to lower long-term debt balances and lower interest rates resulting from the impact of our derivative financial instruments.
U.S. and non-U.S. Income before Income Tax Expense
Refer to the following tables for details of the U.S. and non-U.S. income before income taxes and U.S. and non-U.S. income before income taxes after eliminating the impact of non-cash asset impairment charges, non-cash pension settlement charges, restructuring charges, and (gains) losses on sales of businesses (collectively, "Special Items").

Summary
	Three Months Ended July 31,
	2018	2017
Non-U.S. % of Consolidated Net Sales	50.0%	51.8%
U.S. % of Consolidated Net Sales	50.0%	48.2%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T.	34.8%	54.9%
U.S. % of Consolidated I.B.I.T.	65.2%	45.1%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T. before Special Items	36.1%	53.8%
U.S. % of Consolidated I.B.I.T. before Special Items	63.9%	46.2%
	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation
	Three Months Ended July 31,
(in millions)	2018	2017
Non-U.S. I.B.I.T.	$33.7	$40.8
Non-cash asset impairment charges	0.6	—
Non-cash pension settlement charge	0.4	—
Restructuring charges	1.9	3.3
(Gain) loss on sale of businesses, net	0.1	(0.8)
Total Non-U.S. Special Items	3.0	2.5
Non-U.S. I.B.I.T. before Special Items	$36.7	$43.3

U.S. I.B.I.T. Reconciliation
	Three Months Ended July 31,
(in millions)	2018	2017
U.S. I.B.I.T.	$63.0	$33.6
Non-cash asset impairment charges	0.2	2.0
Non-cash pension settlement charge	—	1.0
Restructuring charges	1.8	0.6
Total U.S. Special Items	2.0	3.6
U.S. I.B.I.T. before Special Items	$65.0	$37.2
*Income Before Income Tax Expense = I.B.I.T.
Income tax expense
Our quarterly income tax expense was computed in accordance with ASC 740-270 "Income Taxes - Interim Reporting." In accordance with this accounting standard, annual estimated tax expense is computed based on forecasted annual earnings and other forecasted annual amounts, including, but not limited to uncertain tax positions, withholding taxes, and deferred tax liabilities for unremitted foreign earnings. Additionally, losses from jurisdictions for which a valuation allowance have been provided have not been included in the annual estimated tax rate. Income tax expense each quarter is provided for on a current year-to-date basis using the annual estimated tax rate, adjusted for discrete taxable events that occur during the interim period.
Income tax expense for the third quarter of 2018 was $25.7 million on $96.7 million of pretax income and for the third quarter of 2017 was $27.2 million on $74.4 million of pretax income. In addition to the reduction of the corporate income tax rate as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), discrete items during the third quarter of 2018 resulted in a net decrease in tax expense of $1.5 million compared to the third quarter of 2017. This quarterly decrease was primarily related to a net reduction of tax expense, which was the result of an increase in the measurement of uncertain tax positions, netted against releases resulting from audit settlements and the expiration of the statute of limitations in several jurisdictions. The decrease in tax expense as a result of the net measurement of uncertain tax positions was $1.5 million.
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
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests represents the portion of earnings from the operations of our majority owned subsidiaries that was subtracted from net income to arrive at net income attributable to us. Net income attributable to noncontrolling interests for the third quarters of 2018 and 2017 was $4.3 million and $3.6 million, respectively. The increase was primarily due to an increase in the net operating profit of the Flexible Products & Services segment joint venture that was formed in 2010 by Greif, Inc. and one of its indirect subsidiaries (referred to herein as the “Flexible Packaging JV” or “FPS VIE”).
Net income attributable to Greif, Inc.
Based on the above, net income attributable to Greif, Inc. was $67.7 million for the third quarter of 2018 compared to $43.9 million for the third quarter of 2017.
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
Minimum pension liability, net
Change in minimum pension liability, net for the third quarters of 2018 and 2017 was $15.6 million and $0.4 million, respectively. Comprehensive income resulting from the change in minimum pension liability, net for the third quarter of 2018 was primarily due to contributions of $70.0 million to our U.S. defined benefit plan. The contributions were higher than originally planned by $65.0 million. As a result of the contributions to the U.S. defined benefit plan, a valuation of the plan was performed as of June 30, 2018, which resulted in an $11.0 million decrease to our minimum pension liability, net.
Year-to-Date Results
The following table sets forth the net sales, operating profit and EBITDA for each of our business segments for the nine month periods ended July 31, 2018 and 2017:

	Nine Months Ended July 31,
(in millions)	2018	2017
Net sales:
Rigid Industrial Packaging & Services	$1,965.7	$1,860.2
Paper Packaging & Services	653.7	577.9
Flexible Products & Services	246.7	210.2
Land Management	20.0	21.8
Total net sales	$2,886.1	$2,670.1

Operating profit:
Rigid Industrial Packaging & Services	$140.4	$164.2
Paper Packaging & Services	105.0	59.7
Flexible Products & Services	14.0	5.5
Land Management	7.8	8.2
Total operating profit	$267.2	$237.6

EBITDA:
Rigid Industrial Packaging & Services	$189.1	$198.5
Paper Packaging & Services	129.9	73.4
Flexible Products & Services	20.0	9.7
Land Management	11.1	11.9
Total EBITDA	$350.1	$293.5

The following table sets forth EBITDA, reconciled to net income and operating profit, for our consolidated results for the nine month periods ended July 31, 2018 and 2017:

	Nine Months Ended July 31,
(in millions)	2018	2017
Net income	$184.0	$95.4
Plus: interest expense, net	38.4	46.7
Plus: income tax expense	31.2	62.0
Plus: depreciation, depletion and amortization expense	96.5	89.4
EBITDA	$350.1	$293.5
Net income	$184.0	$95.4
Plus: interest expense, net	38.4	46.7
Plus: pension settlement charge	0.4	25.6
Plus: income tax expense	31.2	62.0
Plus: other expense, net	15.0	8.2
Plus: equity earnings of unconsolidated affiliates, net of tax	(1.8)	(0.3)
Operating profit	267.2	237.6
Less: other expense, net	15.0	8.2
Less: pension settlement charge	0.4	25.6
Less: equity earnings of unconsolidated affiliates, net of tax	(1.8)	(0.3)
Plus: depreciation, depletion and amortization expense	96.5	89.4
EBITDA	$350.1	$293.5

The following table sets forth EBITDA for our business segments, reconciled to the operating profit for each segment, for the nine month periods ended July 31, 2018 and 2017:

	Nine Months Ended July 31,
(in millions)	2018	2017
Rigid Industrial Packaging & Services
Operating profit	$140.4	$164.2
Less: non-cash pension settlement charge	0.4	15.3
Less: other expense, net	14.9	7.4
Less: equity earnings of unconsolidated affiliates, net of tax	(1.8)	(0.3)
Plus: depreciation and amortization expense	62.2	56.7
EBITDA	$189.1	$198.5

Paper Packaging & Services
Operating profit	$105.0	$59.7
Less: non-cash pension settlement charge	—	10.1
Less: other expense, net	0.7	(0.1)
Plus: depreciation and amortization expense	25.6	23.7
EBITDA	$129.9	$73.4

Flexible Products & Services
Operating profit	$14.0	$5.5
Less: non-cash pension settlement charge	—	0.1
Less: other (income) expense, net	(0.6)	0.9
Plus: depreciation and amortization expense	5.4	5.2
EBITDA	$20.0	$9.7

Land Management
Operating profit	$7.8	$8.2
Less: non-cash pension settlement charge	—	0.1
Plus: depreciation, depletion and amortization expense	3.3	3.8
EBITDA	$11.1	$11.9

Consolidated EBITDA	$350.1	$293.5
Net Sales
Net sales were $2,886.1 million for the first nine months of 2018 compared with $2,670.1 million for the first nine months of 2017. The 8.1 percent increase was due primarily to strategic pricing decisions and contractual price changes in our Rigid Industrial Packaging & Services segment, increases in selling prices due to increases in published containerboard pricing and an increase in sales volumes in our Paper Packaging & Services segment, and strategic pricing decisions and product mix in our Flexible Products & Services segment, partially offset by volume declines due to customer operational interruptions, weather and strategic pricing decisions in our Rigid Industrial Packaging & Services segment. See the "Segment Review" below for additional information on net sales by segment during the first nine months of 2018.
Gross Profit
Gross profit was $584.1 million for the first nine months of 2018 compared with $532.3 million for the first nine months of 2017. The respective reasons for the improvement or decline in each segment are described below in the “Segment Review.” Gross profit margin was 20.2 percent and 19.9 percent for first nine months of 2018 and 2017, respectively.

Selling, General and Administrative Expenses
SG&A expenses increased 7.1 percent to $306.4 million for the first nine months of 2018 from $286.2 million for the first nine months of 2017. This increase was primarily due to increased health and medical expenses, increased non-income taxes and increased salary expenses. SG&A expenses were 10.6 percent of net sales for the first nine months of 2018 compared with 10.7 percent of net sales for the first nine months of 2017.
Restructuring Charges
Restructuring charges were $13.8 million for the first nine months of 2018 compared with $8.7 million for the first nine months of 2017. See Note 6 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on the restructuring charges reported during the first nine months of 2018.
Gain on Disposal of Properties, Plants and Equipment, net
The gain on disposal of properties, plants and equipment, net was $7.5 million and $3.9 million for the first nine months of 2018 and 2017, respectively. See Note 4 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on the gain reported during the first nine months of 2018.
(Gain) Loss on Disposal of Businesses, net
The loss on disposal of business, net was $0.1 million for the first nine months of 2018 and the gain on disposal of business, net was $2.2 million for the first nine months of 2017. See Note 2 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information.
Operating Profit
Operating profit was $267.2 million for the first nine months of 2018 compared with $237.6 million for the first nine months of 2017. The $29.6 million increase consisted of a $45.3 million increase in the Paper Packaging & Services segment and an $8.5 million increase in the Flexible Products & Services segment, partially offset by a $0.4 million decrease in the Land Management segment and a $23.8 million decrease in the Rigid Industrial Packaging & Services segment. When compared to the first nine months of 2017, the primary factors that contributed to the $29.6 million increase in operating profit were increased gross profit of $51.8 million, increased gains on disposal of properties, plants and equipment and businesses, net of $1.3 million and decreased impairment charges of $1.8 million, offset by increased restructuring charges of $5.1 million and increased SG&A expenses of $20.2 million.
EBITDA
EBITDA was $350.1 million for the first nine months of 2018 compared with $293.5 million for the first nine months of 2017. The $56.6 million increase was primarily due to the same factors that impacted operating profit, as described above, in addition to a reduction of $25.2 million in pension settlement charges.
Segment Review
Rigid Industrial Packaging & Services
Net sales increased 5.7 percent to $1,965.7 million for the first nine months of 2018 compared with $1,860.2 million for the first nine months of 2017. The $105.5 million increase in net sales was primarily the result of an increase in selling prices due to strategic pricing decisions, contractual price changes and a $53.0 million impact of foreign currency translation, partially offset by volume declines due to customer operational interruptions, weather and strategic pricing decisions.
Gross profit was $374.1 million for the first nine months of 2018 compared with $383.3 million for the first nine months of 2017. The $9.2 million decrease in gross profit was primarily due to increased raw material costs, increased manufacturing expenses and the timing of contractual pass through arrangements. Gross profit margin decreased to 19.0 percent from 20.6 percent for the nine months ended July 31, 2018 to 2017, respectively.
Operating profit was $140.4 million for the first nine months of 2018 compared with $164.2 million for the first nine months of 2017. The $23.8 million decrease was primarily attributable to the same factors impacting gross profit as well as increases in restructuring charges of $5.5 million and increases in SG&A expenses of $12.1 million, partially offset by an increase in gain on disposal of properties, plants, equipment and businesses, net of $1.5 million and decreased impairment charges of $1.5 million. The $12.1 million increase in SG&A related to increased allocated corporate costs and increased non-income taxes.

EBITDA was $189.1 million for the first nine months of 2018 compared with $198.5 million for the first nine months of 2017. The $9.4 million decrease was primarily due to the same factors that impacted the segment’s operating profit, as described above, in addition to a reduction of $14.9 million in pension settlement charges.
Paper Packaging & Services
Net sales increased $75.8 million to $653.7 million for the first nine months of 2018 compared with $577.9 million for the first nine months of 2017, primarily due to increased published containerboard prices and increased sales volumes.
Gross profit was $152.7 million for the first nine months of 2018 compared with $101.9 million for the first nine months of 2017. Gross profit margin was 23.4 percent and 17.6 percent for the first nine months of 2018 and 2017, respectively. The increase in gross profit and gross profit margin was due primarily to higher containerboard sales prices and lower old corrugated container input costs, partially offset by increased transportation costs.
Operating profit was $105.0 million for the first nine months of 2018 compared with $59.7 million for the first nine months of 2017. The increase was primarily due to the same factors that impacted gross profit, partially offset by an increase in SG&A expenses of $5.6 million due to an increase in allocated corporate costs and an increase in salaries and benefits expenses as a result of business performance.
EBITDA was $129.9 million for the first nine months of 2018 compared with $73.4 million for the first nine months of 2017. This increase was due primarily to the same factors that impacted the segment’s operating profit, as described above, in addition to a reduction of $10.1 million in pension settlement charges.
Flexible Products & Services
Net sales increased $36.5 million to $246.7 million for the first nine months of 2018 compared with $210.2 million for the first nine months of 2017. The increase was due primarily to product mix, strategic pricing decisions, volume increases, and a $15.8 million impact of foreign currency translation.
Gross profit was $49.5 million for the first nine months of 2018 compared with $39.1 million for the first nine months of 2017. This increase was primarily attributable to the same factors that impacted net sales and improved transportation and manufacturing efficiencies, which also contributed to the increase in gross profit margin to 20.1 percent for the first nine months of 2018 from 18.6 percent for the first nine months of 2017.
Operating profit was $14.0 million for the first nine months of 2018 compared with $5.5 million for the first nine months of 2017. This increase was primarily related to the same factors impacting gross profit, partially offset by an increase in SG&A expenses of $2.4 million primarily due to an increase in allocated corporate costs and an increase in salaries and benefits expenses as a result of business performance.
EBITDA was $20.0 million for the first nine months of 2018 compared with $9.7 million for the first nine months of 2017. This increase was due primarily to the same factors that impacted the segment’s operating profit, as described above.
Land Management
Net sales decreased to $20.0 million for the first nine months of 2018 compared with $21.8 million for the first nine months of 2017.
Operating profit decreased to $7.8 million for the first nine months of 2018 from $8.2 million for the first nine months of 2017.
EBITDA was $11.1 million and $11.9 million for the first nine months of 2018 and 2017, respectively.
Other Income Statement Changes
Interest expense, net
Interest expense, net, was $38.4 million for the first nine months of 2018 compared with $46.7 million for the first nine months of 2017. The decrease was primarily due to the repayment of our $300.0 million 6.75% Senior Notes due February 2017 with funds borrowed under our new senior secured credit agreement (the “2017 Credit Agreement”), lower long term debt balances, and lower interest rates resulting from the impact of our derivative financial instruments.

U.S. and non-U.S. Income before Income Tax Expense
Refer to the following tables for details of the U.S. and non-U.S. income before income taxes and U.S. and non-U.S. income before income taxes after eliminating the impact of non-cash asset impairment charges, non-cash pension settlement charges, restructuring charges, and losses on sales of businesses ("Special Items").

Summary
	Nine Months Ended July 31,
	2018	2017
Non-U.S. % of Consolidated Net Sales	51.4%	51.1%
U.S. % of Consolidated Net Sales	48.6%	48.9%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T.	40.9%	55.9%
U.S. % of Consolidated I.B.I.T.	59.1%	44.1%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T. before Special Items	43.1%	47.6%
U.S. % of Consolidated I.B.I.T. before Special Items	56.9%	52.4%
	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation
	Nine Months Ended July 31,
(in millions)	2018	2017
Non-U.S. I.B.I.T.	$87.2	$87.7
Non-cash asset impairment charges	1.6	0.3
Non-cash pension settlement charge	0.4	—
Restructuring charges	10.5	7.0
(Gain) loss on sale of businesses, net	0.1	(2.2)
Total Non-U.S. Special Items	12.6	5.1
Non-U.S. I.B.I.T. before Special Items	$99.8	$92.8

U.S. I.B.I.T. Reconciliation
	Nine Months Ended July 31,
(in millions)	2018	2017
U.S. I.B.I.T.	$126.1	$69.4
Non-cash asset impairment charges	2.5	5.6
Non-cash pension settlement charge	—	25.6
Restructuring charges	3.3	1.7
Gain on sale of businesses, net	—	—
Total U.S. Special Items	5.8	32.9
U.S. I.B.I.T. before Special Items	$131.9	$102.3
*Income Before Income Tax Expense = I.B.I.T.
Income tax expense
Our year to date income tax expense was computed in accordance with ASC 740-270 "Income Taxes - Interim Reporting." In accordance with this accounting standard, annual estimated tax expense is computed based on forecasted annual earnings and other forecasted annual amounts, including, but not limited to uncertain tax positions, withholding taxes, and deferred tax liabilities for unremitted foreign earnings. Additionally, losses from jurisdictions for which a valuation allowance has been provided have not been included in the annual estimated tax rate. Income tax expense each quarter is provided for on a current year-to-date basis using the annual estimated tax rate, adjusted for discrete taxable events that occur during the interim period.

Year to date income tax expense through the third quarter of 2018 was $31.2 million on $213.4 million of pretax income and through the third quarter of 2017 was $62.0 million on $157.1 million of pretax income. In addition to the reduction of the corporate income tax rate as a result of the enactment of the Tax Reform Act, the tax impact of year to date discrete items during the first nine months of 2018 resulted in a decrease in tax expense of $34.8 million compared to the first nine months of 2017. This year to date decrease was primarily the result of the net provisional benefit of $33.4 million recorded in the year to date tax expense as a result of the Tax Reform Act. The Company has recorded a provisional tax expense of $69.3 related to the revaluation of deferred tax assets and liabilities and a provisional tax expense as a result of the accrual for the transition tax liability of $35.9 million. Other discrete items include increases to tax expense of $3.3 million resulting from immaterial discrete items which are offset by decreases in tax expense of $5.0 million. The tax decrease of $5.0 million included our change of assertion under ASC 740-30 (formally APB23) for unremitted foreign earnings during the first quarter of 2017. The year to date change in assertion, which was due to the rebalancing of our global debt, resulted in a decrease of $3.6 million in 2018 as compared to year to date 2017. Additional reductions of tax expense of $1.4 million in the year to date tax expense was the result of releases of deferred tax liabilities of unremitted earnings due to ownership changes of certain related party entities.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Bulletin also provides for a measurement period that should not extend beyond one year from the U.S. Tax Reform enactment date. As of July 31, 2018, our accounting for U.S. Tax Reform is incomplete. The Company continues to analyze the earnings and profits and tax pools of its foreign subsidiaries as it relates to transition tax and is completing the final analysis in the revaluation of deferred tax assets and liabilities. As a result of the Tax Reform Act, a net provisional tax benefit of $33.4 million has been recorded in our consolidated financial statements for the nine months ended July 31, 2018. Adjustments to the provisional estimates will be recorded and disclosed prospectively during the measurement period and may differ materially from these provisional amounts, due to, among other things, additional analyses, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act.
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
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests for the first nine months of 2018 and 2017 was $14.7 million and $10.1 million, respectively. This increase was primarily due to overall increase in the net operating profit of the Flexible Packaging JV during the first nine months of 2018 compared to 2017.
Net income attributable to Greif, Inc.
Based on the above, net income attributable to Greif, Inc. was $169.3 million for the first nine months of 2018 compared to $85.3 million for the first nine months of 2017.
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
Minimum pension liability, net
Change in minimum pension liability, net for the first nine months of 2018 and 2017 was $17.4 million and $29.8 million, respectively. Comprehensive income resulting from the change in minimum pension liability, net for the first nine months of 2018 was primarily due to contributions of $80.0 million to our U.S. defined benefit plan. The contributions were higher than originally planned by $65.0 million. As a result of the contributions to the U.S. defined benefit plan, a valuation of the plan was performed as of June 30, 2018, which resulted in an $11.0 million decrease to our minimum pension liability, net. The comprehensive income resulting from the change in minimum pension liability for the first nine months of 2017 was primarily due to pension settlement charges and remeasurement of the defined benefit plan in the United States as a result of the settlements that occurred during the nine months ended July 31, 2017.
BALANCE SHEET CHANGES
Working capital changes
The $22.2 million increase in accounts receivable to $469.2 million as of July 31, 2018 from $447.0 million as of October 31, 2017 was primarily due to net sales increases, offset by a $13.4 million impact of foreign currency translation and timing of collections.
The $54.9 million increase in inventories to $334.4 million as of July 31, 2018 from $279.5 million as of October 31, 2017 was primarily due to increased raw material purchases and prices, offset by $8.9 million impact of foreign currency translation.
The $10.4 million increase in accounts payable to $409.6 million as of July 31, 2018 from $399.2 million as of October 31, 2017 was primarily due to increased raw material purchases and prices, offset by $9.7 million impact of foreign currency translation and timing of payments.
Other balance sheet changes
The $8.3 million increase in prepaid expenses to $43.6 million as of July 31, 2018 from $35.3 million as of October 31, 2017 was primarily due to the timing of payments.
The $36.8 million increase in other current assets to $125.0 million as of July 31, 2018 from $88.2 million as of October 31, 2017 was primarily due to a $27.4 million increase in deferred purchase price assets for sales of accounts receivable as well as a $5.0 million increase in the market value of our derivatives including the cross currency interest rate swap we entered into during the second quarter of 2018.
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
Capital Expenditures
During the first nine months of 2018, we invested $88.1 million in capital expenditures and $6.6 million in purchases of and investments in timber properties, compared with $64.8 million in capital expenditures and $7.3 million in purchases of and investments in timber properties, during the first nine months of 2017. We expect capital expenditures, excluding purchases of and investments in timber properties, to be approximately $120.0 to $140.0 million in 2018. The 2018 capital expenditures will replace and improve existing equipment and fund new facilities.
Sale of Non-United States Accounts Receivable
In 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, our indirect wholly owned subsidiary (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). On April 18, 2017, the Main SPV and Seller amended and extended the term of the existing European RPA. Under the European RPA, as amended, the maximum amount of receivables that may be sold and outstanding under the European RPA at any time is €100.0 million ($116.6 million as of July 31, 2018). Under the terms of the European RPA, we have the ability to loan excess cash to the Purchasing Bank Affiliates in the form of a subordinated loan receivable.
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
In October 2007, Greif Singapore Pte. Ltd., our indirect wholly-owned subsidiary, entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($11.0 million as of July 31, 2018). Under the terms of the Singapore RPA, we have agreed to sell trade receivables in exchange for an initial purchase price of approximately 90 percent of the eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables.
See Note 3 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these various RPAs.
Noncontrolling Interest
We have conditional contractual obligations to redeem the outstanding equity interest of certain noncontrolling interest holders in our joint ventures at which time we may incur additional cash outflows. See Note 17 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these conditional contractual obligations.
Borrowing Arrangements
Long-term debt is summarized as follows:

(in millions)	July 31, 2018	October 31, 2017
2017 Credit Agreement - Term Loan	$277.5	$288.8
Senior Notes due 2019	248.8	248.0
Senior Notes due 2021	232.1	230.9
Receivables Facility	150.0	150.0
2017 Credit Agreement - Revolving Credit Facility	126.8	35.0
Other debt	4.9	6.5
	1,040.1	959.2
Less current portion	15.0	15.0
Less deferred financing costs	5.0	6.4
Long-term debt	$1,020.1	$937.8
2017 Credit Agreement
On November 3, 2016, we, together with certain of our international subsidiaries, entered into a new senior secured credit agreement (the “2017 Credit Agreement”) with a syndicate of financial institutions. The 2017 Credit Agreement replaces in its entirety the $1.0 billion senior secured credit agreement we, together with two of our international subsidiaries, entered into in 2012, with a syndicate of financial institutions. The total available borrowing under the 2017 Credit Agreement was $658.8 million as of July 31, 2018, which has been reduced by $14.4 million for outstanding letters of credit, all of which was then available without violating covenants.
The 2017 Credit Agreement provides for an $800.0 million revolving multicurrency credit facility expiring November 3, 2021, and a $300.0 million term loan, with quarterly principal installments that commenced on April 30, 2017, through maturity on November 3, 2021, both with an option to add an aggregate of $550.0 million to the facilities with the agreement of the lenders. We used the proceeds of the term loan on February 1, 2017, to repay the principal of our $300.0 million 6.75% Senior Notes that matured on that date. The revolving credit facility is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, and to finance acquisitions. Interest is based on either a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. The financing costs associated with the 2017 Credit Agreement totaled $4.6 million as of July 31, 2018, and are recorded as a direct deduction from the long-term debt liability.
The 2017 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our net income plus depreciation, depletion, and amortization, interest expense (including capitalized interest), and income taxes, minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months ("adjusted EBITDA") to be greater than 4.00 to 1.00 (or 3.75 to 1.00, during any collateral release period). The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) adjusted EBITDA, to (b) the consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve month period. As of July 31, 2018, we are in compliance with these covenants.
The terms of the 2017 Credit Agreement limit our ability to make "restricted payments", which include dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of this facility is secured by a security interest in our personal property and the personal property of certain of our United States subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of our United States subsidiaries and is secured, in part, by the capital stock of the non-U.S. borrowers. However, in the event that we receive and maintain an investment grade rating from either Moody's Investors Service, Inc. or Standard & Poor's Corporation, we may request the release of such collateral. The payment of outstanding principal under the 2017 Credit Agreement and accrued interest thereon may be accelerated and become immediately due and payable upon our default in its payment or other performance obligations or our failure to comply with the financial and other covenants in the 2017 Credit Agreement, subject to applicable notice requirements and cure periods as provided in the 2017 Credit Agreement.
As of July 31, 2018, $404.3 million was outstanding under the 2017 Credit Agreement. The current portion of the 2017 Credit Agreement was $15.0 million and the long-term portion was $389.3 million. The weighted average interest rate for borrowings under the 2017 Credit Agreement was 3.01% for the nine months ended July 31, 2018. The actual interest rate for borrowings under the 2017 Credit Agreement was 3.30% as of July 31, 2018.
See Note 8 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the 2017 Credit Agreement.
Senior Notes
Our $250.0 million of 7.75% Senior Notes are due August 1, 2019 and interest on these Senior Notes is payable semi-annually. The financing costs associated with these Senior Notes due 2019 totaled $0.5 million as of July 31, 2018, and are recorded as a direct deduction from the long-term liability. The $248.8 million outstanding balance as of July 31, 2018 is reported in long-term debt in the condensed consolidated balance sheets because we intend to refinance the obligation on a long-term basis and have the intent and ability to consummate a long-term refinancing. These Senior Notes contain certain covenants; as of July 31, 2018, we are in compliance with these covenants.
Our €200.0 million of 7.375% Senior Notes are due July 15, 2021 and interest on these Senior Notes is payable semi-annually. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. These Senior Notes contain certain covenants; as of July 31, 2018, we are in compliance with these covenants.
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
The Receivables Facility matures in September 2018. In addition, we can terminate the Receivables Facility at any time upon five days prior written notice. The Receivables Facility is secured by certain of our United States trade accounts receivables and bears interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Receivables Facility. The Receivables Facility also contains certain covenants and events of default, which are materially similar to the Credit Agreement covenants. As of July 31, 2018, we were in compliance with these covenants. Proceeds of the Receivables Facility are available for working capital and general corporate purposes. As of July 31, 2018, the outstanding balance under the Receivables Facility was $150.0 million. The $150.0 million outstanding balance as of July 31, 2018 is reported in long-term debt in the condensed consolidated balance sheets because we intend to refinance the obligation on a long-term basis and have the intent and ability to consummate a long-term refinancing.
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
As of July 31, 2018, we had outstanding foreign currency forward contracts in the notional amount of $95.7 million ($80.1 million as of October 31, 2017). See Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the foreign exchange hedges.
Cross Currency Swap
We have operations and investments in various international locations and are subject to risks associated with changing foreign exchange rates. On March 6, 2018 we entered into a cross currency interest rate swap agreement that synthetically swaps $100.0 million of fixed rate debt to Euro denominated fixed rate debt at a rate of 2.352%. The agreement is designated as a net investment hedge for accounting purposes and will mature on March 6, 2023. Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Coupons received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the condensed consolidated statements of income. See Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the cross currency swap.
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: August 30, 2018	/s/ Lawrence A. Hilsheimer
Lawrence A. Hilsheimer,
Executive Vice President and Chief Financial Officer