Form 10-Q
period 2019-01-31
GREIF INC
filed 2019-03-01
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2019
Commission File Number 001-00566
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on February 25, 2019:

Class A Common Stock	26,232,799 shares
Class B Common Stock	22,007,725 shares

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended January 31,
(in millions, except per share amounts)	2019	2018
Net sales	$897.0	$905.7
Cost of products sold	724.2	734.0
Gross profit	172.8	171.7
Selling, general and administrative expenses	98.1	103.6
Restructuring charges	3.7	4.1
Acquisition-related costs	2.6	0.2
Non-cash asset impairment charges	2.1	2.9
Gain on disposal of properties, plants and equipment, net	(0.9)	(4.6)
Operating profit	67.2	65.5
Interest expense, net	11.7	13.3
Other (income) expense, net	(0.2)	7.7
Income before income tax expense and equity earnings of unconsolidated affiliates, net	55.7	44.5
Income tax expense (benefit)	20.0	(15.6)
Equity earnings of unconsolidated affiliates, net of tax	(0.1)	—
Net income	35.8	60.1
Net income attributable to noncontrolling interests	(6.1)	(3.6)
Net income attributable to Greif, Inc.	$29.7	$56.5
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$0.51	$0.96
Class B common stock	$0.75	$1.44
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$0.51	$0.96
Class B common stock	$0.75	$1.44
Weighted-average number of Class A common shares outstanding:
Basic	26.0	25.8
Diluted	26.0	25.8
Weighted-average number of Class B common shares outstanding:
Basic	22.0	22.0
Diluted	22.0	22.0
Cash dividends declared per common share:
Class A common stock	$0.44	$0.42
Class B common stock	$0.65	$0.62
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended January 31,
(in millions)	2019	2018
Net income	$35.8	$60.1
Other comprehensive income (loss), net of tax:
Foreign currency translation	5.2	38.4
Derivative financial instruments	(5.7)	3.9
Minimum pension liabilities	(0.8)	(0.9)
Other comprehensive income, net of tax	(1.3)	41.4
Comprehensive income	34.5	101.5
Comprehensive income attributable to noncontrolling interests	7.1	4.0
Comprehensive income attributable to Greif, Inc.	$27.4	$97.5
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	January 31, 2019	October 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$84.5	$94.2
Trade accounts receivable, less allowance of $5.7 in 2019 and $4.2 in 2018	561.4	456.7
Inventories:
Raw materials	235.7	203.9
Work-in-process	8.9	10.0
Finished goods	82.0	75.6
Assets held for sale	4.5	4.4
Prepaid expenses	51.3	39.8
Other current assets	81.8	92.1
	1,110.1	976.7
Long-term assets
Goodwill	778.2	776.0
Other intangible assets, net of amortization	77.4	80.6
Deferred tax assets	8.0	7.9
Assets held by special purpose entities	50.9	50.9
Pension asset	11.4	10.4
Other long-term assets	81.1	100.4
	1,007.0	1,026.2
Properties, plants and equipment
Timber properties, net of depletion	273.5	274.2
Land	96.7	96.4
Buildings	435.6	431.4
Machinery and equipment	1,577.6	1,554.9
Capital projects in progress	111.1	117.2
	2,494.5	2,474.1
Accumulated depreciation	(1,311.4)	(1,282.2)
	1,183.1	1,191.9
Total assets	$3,300.2	$3,194.8
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	January 31, 2019	October 31, 2018
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$377.0	$403.8
Accrued payroll and employee benefits	78.3	114.4
Restructuring reserves	3.5	4.4
Current portion of long-term debt	18.8	18.8
Short-term borrowings	6.4	7.3
Liabilities held for sale	1.3	—
Other current liabilities	121.1	121.5
	606.4	670.2
Long-term liabilities
Long-term debt	1,060.5	884.1
Deferred tax liabilities	161.7	179.8
Pension liabilities	81.0	78.0
Postretirement benefit obligations	10.3	10.7
Liabilities held by special purpose entities	43.3	43.3
Contingent liabilities and environmental reserves	6.3	6.8
Mandatorily redeemable noncontrolling interests	8.4	8.6
Long-term income tax payable	48.2	46.1
Other long-term liabilities	78.7	77.5
	1,498.4	1,334.9
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 16)	23.9	35.5
Equity
Common stock, without par value	161.5	150.5
Treasury stock, at cost	(134.8)	(135.4)
Retained earnings	1,471.9	1,469.8
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation	(288.6)	(292.8)
Derivative financial instruments	7.7	13.4
Minimum pension liabilities	(98.5)	(97.7)
Total Greif, Inc. shareholders' equity	1,119.2	1,107.8
Noncontrolling interests	52.3	46.4
Total shareholders' equity	1,171.5	1,154.2
Total liabilities and shareholders' equity	$3,300.2	$3,194.8
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended January 31, (in millions)	2019	2018
Cash flows from operating activities:
Net income	$35.8	$60.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	31.3	31.7
Non-cash asset impairment charges	2.1	2.9
Gain on disposals of properties, plants and equipment, net	(0.9)	(4.6)
Unrealized foreign exchange loss	0.5	2.5
Deferred income tax benefit	(4.3)	(65.5)
Transition tax expense	2.3	35.9
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	12.6	8.4
Inventories	(35.2)	(48.0)
Deferred purchase price on sold receivables	(6.9)	(22.9)
Accounts payable	(22.9)	(25.7)
Restructuring reserves	(0.9)	(0.6)
Pension and postretirement benefit liabilities	(0.7)	(1.7)
Other, net	(22.4)	(26.2)
Net cash used in operating activities	(9.6)	(53.7)
Cash flows from investing activities:
Purchases of properties, plants and equipment	(26.0)	(28.0)
Purchases of and investments in timber properties	(0.9)	(2.6)
Proceeds from the sale of properties, plants, equipment and other assets	1.5	6.0
Proceeds from the sale of businesses	0.8	1.4
Proceeds from insurance recoveries	0.2	—
Net cash used in investing activities	(24.4)	(23.2)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	349.6	296.5
Payments on long-term debt	(267.6)	(238.1)
Proceeds on short-term borrowings, net	0.9	—
Payments on short-term borrowings, net	—	(6.2)
Proceeds from trade accounts receivable credit facility	11.5	—
Payments on trade accounts receivable credit facility	(33.4)	(2.8)
Dividends paid to Greif, Inc. shareholders	(25.7)	(24.5)
Dividends paid to noncontrolling interests	(0.4)	(0.4)
Purchases of redeemable noncontrolling interest	(11.9)	—
Net cash provided by financing activities	23.0	24.5
Reclassification of cash to assets held for sale	(0.4)	—
Effects of exchange rates on cash	1.7	4.4
Net decrease in cash and cash equivalents	(9.7)	(48.0)
Cash and cash equivalents at beginning of period	94.2	142.3
Cash and cash equivalents at end of period	$84.5	$94.3
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The interim condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions to Quarterly Reports on Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the interim condensed consolidated financial statements and accompanying notes. Actual amounts could differ from those estimates.
The fiscal year of Greif, Inc. and its subsidiaries (the “Company”) begins on November 1 and ends on October 31 of the following year. Any references to the year 2019 or 2018, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year, unless otherwise stated.
The information filed herein reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated balance sheets as of January 31, 2019 and October 31, 2018, the interim condensed consolidated statements of income and comprehensive income for the three months ended January 31, 2019 and 2018 and the interim condensed consolidated statements of cash flows for the three months ended January 31, 2019 and 2018 of the Company. The interim condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling influence and are accounted for using either the equity or cost method, as appropriate.
The unaudited interim condensed consolidated financial statements included in the Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2018 (the “2018 Form 10-K”).
Newly Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition." This new revenue standard introduces a five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new revenue standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company adopted the ASU all of the related amendments using the modified retrospective method on November 1, 2018. The adoption of the ASU and related amendments did not impact the Company’s financial position, results of operations, comprehensive income, cash flows or disclosures other than as discussed above and disclosed within Note 2 to the interim condensed consolidated financial statements. Additionally, no cumulative effect adjustment was recorded to opening retained earnings as of November 1, 2018. Based on current operations, the Company does not expect a material impact on an ongoing basis as a result of the adoption of the new standard. See Note 2 to the interim condensed consolidated financial statements for additional disclosures related to revenue from contracts with customers.
In August of 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)," which amends the classification of certain cash receipts and cash payments on the statement of cash flows. This update clarifies guidance on eight specific cash flow items. The ASU requires the beneficial interests obtained through securitization of financial assets be disclosed as a non-cash activity and cash receipts from beneficial interests be classified as cash inflows from investing activities. Under previous guidance, the Company classified cash receipts from beneficial interests in securitized receivables and cash payments resulting from debt prepayment or extinguishment as cash flows from operating activities. The amendments in this update are required to be applied using a retrospective approach, excluding amendments for which retrospective application is impractical. On November 1, 2018, the Company adopted the provisions of ASU 2016-15 on a retrospective basis with the exception of the Company's beneficial interests obtained through securitization of financial assets, for which the Company adopted this update on a prospective basis due to the impracticality of the retrospective basis. The adoption of this update did not have a material impact on the Company's financial position, results of operations, comprehensive income, cash flows or disclosures for the periods presented.

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory (Topic 740)," which improves the accounting for income tax consequences of intra-entity transfers of assets other than inventory. This update requires transferring entities to recognize a current tax expense or benefit at the time of transfer and receiving entities to recognize a corresponding deferred tax asset or liability. The Company adopted this standard on November 1, 2018 using a modified retrospective approach. The adoption of this update resulted in a reclassification of approximately $15.1 million from "Prepaid Tax Assets" to "Retained Earnings", offset by the establishment of a deferred tax asset of $13.0 million for a net impact on retained earnings of $2.1 million as of November 1, 2018. The adoption did not have a material impact on the Company's financial position, results of operations, comprehensive income, cash flows or disclosures other than the impact discussed above.
In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business," which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. Under the new guidance, fewer acquired sets are expected to be considered businesses. The Company adopted this standard effective November 1, 2018 on a prospective basis. The Company will apply this guidance to the Company's acquisition of Caraustar Industries, Inc. ("Caraustar") and other applicable transactions after the adoption date. See Note 17 to the interim condensed consolidated financial statements for additional disclosures related to the acquisition of Caraustar. The adoption did not have a material impact on the Company's financial position, results of operations, comprehensive income, cash flows or disclosures other than the impact discussed above.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which amends the lease accounting and disclosure requirements in ASC 840, "Leases". The objective of this update is to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. This ASU will require the recognition of lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements (ASU 2018-11)," which permits companies to initially apply the new leases standard at the adoption date and not restate periods prior to adoption. The Company plans to adopt ASU 2018-11 on November 1, 2019 and as a result, will not adjust its comparative period financial information or make the new required lease disclosures for periods before the effective date. The Company is currently in the process of collecting and evaluating all of its leases, which primarily consist of equipment and real estate leases, as well as implementing a technology tool to assist with the accounting and reporting requirements of the new standard. The Company also plans to update its processes and controls around leases. The Company will adopt the standard effective November 1, 2019 and expects to elect certain available transitional practical expedients. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flows and disclosures, but does expect to recognize a significant liability and corresponding asset associated with in-scope operating leases.
NOTE 2 — REVENUE
The Company generates substantially all of its revenue by providing its customers with industrial packaging products serving a variety of end markets. The Company may enter into fixed term sale agreements, including multi-year master supply agreements which outline the terms under which the Company does business. The Company also sells to certain customers solely based on purchase orders. As master supply agreements do not typically include fixed volumes, customers generally purchase products pursuant to purchase orders or other communications that are short-term in nature. The Company has concluded for the vast majority of its revenues, that its contracts with customers are either a purchase order or the combination of a purchase order with a master supply agreement.
A performance obligation is considered an individual unit sold. Contracts or purchase orders with customers could include a single type of product or it could include multiple types or specifications of products. Regardless, the contracted price with the customer is agreed at the individual product level outlined in the customer contracts or purchase orders. The Company does not bundle prices. Negotiations with customers are based on a variety of factors including the level of anticipated contractual volume, geographic location, complexity of the product, key input costs and a variety of other factors. The Company has concluded that prices negotiated with each individual customer are representative of the stand-alone selling price of the product.
The Company typically satisfies the obligation to provide packaging to customers at a point in time when control is transferred to customers. The point in time when control of goods is transferred is largely dependent on delivery terms. Revenue is recorded at the time of shipment for delivery terms designated shipping point. For sales transactions designated destination, revenue is recorded when the product is delivered to the customer’s delivery site. Purchases by the Company’s customers are generally manufactured and shipped with minimal lead time; therefore, performance obligations are generally settled shortly after manufacturing and shipment.
The Company manufactures certain products that have no alternative use to the Company once they are printed or manufactured to customer specifications; however, the Company does not have an enforceable right to payment that includes a reasonable profit for custom products at all times in the manufacturing process, and therefore revenue is recognized at the point in time at which control transfers. As revenue recognition is dependent upon individual contractual terms, the Company will continue its evaluation of any new or amended contracts entered into, including contracts that the Company might assume as a result of acquisition activity.
Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for transferring goods or providing services. Standalone selling prices for each performance obligation are generally stated in the contract. When the Company offers variable consideration in the form of volume rebates to customers, it estimates the amount of revenue to which it is expected to be entitled to based on contract terms and historical experience of actual results, and includes the estimate in the transaction price, limited to the amount which is probable will not result in reversal of cumulative revenue recognized when the variable consideration is resolved. The Company provides prompt pay discounts to certain customers if invoices are paid within a predetermined period. Prompt payment discounts are treated as a reduction of revenue and are determinable within a short period of the sale.
Contract Balances
Contract liabilities relate primarily to prepayments received from the Company’s customers before revenue is recognized and volume rebates to customers. These amounts are included in other current liabilities in the interim condensed consolidated balance sheets. The Company does not have any material contract assets.
Practical Expedients
The Company’s contracts generally include standard commercial payment terms generally acceptable in each region. Customer payment terms are typically less than one year and as such, the Company has applied the practical expedient to exclude consideration of significant financing components from the determination of transaction price.
Taxes collected from customers and remitted to governmental authorities are excluded from net sales.
Costs to obtain a contract are generally immaterial, but the Company has elected the practical expedient to expense these costs as incurred if the amortization period of the capitalized cost would be one year or less.
We have applied the practical expedient to exclude disclosure of remaining performance obligations as our contracts typically have a term of one year or less.
Freight charged to customers is included in net sales in the income statement. For shipping and handling activities performed after a customer obtains control of the goods, the company has elected to account for these costs as activities to fulfill the promise to transfer the goods; therefore, these activities are not assessed as separate performance obligations.
Disaggregation of Revenues
Our contracts with customers are broadly similar in nature throughout our reportable segments, but the amount, timing and uncertainty of revenue and cash flows may vary in each reportable segment due to geographic factors. See Note 15 to the interim condensed consolidated financial statements for additional disclosures of revenue disaggregated by geography for each reportable segment.
NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE
During the first quarter of 2019, as part of a larger capital structure alignment in preparation for the Company's acquisition of Caraustar, a parent-level guarantee was added to the European RPA and the Singapore RPA (as such terms are defined below). A parent-level guarantee nullifies legal isolation and true-sale accounting treatment because a parent-level guarantee is a form of continuing involvement. As a result, the $92.1 million amount of receivables outstanding under the European RPA and the Singapore RPA as of January 31, 2019 is reported as long-term debt in the interim condensed consolidated balance sheet because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing by exercising the renewal option in the respective agreement or entering into new financing arrangements.
In 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc. (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”)

with affiliates of a major international bank (the “Purchasing Bank Affiliates”). On April 18, 2017, the Main SPV and Seller amended and extended the term of the existing European RPA. Under the European RPA, as amended, the maximum amount of receivables that may be sold and outstanding under the European RPA at any time is €100.0 million ($114.3 million as of January 31, 2019). Under the terms of the European RPA, the Company has the ability to loan excess cash to the Purchasing Bank Affiliates in the form of a subordinated loan receivable.
Under the terms of the European RPA, the Company has agreed to sell trade receivables meeting certain eligibility requirements that the Seller had purchased from other indirect wholly-owned subsidiaries of the Company under a factoring agreement. Prior to November 1, 2018, the structure of the transactions provided for a legal true sale, on a revolving basis, of the receivables transferred from the Company's various subsidiaries to the respective Purchasing Bank Affiliates. The purchaser funds an initial purchase price of a certain percentage of eligible receivables based on a formula, with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables.
In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($11.1 million as of January 31, 2019).
Under the terms of the Singapore RPA, the Company has agreed to sell trade receivables in exchange for an initial purchase price of approximately 90 percent of the eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables.
Prior to November 1, 2018, the Company removed from accounts receivable the amount of proceeds received from the initial purchase price since they met the applicable criteria of ASC 860, “Transfers and Servicing,” and the Company continued to recognize the deferred purchase price in other current assets or other current liabilities on the Company’s interim condensed consolidated balance sheets, as appropriate. The receivables were sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates. The cash initially received, along with the deferred purchase price, related to the sale or ultimate collection of the underlying receivables and was not subject to significant other risks given their short term nature. Therefore, the Company reflected all cash flows under the accounts receivable sales programs as operating cash flows on the Company’s interim condensed consolidated statements of cash flows.
The Company performs collections and administrative functions on the receivables, related to the both the European RPA and Singapore RPA, similar to the procedures it uses for collecting all of its receivables. The servicing liability for these receivables is not material to the interim condensed consolidated financial statements.
NOTE 4 — ASSETS AND LIABILITIES HELD FOR SALE AND DISPOSALS OF PROPERTIES, PLANTS AND EQUIPMENT, NET
As of January 31, 2019, there were two asset groups within the Rigid Industrial Packaging & Services segment classified as assets and liabilities held for sale and one asset group within the Paper Packaging & Services segment classified as assets held for sale. The assets and liabilities held for sale are being marketed for sale, and it is the Company’s intention to complete the sales within twelve months following their initial classification as held for sale.
As of October 31, 2018, there were two asset groups in the Rigid Industrial Packaging & Services segment classified as assets held for sale and one asset group within the Paper Packaging & Services segment classified as assets held for sale.
For the three months ended January 31, 2019, the Company recorded a gain on disposal of properties, plants and equipment, net of $0.9 million. This included disposals of assets in the Rigid Industrial Packaging & Services segment that resulted in gains of $0.3 million, disposals of assets in the Paper Packaging & Services segment that resulted in gains of $0.1 million, and special use property sales that resulted in gains of $0.5 million in the Land Management segment.
For the three months ended January 31, 2018, the Company recorded a gain on disposal of properties, plants and equipment, net of $4.6 million. This included disposals of assets in the Rigid Industrial Packaging & Services segment that resulted in gains of $3.4 million and special use property sales that resulted in gains of $1.2 million in the Land Management segment.

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill by segment for the three month period ended January 31, 2019:

(in millions)	Rigid Industrial Packaging & Services	Paper Packaging & Services	Total
Balance at October 31, 2018	$716.5	$59.5	$776.0
Currency translation	2.2	—	2.2
Balance at January 31, 2019	$718.7	$59.5	$778.2
The following table summarizes the carrying amount of net other intangible assets by class as of January 31, 2019 and October 31, 2018:

(in millions)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
January 31, 2019:
Indefinite lived:
Trademarks and patents	$13.3	$—	$13.3
Definite lived:
Customer relationships	$162.9	$109.3	$53.6
Trademarks and patents	11.0	5.3	5.7
Other	21.4	16.6	4.8
Total	$208.6	$131.2	$77.4

October 31, 2018:
Indefinite lived:
Trademarks and patents	$13.3	$—	$13.3
Definite lived:
Customer relationships	$162.2	$105.8	$56.4
Trademarks and patents	10.9	5.1	5.8
Other	21.2	16.1	5.1
Total	$207.6	$127.0	$80.6
Amortization expense for the three months ended January 31, 2019 and 2018 was $3.7 million and $3.8 million, respectively. Amortization expense for the next five years is expected to be $14.6 million in 2019, $14.1 million in 2020, $12.5 million in 2021, $8.7 million in 2022 and $7.5 million in 2023.
Definite lived intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that are contractually, legally determined, or over the period a market participant would benefit from the asset.

NOTE 6 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the three month period ended January 31, 2019:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2018	$4.2	$0.2	$4.4
Costs incurred and charged to expense	3.5	0.2	3.7
Costs paid or otherwise settled	(4.4)	(0.2)	(4.6)
Balance at January 31, 2019	$3.3	$0.2	$3.5
The focus for restructuring activities in 2019 is to continue to rationalize operations and close underperforming assets in the Rigid Industrial Packaging & Services and Flexible Products & Services segments. During the three months ended January 31, 2019, the Company recorded restructuring charges of $3.7 million, as compared to $4.1 million of restructuring charges recorded during the three months ended January 31, 2018. The restructuring activity for the three months ended January 31, 2019 consisted of $3.5 million in employee separation costs and $0.2 million in other restructuring costs.
The following is a reconciliation of the total amounts expected to be incurred from approved restructuring plans or plans that are being formulated and have not been announced as of the date of this Form 10-Q. Remaining amounts expected to be incurred are $13.2 million as of January 31, 2019 compared to $18.6 million as of October 31, 2018. The change was due to the costs incurred or otherwise settled, offset by the formulations of new plans during the period.

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the three month period ended January 31, 2019	Amounts Remaining to be Incurred
Rigid Industrial Packaging & Services
Employee separation costs	$14.1	$3.5	$10.6
Other restructuring costs	1.6	0.2	1.4
	15.7	3.7	12.0
Flexible Products & Services
Other restructuring costs	1.2	—	1.2
	1.2	—	1.2
	$16.9	$3.7	$13.2
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
Paper Packaging Joint Venture
In 2018, Greif, Inc. and one of its indirect subsidiaries formed a joint venture (referred to herein as the “Paper Packaging JV” or "PPS VIE") with a third party. The Paper Packaging JV has been consolidated into the operations of the Company since its formation date of April 20, 2018.

The Paper Packaging JV is deemed to be a VIE as the equity investors at risk, as a group, lack the characteristics of a controlling financial interest. The structure of the Paper Packaging JV has governing provisions that, for purposes of GAAP, are the functional equivalent of a limited partnership whereby the Company is the managing member that makes all the decisions related to the activities that most significantly affect the economic performance of the PPS VIE. In addition, the third party does not have any substantive kick-out rights or substantive participating rights in the Paper Packaging JV. The major factor that led to the conclusion that the Paper Packaging JV is a VIE was that all limited partnerships are considered to be VIEs unless the limited partners have substantive kick-out rights or substantive participating rights.

As of January 31, 2019, the Paper Packaging JV’s net assets consist of cash and cash equivalents of $2.1 million and properties, plants, and equipment, net of $7.9 million compared to cash and cash equivalents of $2.8 million and properties, plants, and equipment, net of $7.2 million as of October 31, 2018. For the three months ended January 31, 2019, there is no net income (loss) as the PPS JV is in the startup phase and has not yet commenced operations.

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
As of January 31, 2019 and October 31, 2018, consolidated assets of the Buyer SPE consisted of $50.9 million of restricted bank financial instruments which are expected to be held to maturity. For both of the three month periods ended January 31, 2019 and 2018, Buyer SPE recorded interest income of $0.6 million.
As of January 31, 2019 and October 31, 2018, STA Timber had consolidated long-term debt of $43.3 million. For both of the three month periods ended January 31, 2019 and 2018, STA Timber recorded interest expense of $0.6 million. The intercompany borrowing arrangement between the two VIEs is eliminated in consolidation. STA Timber is exposed to credit-related losses in the event of nonperformance by an issuer of a deed of guarantee in the transaction.
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
The Flexible Packaging JV is deemed to be a VIE since the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support. The major factors that led to the conclusion that the Company was the primary beneficiary of this VIE were that (1) the Company has the power to direct the most significant activities due to its ability to direct the operating decisions of the FPS VIE, which power is derived from the significant CEO discretion over the operations of the FPS VIE combined with the Company’s sole and exclusive right to appoint the CEO of the FPS VIE, and (2) the significant variable interest through the Company’s equity interest in the FPS VIE.
All entities contributed to the Flexible Packaging JV were existing businesses acquired by one of the Company's indirect subsidiaries that were reorganized under Greif Flexibles Asset Holding B.V. and Greif Flexibles Trading Holding B.V.
The following table presents the Flexible Packaging JV total net assets:

(in millions)	January 31, 2019	October 31, 2018
Cash and cash equivalents	$30.7	$22.2
Trade accounts receivable, less allowance of $0.6 in 2019 and $0.6 in 2018	50.3	53.2
Inventories	54.5	49.0
Properties, plants and equipment, net	29.1	28.8
Other assets	24.2	21.5
Total Assets	$188.8	$174.7

Accounts payable	$30.9	$29.0
Other liabilities	23.4	24.8
Total Liabilities	$54.3	$53.8

Net income attributable to the noncontrolling interest in the Flexible Packaging JV for the three months ended January 31, 2019 and 2018 was $3.3 million and $1.1 million, respectively.
Non-United States Accounts Receivable VIE
As further described in Note 3 to the interim condensed consolidated financial statements, Cooperage Receivables Finance B.V. is a party to the European RPA. Cooperage Receivables Finance B.V. is deemed to be a VIE since this entity is not able to satisfy its liabilities without the financial support from the Company. While this entity is a separate and distinct legal entity from the Company and no ownership interest in this entity is held by the Company, the Company is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE. As a result, Cooperage Receivables Finance B.V. has been consolidated into the operations of the Company.
NOTE 8 — LONG-TERM DEBT
Long-term debt is summarized as follows:

(in millions)	January 31, 2019	October 31, 2018
2017 Credit Agreement - Term Loan	$270.0	$277.5
Senior Notes due 2019	249.4	249.1
Senior Notes due 2021	227.8	226.5
Accounts receivable credit facilities	242.1	150.0
2017 Credit Agreement - Revolving Credit Facility	93.4	3.8
Other debt	0.8	0.7
	1,083.5	907.6
Less current portion	18.8	18.8
Less deferred financing costs	4.2	4.7
Long-term debt, net	$1,060.5	$884.1
2017 Credit Agreement
Since November 2016, the Company and certain of its international subsidiaries have been borrowers under a senior secured credit agreement (the “2017 Credit Agreement”) with a syndicate of financial institutions. The 2017 Credit Agreement replaced, in its entirety the Company's prior $1.0 billion senior secured credit agreement. The total available borrowing under the 2017 Credit Agreement was $693.7 million as of January 31, 2019, which has been reduced by $12.9 million for outstanding letters of credit, all of which was then available without violating covenants.
The 2017 Credit Agreement provides for an $800.0 million revolving multicurrency credit facility expiring November 3, 2021, and a $300.0 million term loan, with quarterly principal installments that commenced on April 30, 2017, through maturity on November 3, 2021, both with an option to add an aggregate of $550.0 million to the facilities with the agreement of the lenders. The Company used the term loan on February 1, 2017, to repay the principal of the Company’s $300.0 million 6.75% Senior Notes that matured on that date. The revolving credit facility is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, and to finance acquisitions. Interest is based on either a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. On November 3, 2016, a total of approximately $208.0 million was used to pay the obligations outstanding under the prior credit agreement in full and certain costs and expenses incurred in connection with the 2017 Credit Agreement. The financing costs associated with the 2017 Credit Agreement totaled $3.9 million as of January 31, 2019, and are recorded as a direct deduction from the long-term debt liability.
The 2017 Credit Agreement contains certain covenants, which include financial covenants that require the Company to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) its total consolidated indebtedness, to (b) the Company's net income plus depreciation, depletion, and amortization, interest expense (including capitalized interest), and income taxes, minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (as used in this paragraph only, "Adjusted EBITDA") to be greater than 4.00 to 1.00 (or 3.75 to 1.00, during any collateral release period). The interest coverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) Adjusted EBITDA, to (b) the consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve month period.
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
As of January 31, 2019, $363.4 million was outstanding under the 2017 Credit Agreement. The current portion of the 2017 Credit Agreement was $18.8 million and the long-term portion was $344.6 million. The weighted average interest rate for borrowings under the 2017 Credit Agreement was 3.44% for the three months ended January 31, 2019. The actual interest rate for borrowings under the 2017 Credit Agreement was 3.37% as of January 31, 2019.
See Note 17 to the interim condensed consolidated financial statements for information concerning the Company’s amended and restated senior secured credit agreement, dated February 11, 2019, which amended, restated and replaced the 2017 Credit Agreement.
Senior Notes due 2019
On July 28, 2009, the Company issued $250.0 million of 7.75% Senior Notes due August 1, 2019 (the "Senior Notes due 2019"). Interest on these Senior Notes is payable semi-annually. The financing costs associated with the Senior Notes due 2019 totaled $0.2 million as of January 31, 2019, and are recorded as a direct deduction from the long-term liability. The $249.4 million outstanding balance as of January 31, 2019 is reported in long-term debt in the interim condensed consolidated balance sheets because the Company intends to refinance the obligation on a long-term basis by utilizing financing available under the 2017 Credit Agreement or entering into a new financial arrangement.
See Note 17 to the interim condensed consolidated financial statements for information concerning the Company’s intention is to redeem its Senior Notes due August 1, 2019.
Senior Notes due 2021
On July 15, 2011, Greif, Inc.’s wholly-owned subsidiary, Greif Nevada Holdings, Inc., S.C.S. issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. Interest on these Senior Notes is payable semi-annually.
United States Trade Accounts Receivable Credit Facility
On September 26, 2018, the Company amended and restated its existing subsidiary receivables facility in the United States to establish a $150.0 million United States Trade Accounts Receivable Credit Facility (the "U.S. Receivables Facility") with a financial institution. The U.S. Receivables Facility matures on September 26, 2019. The $150.0 million outstanding balance under the U.S. Receivables Facility as of January 31, 2019 is reported in long-term debt in the interim condensed consolidated balance sheets because the Company intends to refinance the obligation on a long-term basis and has the intent and ability to consummate a long-term refinancing by exercising the renewal option in the agreement or entering into a new financing arrangement. The financing costs associated with the U.S. Receivables Facility are $0.1 million as of January 31, 2019, and are recorded as a direct deduction from the long-term debt liability.
International Trade Accounts Receivable Credit Facilities
See Note 3 to the interim condensed consolidated financial statements for additional disclosures.

NOTE 9 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of January 31, 2019 and October 31, 2018:

	January 31, 2019
	Fair Value Measurement
(in millions)	Level 1	Level 2	Level 3	Total	Balance Sheet Location
Interest rate derivatives	$—	$10.6	$—	$10.6	Other current assets and other long-term assets
Interest rate derivatives	—	(2.2)	—	(2.2)	Other current liabilities and other long-term liabilities
Foreign exchange hedges	—	3.5	—	3.5	Other current assets
Foreign exchange hedges	—	(0.5)	—	(0.5)	Other current liabilities
Insurance annuity	—	—	20.5	20.5	Other long-term assets
Cross currency swap	—	5.8	—	5.8	Other current assets and other long-term assets
Total	$—	$17.2	$20.5	$37.7

	October 31, 2018
	Fair Value Measurement
(in millions)	Level 1	Level 2	Level 3	Total	Balance Sheet Location
Interest rate derivatives	$—	$16.5	$—	$16.5	Other current assets and other long-term assets
Foreign exchange hedges	—	2.6	—	2.6	Other current assets
Foreign exchange hedges	—	(0.7)	—	(0.7)	Other current liabilities
Insurance annuity	—	—	20.4	20.4	Other long-term assets
Cross currency swap	—	5.2	—	5.2	Other current assets and other long-term assets
Total	$—	$23.6	$20.4	$44.0
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of January 31, 2019 and October 31, 2018 approximate their fair values because of the short-term nature of these items and are not included in this table.
Interest Rate Derivatives
The Company has various borrowing facilities which charge interest based on the one month U.S. dollar LIBOR rate plus an interest spread. During the first quarter of 2019, the Company entered into four forward interest rate swaps relating to the debt incurred subsequent to the end of the quarter. See Note 17 to the interim condensed consolidated financial statements for additional disclosures. These four forward interest rate swaps have a total notional amount of $866.7 million and are effective March 11, 2019. The Company will begin to receive variable rate interest payments based upon one month U.S. dollar LIBOR and in return is obligated to pay interest at a weighted-average interest rate of 2.50%.
During the first quarter of 2017, the Company also entered into a forward interest rate swap with a notional amount of $300.0 million. As of February 1, 2017, the Company began to receive variable rate interest payments based upon one month U.S. dollar LIBOR and in return was obligated to pay interest at a fixed rate of 1.19% plus an interest spread. This effectively converted the borrowing rate on $300.0 million of debt from a variable rate to a fixed rate.

These derivatives are designated as cash flow hedges for accounting purposes. Accordingly, the gain or loss on these derivative instruments are reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transactions and in the same period during which the hedged transactions affect earnings. See Note 14 to the interim condensed consolidated financial statements for additional disclosures of the gain or loss included within other comprehensive income. The assumptions used in measuring fair value of these interest rate derivatives are considered level 2 inputs, which are based upon observable market rates, including LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements.
Gains reclassified to earnings under these contracts were $0.9 million for the three months ended January 31, 2019. Losses reclassified to earnings under these contracts were $0.2 million for the three months ended January 31, 2018. A derivative gain of $3.9 million, based upon interest rates at January 31, 2019, is expected to be reclassified from accumulated other comprehensive income to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of January 31, 2019, the Company had outstanding foreign currency forward contracts in the notional amount of $185.8 million ($194.4 million as of October 31, 2018). Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
Realized gains (losses) recorded in other expense, net under fair value contracts were $0.8 million and $(0.5) million for the three months ended January 31, 2019, and 2018, respectively. The Company recognized in other expense, net an unrealized net gain (loss) of $3.0 million and $(3.1) million during the three months ended January 31, 2019 and 2018, respectively.
Cross Currency Swap
The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. On March 6, 2018, the Company entered into a cross currency interest rate swap agreement that synthetically swaps $100.0 million of fixed rate debt to Euro denominated fixed rate debt at a rate of 2.35%. The agreement is designated as a net investment hedge for accounting purposes and will mature on March 6, 2023. Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted or liquidated. Interest payments received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the interim condensed consolidated statements of income. For the three months ended January 31, 2019, gains recorded in interest expense, net under the cross currency swap agreement were $0.6 million. See Note 14 to the interim condensed consolidated financial statements for additional disclosure of the gain or loss included within other comprehensive income. The assumptions used in measuring fair value of the cross currency swap are considered level 2 inputs, which are based upon the Euro to United States Dollar exchange rate market.
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
The following table presents the estimated fair values of the Company’s Senior Notes and Assets held by special purpose entities:

(in millions)	January 31, 2019	October 31, 2018
Senior Notes due 2019 estimated fair value	$255.3	$257.4
Senior Notes due 2021 estimated fair value	261.2	263.4
Assets held by special purpose entities estimated fair value	51.8	51.6

Non-Recurring Fair Value Measurements
The Company recognized asset impairment charges of $2.1 million during the three months ended January 31, 2019 and $2.9 million for the three months ended January 31, 2018.
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the three months ended January 31, 2019 and 2018:

	Quantitative Information about Level 3 Fair Value Measurements
(in millions)	Fair Value of Impairment	Valuation Technique	Unobservable Input	Range of Input Values
January 31, 2019
Impairment of Net Assets Held for Sale	$2.1	Indicative Bids	Indicative Bids	N/A
Total	$2.1

January 31, 2018
Impairment of Long Lived Assets	$2.9	Discounted Cash Flows	Discounted Cash Flows	N/A
Total	$2.9
Long-Lived Assets
As a result of the Company measuring long-lived assets at fair value on a non-recurring basis, the Company recorded no impairment charges related to properties, plants and equipment, net during the three months ended January 31, 2019 and $2.9 million during the three months ended January 31, 2018.
The assumptions used in measuring fair value of long-lived assets are considered level 3 inputs, which include bids received from third parties, recent purchase offers, market comparable information and discounted cash flows based on assumptions that market participants would use.

Reclassification of Assets and Liabilities Held for Sale
During the three month period ended January 31, 2019, one asset group was reclassified to assets and liabilities held for sale, resulting in a $2.1 million impairment to net realizable value.
The assumptions used in measuring fair value of assets and liabilities held for sale are considered level 3 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers.
NOTE 10 — INCOME TAXES
The Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), which went into law on December 22, 2017, has significantly changed U.S. tax law by, among other items, (1) lowering the corporate income tax rate from 35% to 21%, effective January 1, 2018; (2) allowing for the acceleration of expensing of qualified business assets; (3) requiring companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries that may be payable over eight years; (4) adding a new limitation on deductible interest expense; (5) adding limitations on the deductibility of certain executive compensation; and (6) eliminating U.S. federal income tax on dividends from foreign subsidiaries.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Bulletin also provides for a measurement period that should not extend beyond one year from the U.S. Tax Reform enactment date. In accordance with the Bulletin, as of October 31, 2018, the Company recorded a tax benefit related to the revaluation of deferred tax assets and liabilities of $72.0 million and a provisional tax expense for the one-time transition tax liability of $52.8 million. As a result of additional analysis, as of January 31, 2019, the Company revised its calculation for the one-time transition tax to $55.1 million. Further, in this quarter the provisions of the U.S. Tax Reform Act caused the Company to re-evaluate its permanent reinvestment assertion, concluding that the unremitted earnings and profits of certain non-U.S. subsidiaries and affiliates will no longer be permanently reinvested. These changes in assertion required the recognition of a tax benefit of $1.7 million due to Section 986(c) currency losses. The Company has recognized a total net tax benefit of $18.6 million related to these tax reform items.
The Tax Reform Act also subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries and allows a benefit for foreign-derived intangible income (“FDII”). These provisions of tax reform are first effective for the Company’s current year. The Company has made sufficient progress in its calculation to reasonably estimate the tax impact related to GILTI and FDII and these estimates are included as period costs in the estimated annual effective tax rate.
We consider the tax expense recorded for the Tax Reform Act to be complete at this time. However, it is possible that additional legislation, regulations and/or guidance may be issued in the future that may result in additional adjustments to the tax expense recorded. We will continue to monitor and assess the impact of any new developments.
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
For the three months ended January 31, 2019, income tax expense was $20.0 million; whereas, for the three months ended January 31, 2018 the income tax benefit was $15.6 million. The income tax benefit recorded in the first quarter of 2018 reflected a net tax benefit resulting from the re-measurement of deferred tax assets and liabilities, reduced by the increase in the tax expense related to the one-time transition tax liability.
NOTE 11 — POST RETIREMENT BENEFIT PLANS
The components of net periodic pension cost include the following:

	Three Months Ended January 31,
(in millions)	2019	2018
Service cost	$2.5	$3.3
Interest cost	5.2	4.6
Expected return on plan assets	(6.2)	(6.1)
Amortization of prior service cost and net actuarial loss	1.8	3.6
Net periodic pension costs	$3.3	$5.4
Contributions, including benefits paid directly by the Company, to the pension plans were $3.7 million and $6.8 million, in the three months ended January 31, 2019 and 2018, respectively.
The components of net periodic cost for post-retirement benefits include the following:

	Three Months Ended January 31,
(in millions)	2019	2018
Interest cost	$0.1	$0.1
Amortization of prior service cost and net actuarial gain	(0.4)	(0.4)
Net periodic benefit for post-retirement benefits	$(0.3)	$(0.3)
The components of net periodic pension cost and net periodic benefit for post-retirement benefits, other than the service cost components, are included in the line item "Other (income) expense, net" in the interim condensed consolidated statements of income.

NOTE 12 — CONTINGENT LIABILITIES AND ENVIRONMENTAL RESERVES
Litigation-related Liabilities
The Company may become involved from time-to-time in litigation and regulatory matters incidental to its business, including governmental investigations, enforcement actions, personal injury claims, product liability, employment health and safety matters, commercial disputes, intellectual property matters, disputes regarding environmental clean-up costs, litigation in connection with acquisitions and divestitures, and other matters arising out of the normal conduct of its business. The Company intends to vigorously defend itself in such litigation. The Company does not believe that the outcome of any pending litigation will have a material adverse effect on its interim condensed consolidated financial statements.
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
The Company is currently involved in legal proceedings outside of the United States related to various wrongful termination lawsuits filed by former employees and benefit claims filed by some existing employees of the Company's Flexible Products & Services segment.  The lawsuits include claims for severance for employment periods prior to the Company’s ownership in the business.  As of January 31, 2019 and October 31, 2018, the estimated liability recorded related to these matters were $1.6 million and $2.0 million, respectively.  The estimated liability has been determined based on the number of active cases and the settlements and rulings on previous cases.  It is reasonably possible the estimated liability could increase if additional cases are filed or adverse rulings are made.
Since 2017, three reconditioning facilities in the Milwaukee, Wisconsin area that are owned by Container Life Cycle Management LLC ("CLCM"), the Company’s U.S. reconditioning joint venture company, have been subject to investigations conducted by federal, state and local governmental agencies concerning, among other matters, potential violations of environmental laws and regulations. As a result of these investigations, the United States Environmental Protection Agency (“U.S. EPA”) and the Wisconsin Department of Natural Resources (“WDNR”) have issued notices of violations to the Company and CLCM regarding violations of certain federal and state environmental laws and regulations. The remedies being sought in these proceedings include compliance with the applicable environmental laws and regulations as being interpreted by the U.S. EPA and WDNR and monetary sanctions. The Company has cooperated with the governmental agencies in these investigations and proceedings. As of March 1, 2019, no material citations have been issued or material fines assessed with respect to any violation of environmental laws and regulations. Since these proceedings are in their early stages, the Company is unable to predict the outcome of these proceedings or estimate a range of reasonable possible monetary sanctions or costs associated with any remedial actions that may be required or requested by the U.S. EPA or WDNR.
In addition, on November 8, 2017, the Company, CLCM and other parties were named as defendants in a punitive class action lawsuit filed in Wisconsin state court concerning one of CLCM’s Milwaukee reconditioning facilities.  The plaintiffs are alleging that odors from this facility have invaded their property and are interfering with the use and enjoyment of their property and causing damage to the value of their property.  Plaintiffs are seeking compensatory and punitive damages, along with their legal fees. The Company and CLCM are vigorously defending themselves in this lawsuit.  The lawsuit is at an early stage. The Company is unable to predict the outcome of this lawsuit or estimate a range of reasonably possible losses.
Environmental Reserves
As of January 31, 2019 and October 31, 2018, environmental reserves were $6.3 million and $6.8 million, respectively, and were recorded on an undiscounted basis. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. As of January 31, 2019 and October 31, 2018, environmental reserves of the Company included $3.6 million and $3.7 million, respectively, for various European drum facilities acquired from Blagden and Van Leer; $0.2 million and $0.2 million, respectively, for its various container life cycle management and recycling facilities acquired in 2011 and 2010; $0.5 million and $0.9 million, respectively, for remediation of sites no longer owned by the Company; and $2.0 million and $2.0 million, respectively, for various other facilities around the world.

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
The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding

*Diluted Class B EPS calculation is identical to Basic Class B calculation
The following table provides EPS information for each period, respectively:

	Three Months Ended January 31,
(in millions)	2019	2018
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$29.7	$56.5
Cash dividends	(25.7)	(24.5)
Undistributed net income (loss) attributable to Greif, Inc.	$4.0	$32.0
The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.
Common Stock Repurchases
The Board of Directors has authorized the Company to repurchase shares of the Company's Class A Common Stock or Class B Common Stock or any combination of the foregoing. As of January 31, 2019, the remaining amount of shares that may be repurchased under this authorization was 4,703,487. During 2017, the Stock Repurchase Committee authorized and the Company executed the repurchase of 2,000 shares of Class B Common Stock. There have been no other shares repurchased under this program from November 1, 2017 through January 31, 2019.

The following table summarizes the Company’s Class A and Class B common and treasury shares as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
January 31, 2019
Class A Common Stock	128,000,000	42,281,920	26,232,799	16,049,121
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275

October 31, 2018
Class A Common Stock	128,000,000	42,281,920	25,941,279	16,340,641
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended January 31,
	2019	2018
Class A Common Stock:
Basic shares	25,991,433	25,845,758
Assumed conversion of restricted shares	—	—
Diluted shares	25,991,433	25,845,758
Class B Common Stock:
Basic and diluted shares	22,007,725	22,007,725

NOTE 14 — EQUITY AND COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in equity from October 31, 2018 to January 31, 2019 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2018	47,949	$150.5	28,893	$(135.4)	$1,469.8	$(377.1)	$1,107.8	$46.4	$1,154.2
Net income					29.7		29.7	6.1	35.8
Other comprehensive income (loss):
- Foreign currency translation						4.2	4.2	1.0	5.2
- Derivative financial instruments, net of income tax expense of $1.9 million						(5.7)	(5.7)		(5.7)
- Minimum pension liability adjustment, net of immaterial income tax						(0.8)	(0.8)		(0.8)
Comprehensive income							27.4		34.5
Adoption of ASU 2016-16					(2.1)		(2.1)		(2.1)
Current period mark to redemption value of redeemable noncontrolling interest					0.2		0.2		0.2
Net income allocated to redeemable noncontrolling interests							—	(0.8)	(0.8)
Dividends paid to Greif, Inc. shareholders ($0.44 and $0.65 per Class A share and Class B share, respectively)					(25.7)		(25.7)		(25.7)
Dividends paid to noncontrolling interests							—	(0.4)	(0.4)
Long-term incentive shares issued	292	11.0	(292)	0.6			11.6		11.6
As of January 31, 2019	48,241	$161.5	28,601	$(134.8)	$1,471.9	$(379.4)	$1,119.2	$52.3	$1,171.5

The following table summarizes the changes in equity from October 31, 2017 to January 31, 2018 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2017	47,843	$144.2	28,999	$(135.6)	$1,360.5	$(358.2)	$1,010.9	$36.6	$1,047.5
Net income					56.5		56.5	3.6	60.1
Other comprehensive income (loss):
- Foreign currency translation						38.0	38.0	0.4	38.4
- Interest rate derivative, net of income tax expense of $2.1 million					(0.6)	4.5	3.9		3.9
- Minimum pension liability adjustment, net of immaterial income tax						(0.9)	(0.9)		(0.9)
Comprehensive income							97.5		101.5
Current period mark to redemption value of redeemable noncontrolling interest					(1.4)		(1.4)		(1.4)
Net income allocated to redeemable noncontrolling interests							—	(1.1)	(1.1)
Dividends paid to Greif, Inc. shareholders ($0.42 and $0.62 per Class A share and Class B share, respectively)					(24.5)		(24.5)		(24.5)
Dividends paid to noncontrolling interests							—	(0.5)	(0.5)
Long-term incentive shares issued	82	4.9	(82)	0.1			5.0		5.0
As of January 31, 2018	47,925	$149.1	28,917	$(135.5)	$1,390.5	$(316.6)	$1,087.5	$39.0	$1,126.5
The following table provides the rollforward of accumulated other comprehensive income (loss) for the three months ended January 31, 2019:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2018	$(292.8)	$13.4	$(97.7)	$(377.1)
Other Comprehensive Income (Loss)	4.2	(5.7)	(0.8)	(2.3)
Current-period Other Comprehensive Income (Loss)	4.2	(5.7)	(0.8)	(2.3)
Balance as of January 31, 2019	$(288.6)	$7.7	$(98.5)	$(379.4)

The following table provides the rollforward of accumulated other comprehensive income (loss) for the three months ended January 31, 2018:

(in millions)	Foreign Currency Translation	Interest Rate Derivative	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2017	$(249.3)	$5.1	$(114.0)	$(358.2)
Other Comprehensive Income	38.0	4.5	(0.9)	41.6
Current-period Other Comprehensive Income	38.0	4.5	(0.9)	41.6
Balance as of January 31, 2018	$(211.3)	$9.6	$(114.9)	$(316.6)
The components of accumulated other comprehensive income (loss) above are presented net of tax, as applicable.
NOTE 15 — BUSINESS SEGMENT INFORMATION
The Company has eight operating segments, which are aggregated into four reportable business segments: Rigid Industrial Packaging & Services; Paper Packaging & Services; Flexible Products & Services; and Land Management.
The Company’s reportable business segments offer different products and services. The accounting policies of the reportable business segments are substantially the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies” note in the 2018 Form 10-K.
The following table presents net sales disaggregated by geographic area for each reportable segment for the three months ended January 31, 2019:

(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Rigid Industrial Packaging & Services	$225.4	$251.9	$120.6	$597.9
Paper Packaging & Services	217.3	—	—	217.3
Flexible Products & Services	8.2	59.2	7.7	75.1
Land Management	6.7	—	—	6.7
Total net sales	$457.6	$311.1	$128.3	$897.0

The following table presents net sales disaggregated by geographic area for each reportable segment for the three months ended January 31, 2018:

(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Rigid Industrial Packaging & Services	$214.5	$266.3	$134.6	$615.4
Paper Packaging & Services	203.8	—	—	203.8
Flexible Products & Services	8.1	64.8	7.1	80.0
Land Management	6.5	—	—	6.5
Total net sales	$432.9	$331.1	$141.7	$905.7

The following segment information is presented for the periods indicated:

	Three Months Ended January 31,
(in millions)	2019	2018
Operating profit:
Rigid Industrial Packaging & Services	$23.3	$31.2
Paper Packaging & Services	35.3	27.9
Flexible Products & Services	6.0	3.2
Land Management	2.6	3.2
Total operating profit	$67.2	$65.5

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$19.7	$20.6
Paper Packaging & Services	8.8	8.3
Flexible Products & Services	1.7	1.8
Land Management	1.1	1.0
Total depreciation, depletion and amortization expense	$31.3	$31.7
The following table presents total assets by segment and total properties, plants and equipment, net by geographic area:

(in millions)	January 31, 2019	October 31, 2018
Assets:
Rigid Industrial Packaging & Services	$2,067.3	$1,963.0
Paper Packaging & Services	486.0	474.3
Flexible Products & Services	159.7	153.9
Land Management	347.4	347.2
Total segments	3,060.4	2,938.4
Corporate and other	239.8	256.4
Total assets	$3,300.2	$3,194.8

Properties, plants and equipment, net:
United States	$789.7	$796.3
Europe, Middle East and Africa	275.6	276.9
Asia Pacific and other Americas	117.8	118.7
Total properties, plants and equipment, net	$1,183.1	$1,191.9
NOTE 16 — REDEEMABLE NONCONTROLLING INTERESTS
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

The following table summarizes the change in mandatorily redeemable noncontrolling interest for the three months ended January 31, 2019:

(in millions)	Mandatorily Redeemable Noncontrolling Interest
Balance as of October 31, 2018	$8.6
Current period mark to redemption value	(0.2)
Balance as of January 31, 2019	$8.4
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests related to two joint venture within the Paper Packaging & Services segment and one joint venture within the Rigid Industrial Packaging & Services segment are held by the respective noncontrolling interest owners. The holders of these interests share in the profits and losses of these entities on a pro rata basis with the Company. However, the noncontrolling interest owners have the right to put all or a portion of those noncontrolling interests to the Company at a formulaic price after a set period of time, specific to each agreement.
On November 15, 2018, one of the noncontrolling interest owners related to one of the Paper Packaging & Services joint ventures exercised their put option for all of their ownership interest. The Company made a payment to the noncontrolling interest owner in the first quarter of 2019 for approximately $10.1 million. Also in the first quarter of 2019, the Company entered into a Stock Purchase Agreement with another noncontrolling interest owner related to the same Paper Packaging & Services joint venture, pursuant to which the owner received a $1.8 million payment.
Redeemable noncontrolling interests are reflected in the interim condensed consolidated balance sheets at redemption value. The following table summarizes the change in redeemable noncontrolling interest for the three months ended January 31, 2019:

(in millions)	Redeemable Noncontrolling Interest
Balance as of October 31, 2018	$35.5
Current period mark to redemption value	(0.2)
Repurchase of redeemable shareholder interest	(11.9)
Redeemable noncontrolling interest share of income and other	0.8
Dividends to redeemable noncontrolling interest and other	(0.3)
Balance as of January 31, 2019	$23.9
NOTE 17 — SUBSEQUENT EVENTS
On December 20, 2018, two of the Company's subsidiaries entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with the parent of Caraustar providing for the acquisition of Caraustar for a purchase price of $1.8 billion in cash, subject to the purchase price adjustment as set forth in the Merger Agreement.
On February 11, 2019, the Company completed the Caraustar Acquisition. Caraustar is a leader in the production of uncoated recycled paperboard and coated recycled paperboard, with a variety of applications that include tubes and cores and a diverse mix of specialty products. Caraustar has over 80 operating facilities throughout the United States and Canada.
Concurrently with the completion of the Caraustar Acquisition, and in order to fund the payment of the purchase price for the Caraustar Acquisition, among other things, the following changes were made to the Company's capital structure: (i) the Company issued new $500.0 million aggregate principal amount of 6.50% Senior Notes due 2027, and (ii) the Company entered into an amended and restated senior secured credit agreement, which amended, restated and replaced the 2017 Credit Agreement, consisting of a $600.0 million secured revolving multicurrency facility, a $200.0 million secured revolving U.S. dollar facility, a $1,275.0 million secured term loan A-1 facility with quarterly principal installments commencing on April 30, 2019 and maturing January 31, 2024, and a $400.0 million secured term loan A-2 facility with quarterly principal installments commencing on April 30, 2019 and maturing January 31, 2026. In addition, the Company intends to redeem its $250.0 million Senior Notes due August 1, 2019.

Due to the limited time since the Company has completed the acquisition, the Company has not yet completed the initial acquisition accounting for the transaction, including the determination of the fair values of the assets acquired and the liabilities assumed. The Company will complete the preliminary purchase price allocation in the second quarter, which will be reflected in the Company's April 30, 2019 financial statements. The results of operations of the acquired business will be included in the Company's results from February 11, 2019, the date of the closing of the acquisition.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-Q to the years 2019 or 2018, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year.
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our interim condensed consolidated balance sheets as of January 31, 2019 and October 31, 2018, and for the interim condensed consolidated statements of income for the three months ended January 31, 2019 and 2018. This discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 (the “2018 Form 10-K”). Readers are encouraged to review the entire 2018 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, whether expressed in or implied by the statements. Such risks and uncertainties that might cause a difference include, but are not limited to, the following: (i) historically, our business has been sensitive to changes in general economic or business conditions, (ii) we may not successfully implement our business strategies, including achieving our transformation and growth objectives, (iii) our operations subject us to currency exchange and political risks that could adversely affect our results of operations, (iv) the current and future challenging global economy and disruption and volatility of the financial and credit markets may adversely affect our business, (v) the continuing consolidation of our customer base and suppliers may intensify pricing pressure, (vi) we operate in highly competitive industries, (vii) our business is sensitive to changes in industry demands, (viii) raw material and energy price fluctuations and shortages may adversely impact our manufacturing operations and costs, (ix) changes in U.S. trade policies could impact the cost of imported goods into the U.S., which may materially impact our revenues or increase our operating costs, (x) the results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, (xi) geopolitical conditions, including direct or indirect acts of war or terrorism, could have a material adverse effect on our operations and financial results, (xii) we may encounter difficulties arising from acquisitions, (xiii) in connection with acquisitions or divestitures, we may become subject to liabilities, (xiv) we may incur additional restructuring costs and there is no guarantee that our efforts to reduce costs will be successful, (xv) we could be subject to changes in our tax rates, the adoption of new U.S. or foreign tax legislation or exposure to additional tax liabilities, (xvi) full realization of our deferred tax assets may be affected by a number of factors, (xvii) several operations are conducted by joint ventures that we cannot operate solely for our benefit, (xviii) certain of the agreements that govern our joint ventures provide our partners with put or call options, (xix) our ability to attract, develop and retain talented and qualified employees, managers and executives is critical to our success, (xx) our business may be adversely impacted by work stoppages and other labor relations matters, (xxi) we may not successfully identify illegal immigrants in our workforce, (xxii) our pension and postretirement plans are underfunded and will require future cash contributions and our required future cash contributions could be higher than we expect, each of which could have a material adverse effect on our financial condition and liquidity, (xxiii) we may be subject to losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage, (xxiv) our business depends on the uninterrupted operations of our facilities, systems and business functions, including our information technology and other business systems, (xxv) a security breach of customer, employee, supplier or company information may have a material adverse effect on our business, financial condition and results of operations, (xxvi) legislation/regulation related to environmental and health and safety matters and corporate social responsibility could negatively impact our operations and financial performance, (xxvii) product liability claims and other legal proceedings could adversely affect our operations and financial performance, (xxviii) we may incur fines or penalties, damage to our reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws, (xxix) changing climate, climate change regulations and greenhouse gas effects may adversely affect our operations and financial performance, (xxx) the frequency and volume of our timber and timberland sales will impact our financial performance, (xxxi) changes in U.S. generally accepted accounting principles (U.S. GAAP) and SEC rules and regulations could materially impact our reported results, (xxxii) if we fail to maintain an effective system of internal control, we may not be able to accurately report financial results or prevent fraud, and (xxxiii) we have a significant amount of goodwill and long-lived assets which, if impaired in the future, would adversely impact our results of operations. The risks described above are not all-inclusive, and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. For a detailed discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, see “Risk Factors” in Part I, Item 1A of our most recently filed Form 10-K and our other filings with the Securities and Exchange Commission. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
As of January 31, 2019, we owned approximately 243,000 acres of timber properties in the southeastern United States. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use properties, which consist of surplus properties, higher and better use (“HBU”) properties and development properties.
Caraustar Acquisition

On December 20, 2018, two of our subsidiaries entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with the parent of Caraustar Industries, Inc. (“Caraustar”) providing for the acquisition of Caraustar for a purchase price of $1.8 billion in cash, subject to the purchase price adjustments as set forth in the Merger Agreement, and on February 11, 2019, we completed our acquisition of Caraustar (the “Caraustar Acquisition”). Caraustar is a leader in the production of uncoated recycled paperboard and coated recycled paperboard, with a variety of applications that include tubes and cores and a diverse mix of specialty products. Caraustar sells a variety of specialty paper products that will complement our Paper Packaging & Services specialty portfolio. Caraustar’s four business lines include recycled fiber, mill group (coated and uncoated paperboard and specialty paperboard products), industrial products group (tubes and cores, construction products, protective packaging, adhesives) and consumer packaging (folding cartons, set-up boxes, packaging services). Caraustar serves four principal recycled boxboard product end-use segments: tubes and cores; folding cartons; gypsum facing paper; and specialty paperboard products. Caraustar has over 80 operating facilities throughout the United States and Canada.
The results of Caraustar will be recorded within the Paper Packaging & Services segment going forward.
Concurrently with the completion of the Caraustar Acquisition, and in order to fund the payment of the purchase price for the Caraustar Acquisition, among other things, we issued new $500.0 million aggregate principal amount of 6.50% Senior Notes due 2027 and entered into an amended and restated senior secured credit agreement. See “Borrowing Arrangements - Senior Notes” and “- 2019 Credit Agreement.”
CRITICAL ACCOUNTING POLICIES
The discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these interim condensed consolidated financial statements, in accordance with these principles, require us to make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of our interim condensed consolidated financial statements.
Our critical accounting policies are discussed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2018 Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the interim condensed consolidated financial statements with useful and reliable information about our results of operations and financial condition. No material changes to our critical accounting policies, as previously disclosed, have occurred during the first three months of 2019, except for changes to our revenue recognition policies as discussed in Note 2 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q.
Recently Issued and Newly Adopted Accounting Standards
See Note 1 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q for a detailed description of recently issued and newly adopted accounting standards.
RESULTS OF OPERATIONS
The following comparative information is presented for the three months ended January 31, 2019 and 2018. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.
Items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A — Risk Factors, of the 2018 Form 10-K. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.
The non-GAAP financial measure of Adjusted EBITDA is used throughout the following discussion of our results of operations, both for our consolidated and segment results. For our consolidated results, EBITDA, also a non-GAAP financial measure, is defined as net income, plus interest expense, net, plus income tax expense, plus depreciation, depletion and amortization. Adjusted EBITDA is defined as net income, plus interest expense, net, plus income tax expense, plus depreciation, depletion and amortization expense, plus restructuring charges, plus acquisition-related costs, plus non-cash impairment charges, less (gain) loss on disposal of properties, plants, equipment and businesses, net. Since we do not calculate net income by business segment, Adjusted EBITDA by business segment is reconciled to operating profit by business segment less other (income) expense, net, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization expense, plus restructuring charges, plus acquisition-related costs, plus non-cash asset impairment charges, less (gain) loss on disposal of properties, plants, equipment and businesses, net. We use Adjusted EBITDA as one of the financial measures to evaluate our historical and ongoing operations and believe that this non-GAAP financial measure is useful to enable investors to perform meaningful comparisons of our historical and current performance. In addition, we present our U.S. and non-U.S. income before income taxes after eliminating the impact of non-cash asset impairment charges, non-cash pension settlement charges, restructuring charges, acquisition-related costs and (gains) losses on sales of businesses, net, which are non-GAAP financial measures.  We believe that excluding the impact of these adjustments enable investors to perform a meaningful comparison of the geographic source of our income before income tax expense and is information that investors find valuable.  The foregoing non-GAAP financial measures are intended to supplement and should be read together with our financial results. These non-GAAP financial measures should not be considered an alternative or substitute for, and should not be considered superior to, our reported financial results. Accordingly, users of this financial information should not place undue reliance on the non-GAAP financial measures.

First Quarter Results
The following table sets forth the operating profit and Adjusted EBITDA for each of our business segments for the three month periods ended January 31, 2019 and 2018:

	Three Months Ended January 31,
(in millions)	2019	2018
Net sales:
Rigid Industrial Packaging & Services	$597.9	$615.4
Paper Packaging & Services	217.3	203.8
Flexible Products & Services	75.1	80.0
Land Management	6.7	6.5
Total net sales	$897.0	$905.7
Operating profit:
Rigid Industrial Packaging & Services	$23.3	$31.2
Paper Packaging & Services	35.3	27.9
Flexible Products & Services	6.0	3.2
Land Management	2.6	3.2
Total operating profit	$67.2	$65.5
EBITDA:
Rigid Industrial Packaging & Services	$43.2	$44.5
Paper Packaging & Services	44.0	36.0
Flexible Products & Services	7.9	4.8
Land Management	3.7	4.2
Total EBITDA	$98.8	$89.5
Adjusted EBITDA:
Rigid Industrial Packaging & Services	$48.7	$48.0
Paper Packaging & Services	46.5	36.0
Flexible Products & Services	7.9	5.1
Land Management	3.2	3.0
Total Adjusted EBITDA	$106.3	$92.1

The following table sets forth EBITDA, reconciled to net income and operating profit, for our consolidated results for the three month periods ended January 31, 2019 and 2018:

	Three Months Ended January 31,
(in millions)	2019	2018
Net income	$35.8	$60.1
Plus: interest expense, net	11.7	13.3
Plus: income tax expense (benefit)	20.0	(15.6)
Plus: depreciation, depletion and amortization expense	31.3	31.7
EBITDA	$98.8	$89.5
Net income	$35.8	$60.1
Plus: interest expense, net	11.7	13.3
Plus: income tax expense (benefit)	20.0	(15.6)
Plus: other expense, net	(0.2)	7.7
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.1)	—
Operating profit	67.2	65.5
Less: other expense, net	(0.2)	7.7
Less: equity earnings of unconsolidated affiliates, net of tax	(0.1)	—
Plus: depreciation, depletion and amortization expense	31.3	31.7
EBITDA	$98.8	$89.5

The following table sets forth Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the three month periods ended January 31, 2019 and 2018:

	Three Months Ended January 31,
(in millions)	2019	2018
Rigid Industrial Packaging & Services
Operating profit	23.3	31.2
Less: other (income) expense, net	(0.1)	7.3
Less: equity earnings of unconsolidated affiliates, net of tax	(0.1)	—
Plus: depreciation and amortization expense	19.7	20.6
EBITDA	$43.2	$44.5
Plus: restructuring charges	3.6	3.8
Plus: acquisition-related costs	0.1	0.2
Plus: non-cash asset impairment charges	2.1	2.9
Less: (gain) loss on disposal of properties, plants, equipment, and businesses, net	(0.3)	(3.4)
Adjusted EBITDA	$48.7	$48.0
Paper Packaging & Services
Operating profit	35.3	27.9
Less: other expense, net	0.1	0.2
Plus: depreciation and amortization expense	8.8	8.3
EBITDA	$44.0	$36.0
Plus: restructuring charges	0.1	—
Plus: acquisition-related costs	2.5	—
Less: (gain) loss on disposal of properties, plants, equipment, net	(0.1)	—
Adjusted EBITDA	$46.5	$36.0
Flexible Products & Services
Operating profit	6.0	3.2
Less: other (income) expense, net	(0.2)	0.2
Plus: depreciation and amortization expense	1.7	1.8
EBITDA	7.9	4.8
Plus: restructuring charges	—	0.3
Adjusted EBITDA	$7.9	$5.1
Land Management
Operating profit	2.6	3.2
Plus: depreciation, depletion and amortization expense	1.1	1.0
EBITDA	$3.7	$4.2
Less: (gain) loss on disposal of properties, plants, equipment, net	(0.5)	(1.2)
Adjusted EBITDA	$3.2	$3.0
Consolidated EBITDA	$98.8	$89.5
Consolidated Adjusted EBITDA	$106.3	$92.1

Net Sales
Net sales were $897.0 million for the first quarter of 2019 compared with $905.7 million for the first quarter of 2018. The 1.0 percent decrease was due to volume declines primarily as a result of continued softness in certain regions, partially offset by increases in selling prices on our primary products as a result of strategic pricing decisions. See the "Segment Review" below for additional information on net sales by segment for the first quarter of 2019.
Gross Profit
Gross profit was $172.8 million for the first quarter of 2019 compared with $171.7 million for the first quarter of 2018. The respective reasons for the change in each segment are described below in the “Segment Review.” Gross profit margin was 19.3 percent for the first quarter of 2019 compared with 19.0 percent for the first quarter of 2018.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $98.1 million for the first quarter of 2019 and $103.6 million for the first quarter of 2018. This decrease was primarily attributed to a decrease in the accruals for incentives in the first quarter of 2019. SG&A expenses were 10.9 percent of net sales for the first quarter of 2019 compared with 11.4 percent of net sales for the first quarter of 2018.
Restructuring Charges
Restructuring charges were $3.7 million for the first quarter of 2019 compared with $4.1 million for the first quarter of 2018. See Note 6 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information on the restructuring charges reported for the first quarter of 2019.
(Gain) Loss on Disposal of Properties, Plants and Equipment, net
The gain on disposal of properties, plants and equipment, net was $0.9 million and $4.6 million for the first quarter of 2019 and 2018, respectively. See Note 4 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information on the gain reported for the first quarter of 2019.
Financial Measures
Operating profit was $67.2 million for the first quarter of 2019 compared with $65.5 million for the first quarter of 2018. Net income was $35.8 million for the first quarter of 2019 compared with $60.1 million for the first quarter of 2018. Adjusted EBITDA was $106.3 million for the first quarter of 2019 compared with $92.1 million for the first quarter of 2018. The $14.2 million increase was primarily due to improved gross profit, SG&A efficiencies and lower other expenses, net which were primarily attributable to foreign currency translation and hedging activities.
Trends
We anticipate the global macroeconomic conditions to remain choppy through 2019 depending on the regions and end use segments.  In our Paper Packaging & Services business segment, we expect continued growth, but at a lower trajectory on a year over year comparison.  In our Rigid Industrial Packaging & Services business segment,  we expect positive overall demand patterns to continue in North America, but we anticipate continued softness in Western and Central Europe, parts of South America and China, as well as in the U.S. Gulf region.  Currency exchange rates are anticipated to continue to be volatile and provide headwinds for our Rigid Industrial Packaging & Services business segment. However, raw material prices for steel and resin, as well as transportation costs, are expected to be relatively stable to slightly increasing in the remainder of 2019, which will benefit our manufacturing business segments.

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
Net sales decreased 2.8 percent to $597.9 million for the first quarter of 2019 compared with $615.4 million for the first quarter of 2018. The $17.5 million decrease in net sales was due primarily to continued softness in certain regions and foreign currency translation impact, partially offset by increases in selling prices on our primary products as a result of strategic pricing decisions.
Gross profit was $98.6 million for the first quarter of 2019 compared with $110.4 million for the first quarter of 2018. The $11.8 million decrease in gross profit was primarily due to the same factors impacting net sales. Gross profit margin decreased to 16.5 percent from 17.9 percent for the three months ended January 31, 2019 and 2018, respectively.
Operating profit was $23.3 million for the first quarter of 2019 compared with operating profit of $31.2 million for the first quarter of 2018. Adjusted EBITDA was $48.7 million for the first quarter of 2019 compared with $48.0 million for the first quarter of 2018. The $0.7 million increase was due to SG&A efficiencies, partially offset by lower gross profit and the negative impact of foreign currency translation.
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
Net sales increased 6.6 percent to $217.3 million for the first quarter of 2019 compared with $203.8 million for the first quarter of 2018, primarily due to higher selling prices resulting from increases in published containerboard pricing and higher volumes.
Gross profit was $53.9 million for the first quarter of 2019 compared with $43.3 million for the first quarter of 2018. Gross profit margin was 24.8 percent and 21.2 percent for the first quarters of 2019 and 2018, respectively. The increase in gross profit and gross profit margin was primarily due to higher containerboard prices, lower old corrugated container input costs and improved manufacturing efficiencies.
Operating profit was $35.3 million for the first quarter of 2019 compared with $27.9 million for the first quarter of 2018. Adjusted EBITDA was $46.5 million for the first quarter of 2019 compared with $36.0 million for the first quarter of 2018. The $10.5 million increase was due primarily to the same factors that impacted gross profit.
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
Net sales decreased $4.9 million to $75.1 million for the first quarter of 2019 compared with $80.0 million for the first quarter of 2018. The decrease was primarily due to market softness in parts of Europe and foreign currency translation impact.
Gross profit was $17.4 million for the first quarter of 2019 compared with $15.2 million for the first quarter of 2018. The increase was primarily due to improved manufacturing efficiencies, partially offset by decreased net sales, which also contributed to the increase in gross profit margin to 23.2 percent for the first quarter of 2019 from 19.0 percent for the first quarter of 2018.
Operating profit was $6.0 million for the first quarter of 2019 compared with $3.2 million for the first quarter of 2018. Adjusted EBITDA was $7.9 million for the first quarter of 2019 compared with $5.1 million for the first quarter of 2018. The increase was primarily due to the same factors that impacted gross profit and the positive impact of foreign currency translation.
Land Management
As of January 31, 2019, our Land Management segment consisted of approximately 243,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management segment are:

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
We report the disposal of surplus and HBU property in our interim condensed consolidated statements of income under “gain on disposals of properties, plants and equipment and businesses, net” and report the sale of development property under “net sales” and “cost of products sold.” All HBU, development and surplus property is used by us to productively grow and sell timber until sold. Timberland gains are recorded as gains on disposals of properties, plants and equipment, net.
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
As of January 31, 2019, we had approximately 17,600 acres of special use property in the United States.

Net sales increased to $6.7 million for the first quarter of 2019 compared with $6.5 million for the first quarter of 2018.
Operating profit decreased to $2.6 million for the first quarter of 2019 compared with $3.2 million for the first quarter of 2018.Adjusted EBITDA was $3.2 million and $3.0 million for the first quarters of 2019 and 2018, respectively.
Other Income Statement Changes
Interest expense, net
Interest expense, net, was $11.7 million for the first quarter of 2019 compared with $13.3 million for the first quarter of 2018. This decrease was primarily due to the repayment of multiple short-term debt arrangements in foreign jurisdictions.
U.S. and non-U.S. Income before Income Tax Expense
Refer to the following tables for details of the U.S. and non-U.S. income before income taxes and U.S. and non-U.S. income before income taxes after eliminating the impact of non-cash asset impairment charges, non-cash pension settlement charges, restructuring charges, and (gains) losses on sales of businesses (collectively, "Special Items").

Summary
	Three Months Ended January 31,
	2019	2018
Non-U.S. % of Consolidated Net Sales	49.0%	52.2%
U.S. % of Consolidated Net Sales	51.0%	47.8%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T.	26.8%	44.9%
U.S. % of Consolidated I.B.I.T.	73.2%	55.1%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T. before Special Items	31.8%	46.2%
U.S. % of Consolidated I.B.I.T. before Special Items	68.2%	53.8%
	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation
	Three Months Ended January 31,
(in millions)	2019	2018
Non-U.S. I.B.I.T.	$14.9	$20.0
Non-cash asset impairment charges	2.1	0.6
Restructuring charges	3.3	3.2
Acquisition-related costs	0.1	0.2
Total Non-U.S. Special Items	5.5	4.0
Non-U.S. I.B.I.T. before Special Items	$20.4	$24.0

U.S. I.B.I.T. Reconciliation
	Three Months Ended January 31,
(in millions)	2019	2018
U.S. I.B.I.T.	$40.8	$24.5
Non-cash asset impairment charges	—	2.3
Restructuring charges	0.4	0.9
Acquisition-related costs	2.5	—
Total U.S. Special Items	2.9	3.2
U.S. I.B.I.T. before Special Items	$43.7	$27.7
*Income Before Income Tax Expense = I.B.I.T.
Income tax expense
Our quarterly income tax expense was computed in accordance with ASC 740-270 "Income Taxes - Interim Reporting." In accordance with this accounting standard, annual estimated tax expense is computed based on forecasted annual earnings and other forecasted annual amounts, including, but not limited to items such as uncertain tax positions and withholding taxes. Additionally, losses from jurisdictions for which a valuation allowance has been provided have not been included in the annual estimated tax rate. Income tax expense each quarter is provided for on a current year-to-date basis using the annual estimated tax rate, adjusted for discrete taxable events that occur during the interim period.
Income tax expense for the first quarter of 2019 was $20.0 million on $55.7 million of pretax income and income tax benefit for the first quarter of 2018 was $15.6 million on $44.5 million of pretax income. In addition to the timing of the annual tax expense recognized for the quarters in accordance with ASC 740-270, we also recorded tax expense and benefits related to the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), which went into law on December 22, 2017. The first quarter of 2019 reflected an incremental $2.3 million of tax expense that was recorded related to the one-time transition tax liability, offset by foreign currency losses of $1.7 million recognized due to a change in the permanent reinvestment assertion that occurred during the quarter under ASC 740-30. Additionally, as a result of an indemnification on the divesture of one of Greif’s foreign subsidiaries, Greif recorded an additional tax liability of $2.3 million. Other immaterial discrete items in the quarter resulted in tax benefit of $0.7 million. For the first quarter of 2018, the net tax benefit recorded as a result of the Tax Reform Act was $29.4 million, which included the revaluation of deferred tax assets and liabilities and the one-time transition tax liability. Other immaterial discrete items in the quarter resulted in a net tax benefit of $1.0 million.
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
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests represents the portion of earnings from the operations of our majority owned subsidiaries that was subtracted from net income to arrive at net income attributable to us. Net income attributable to noncontrolling interests for the first quarters of 2019 and 2018 was $6.1 million and $3.6 million, respectively. The increase was primarily due to an increase in the net operating profit of the Flexible Products & Services segment joint venture that was formed in 2010 by Greif, Inc. and one of its indirect subsidiaries (referred to herein as the “Flexible Packaging JV” or “FPS VIE”).
Net income attributable to Greif, Inc.
Based on the above, net income attributable to Greif, Inc. was $29.7 million for the first quarter of 2019 compared to $56.5 million for the first quarter of 2018.

OTHER COMPREHENSIVE INCOME (LOSS) CHANGES
Foreign currency translation
In accordance with ASC 830, “Foreign Currency Matters,” the assets and liabilities denominated in a foreign currency are translated into United States Dollars at the rate of exchange existing at the end of the current period, and revenues and expenses are translated at average exchange rates over the month in which they are incurred. The cumulative translation adjustments, which represent the effects of translating assets and liabilities of our international operations, are presented in the interim condensed consolidated statements of changes in equity in accumulated other comprehensive income (loss).
Minimum pension liability, net
Change in minimum pension liability, net was $0.8 million and $0.9 million for the first quarters of 2019 and 2018, respectively.
BALANCE SHEET CHANGES
Working capital changes
The $104.7 million increase in accounts receivable to $561.4 million as of January 31, 2019 from $456.7 million as of October 31, 2018 was primarily due to changes in our international trade accounts receivables credit facilities as part of a larger capital alignment in preparation for the Caraustar Acquisition. For a discussion of these changes, see "Liquidity and Capital Resources - International Trade Accounts Receivable Credit Facilities".
The $37.1 million increase in inventories to $326.6 million as of January 31, 2019 from $289.5 million as of October 31, 2018 was primarily due to increased raw material prices, lower sales, and a $2.5 million impact of foreign currency translation.
The $26.8 million decrease in accounts payable to $377.0 million as of January 31, 2019 from $403.8 million as of October 31, 2018 was primarily due to timing of payments and decreased sales as compared to the prior quarter and a $3.0 million impact of foreign currency translation, offset by increased raw material prices.
Other balance sheet changes
The $11.5 million increase in prepaid expenses to $51.3 million as of January 31, 2019 from $39.8 million as of October 31, 2018 was primarily due to the timing of payments.
The $10.3 million decrease in other current assets to $81.8 million as of January 31, 2019 from $92.1 million as of October 31, 2018 was primarily due to the quarterly tax provision and true ups for return filings, offset by tax payments.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are operating cash flows and borrowings under our senior secured credit facility, the senior notes we have issued, and proceeds from our trade accounts receivable credit facilities. We use these sources to fund our working capital needs, capital expenditures, cash dividends, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, borrowings under our senior secured credit facility, and proceeds from our trade accounts receivable credit facilities will be sufficient to fund our anticipated working capital, capital expenditures, cash dividends, debt repayment, potential acquisitions of businesses and other liquidity needs for at least 12 months. Moreover, as a result of the Tax Reform Act, if distributions from operations outside the United States are needed to fund working capital needs, capital expenditures, cash dividends, common stock repurchases, or acquisitions in the United States, there would be no additional U.S. taxes on such distributions.
Capital Expenditures
During the first three months of 2019 and 2018, we invested $26.0 million (excluding $0.9 million for purchases of and investments in timber properties) and $28.0 million (excluding $2.6 million for purchases of and investments in timber properties), respectively, in capital expenditures.
We expect capital expenditures, excluding purchases of and investments in timber properties, to be approximately $170.0 to $190.0 million in 2019. We anticipate that these expenditures will replace and improve existing equipment and fund new facilities.

Noncontrolling Interest
We have conditional contractual obligations to redeem the outstanding equity interest of certain noncontrolling interest holders in our joint ventures at which time we may incur additional cash outflows.
On November 15, 2018, one of the noncontrolling interest owners related to one of our Paper Packaging & Services joint ventures exercised its put option to require us to purchase all of its ownership interest. We made a payment for $10.1 million to the noncontrolling interest owner in the first quarter of 2019. Also in the first quarter of 2019, we entered into a stock purchase agreement with another noncontrolling interest owner related to the same Paper Packaging & Services joint venture, pursuant to which the owner received a $1.8 million payment for all of its ownership interest in this joint venture.
See Note 16 to the interim condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q for additional information.
Borrowing Arrangements
Long-term debt is summarized as follows:

(in millions)	January 31, 2019	October 31, 2018
2017 Credit Agreement - Term Loan	$270.0	$277.5
Senior Notes due 2019	249.4	249.1
Senior Notes due 2021	227.8	226.5
Accounts Receivable Credit Facilities	242.1	150.0
2017 Credit Agreement - Revolving Credit Facility	93.4	3.8
Other debt	0.8	0.7
	1,083.5	907.6
Less current portion	18.8	18.8
Less deferred financing costs	4.2	4.7
Long-term debt	$1,060.5	$884.1
2019 Credit Agreement
On February 11, 2019, we and certain of our subsidiaries entered into an amended and restated senior secured credit agreement (the “2019 Credit Agreement”) with a syndicate of financial institutions. The 2019 Credit Agreement amended, restated and replaced in its entirety the senior secured credit agreement, dated November 3, 2016 (the "2017 Credit Agreement"), which is described below. Our obligations under the 2019 Credit Agreement are jointly and severally and fully and unconditionally guaranteed by certain of our U.S. subsidiaries.
The 2019 Credit Agreement provides for (a) an $800.0 million secured revolving credit facility, consisting of a $600.0 million multicurrency facility and a $200.0 million U.S. dollar facility, maturing on February 11, 2024, (b) a $1,275.0 million secured term loan A-1 facility with quarterly principal installments commencing on April 30, 2019 and continuing through maturity on January 31, 2024, and (c) a $400.0 million secured term loan A-2 facility with quarterly principal installments commencing on April 30, 2019 and continuing through maturity on January 31, 2026. In addition, the borrowers have an option to add an aggregate of $700.0 million to the 2019 Credit Agreement with the agreement of the lenders.
We used, or will use, the borrowings under the 2019 Credit Agreement, together with the net proceeds from the issuance of the Senior Notes due March 1, 2027 (described below), to fund the purchase price of the Caraustar Acquisition, to redeem our $250.0 million Senior Notes due August 1, 2019, to repay outstanding borrowings under the 2017 Credit Agreement, to fund ongoing working capital and capital expenditure needs and for general corporate purposes, and to pay related fees and expenses. Interest is based on either a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. On February 11, 2019, proceeds from borrowings under the 2019 Credit Agreement were used to pay the obligations outstanding under the 2017 Credit Agreement.
The 2019 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that, at the end of any fiscal quarter, we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“EBITDA”) to be greater than 4.75 to 1 and stepping down by 0.25 increments beginning on July 31, 2020 to 4.00 on July 31, 2023. The interest coverage ratio generally requires that, at the end of any fiscal quarter, we will not permit the ratio of (a) our consolidated EBITDA, to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1, during the applicable preceding twelve month period.
The terms of the 2019 Credit Agreement contain restrictive covenants, which limit our ability, among other things, to incur additional indebtedness or issue certain preferred stock, pay dividends, redeem stock or make other distributions, or make certain investments; create restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; create certain liens; transfer or sell certain assets; merge or consolidate; enter into certain transactions with our affiliates; and designate subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications.
The repayment of this facility is secured by a security interest in our personal property and the personal property of certain of our U.S. subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of our U.S. subsidiaries, and will be secured, in part, by the capital stock of the non-U.S. borrowers. However, in the event that we receive and maintain an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Financial Services LLC, we may request the release of such collateral. The 2019 Credit Agreement provides for events of default (subject in certain cases to customary grace and cure periods), which include, among others, nonpayment of principal or interest when due, breach of covenants or other agreements in the 2019 Credit Agreement, defaults in payment of certain other indebtedness and certain events of bankruptcy or insolvency.
2017 Credit Agreement
We and certain our international subsidiaries were borrowers under the 2017 Credit Agreement. The total available borrowing under the 2017 Credit Agreement was $693.7 million as of January 31, 2019, which had been reduced by $12.9 million for outstanding letters of credit, all of which was then available without violating covenants. As described above, on February 11, 2019, proceeds from borrowings under the 2019 Credit Agreement were used to pay the obligations outstanding under the 2017 Credit Agreement.
The 2017 Credit Agreement provided for an $800.0 million revolving multicurrency credit facility and a $300.0 million term loan. We used proceeds of the term loan on February 1, 2017, to repay the principal of our $300.0 million 6.75% Senior Notes that matured on that date. The revolving credit facility was available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, and to finance acquisitions. Interest was based on either a Eurodollar rate or a base rate that would reset periodically plus a calculated margin amount. The unamortized financing costs associated with the 2017 Credit Agreement totaled $3.9 million as of January 31, 2019, and were recorded as a direct deduction from the long-term debt liability.
The 2017 Credit Agreement contained certain covenants, which include financial covenants that required us to maintain a certain leverage ratio and an interest coverage ratio. As of January 31, 2019, we were in compliance with these covenants.
The terms of the 2017 Credit Agreement limited our ability to make "restricted payments", which included dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of this facility was secured by a security interest in our personal property and the personal property of certain of our U.S. subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of our U.S. subsidiaries, and was secured, in part, by the capital stock of the non-U.S. borrowers.
As of January 31, 2019, 363.4 million was outstanding under the 2017 Credit Agreement. The current portion of the 2017 Credit Agreement was $18.8 million and the long-term portion was $344.6 million. The weighted average interest rate on the 2017 Credit Agreement was 3.44% for the three months ended January 31, 2019. The actual interest rate on the 2017 Credit Agreement was 3.37% as of January 31, 2019.
See Note 8 to the interim condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the 2017 Credit Agreement.
Senior Notes
On February 11, 2019, we issued $500.0 million of 6.50% Senior Notes due March 1, 2027. Interest on these Senior Notes is payable on March 1 and September 1 of each year, commencing on September 1, 2019. Our obligations under these Senior Notes are jointly and severally and fully and unconditionally guaranteed by our U.S. subsidiaries that guarantee the 2019 Credit Agreement, as described above. We used, or will use, the net proceeds from the issuance of these Senior Notes, together with borrowings under the 2019 Credit Agreement, to fund the purchase price of the Caraustar Acquisition, to redeem our $250.0 million Senior Notes due 2019, to repay outstanding borrowings under the 2017 Credit Agreement, and to pay related fees and expenses. The terms of these Senior Notes are governed by an Indenture that contains restrictive covenants that limit our ability, among other things, to incur additional indebtedness or issue certain preferred stock, pay dividends, redeem stock or make other distributions, or make certain investments, create certain liens, enter into certain transactions with affiliates and designate subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications as set forth in the Indenture. Certain of these covenants will be suspended if these Senior Notes achieve investment grade ratings from both Moody’s Investors Service, Inc. and Standard & Poor’s Global Ratings and no default or event of default has occurred and is continuing.
We have issued $250.0 million of 7.75% Senior Notes due August 1, 2019. Interest on these Senior Notes is payable semi-annually. The financing costs associated with these Senior Notes totaled $0.2 million as of January 31, 2019, and are recorded as a direct deduction from the long-term liability. These Senior Notes contain certain covenants. As of January 31, 2019, we are in compliance with these covenants. The $249.4 million outstanding balance as of January 31, 2019 is reported in long-term debt in the interim condensed consolidated balance sheets. However, as described above, we intend to redeem these Senior Notes prior to their maturity date of August 1, 2019.
Our Luxembourg subsidiary has issued €200.0 million of 7.375% Senior Notes due July 15, 2021. Interest on these Senior Notes is payable semi-annually. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. These Senior Notes contain certain covenants. As of January 31, 2019, we are in compliance with these covenants.
See Note 8 to the interim condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the Senior Notes discussed above.
United States Trade Accounts Receivable Credit Facility
On September 26, 2018, we amended and restated our existing receivables facility in the United States to establish a $150.0 million United States Trade Accounts Receivable Credit Facility (the "U.S. Receivables Facility") with a financial institution. The U.S. Receivables Facility matures on September 26, 2019. The $150.0 million outstanding balance under the U.S. Receivable Facility as of January 31, 2019 is reported in long-term debt in the interim condensed consolidated balance sheets because we intend to refinance the obligation on a long-term basis and have the intent and ability to consummate a long-term refinancing by exercising the renewal option in the agreement or entering into a new financing arrangement. The financing costs associated with the U.S. Receivables Facility were $0.1 million as of January 31, 2019, and are recorded as a direct deduction from the long-term debt liability.
We can terminate the U.S. Receivables Facility at any time upon five days prior written notice. The U.S. Receivables Facility is secured by certain of our United States trade accounts receivables and bears interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the U.S. Receivables Facility. The U.S. Receivables Facility also contains certain covenants and events of default, which are materially similar to the 2017 Credit Agreement covenants. As of January 31, 2019, we are in compliance with these covenants. Proceeds of the US Receivables Facility are available for working capital and general corporate purposes.
See Note 8 to the interim condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the Receivables Facility.
International Trade Accounts Receivable Credit Facilities
During the first quarter of 2019, as part of a larger capital structure alignment in preparation for the Caraustar Acquisition, a parent-level guarantee was added to the European RPA and the Singapore RPA. A parent-level guarantee nullifies legal isolation and true-sale accounting treatment because a parent-level guarantee is a form of continuing involvement. Therefore, we do not remove from accounts receivable the amount of proceeds received from the initial purchase price, and the European RPA and Singapore RPA are now presented as long-term debt in the interim condensed consolidated balance sheet. We intend to refinance the obligations on a long-term basis and have the intent and ability to consummate a long-term refinancing by exercising the renewal option in the agreements or entering into a new financing arrangement.
In 2012, Cooperage Receivables Finance B.V. and Greif Coordination Center BVBA, our indirect wholly owned subsidiary entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank. Under the terms of the European RPA, we agreed to sell trade receivables meeting certain eligibility requirements in exchange for an initial purchase price, based on a formula, approximating 75 to 90 percent of the eligible receivables.

In October 2007, Greif Singapore Pte. Ltd., our indirect wholly owned subsidiary, entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. Under the terms of the Singapore RPA, we agreed to sell trade receivables in exchange for an initial purchase price, based on a formula, of approximately 90 percent of the eligible receivables.
The maximum amount of receivables to be sold and outstanding at any time under the European RPA is €100.0 million ($114.3 million as of January 31, 2019). The maximum amount of receivables to be financed under the Singapore RPA is 15.0 million Singapore Dollars ($11.1 million as of January 31, 2019).
Prior to the first quarter of 2019, the structure of the European RPA and the Singapore RPA (as such terms are defined below) provided for a legal true sale, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective purchasers. The remaining (deferred) purchase price was settled upon collection of the receivables. Therefore, we removed from accounts receivable the amount of proceeds received from the initial purchase price since they met the applicable criteria of ASC 860, “Transfers and Servicing,” and we continued to recognize the deferred purchase price in other current assets or other current liabilities, as appropriate. The receivables were sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates. The cash initially received, along with the deferred purchase price, related to the sale or ultimate collection of the underlying receivables and was not subject to significant other risks given their short term nature. Therefore, we reflected all cash flows under the accounts receivable sales programs as operating cash flows on the our interim condensed consolidated statements of cash flows.
See Note 3 to the interim condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these various RPAs.
Interest Rate Derivatives
We have various borrowing facilities which charge interest based on the one month U.S. dollar LIBOR rate plus an interest spread. During the first quarter of 2019, we entered into four forward interest rate swaps relating to the debt to be incurred subsequent to the end of the quarter. See "Borrowing Arrangements - 2019 Credit Agreement". These four forward interest rate swaps have a total notional amount of $866.7 million and are effective March 11, 2019. We will begin to receive variable rate interest payments based upon 1 month U.S. dollar LIBOR and in return are obligated to pay interest at a weighted-average interest rate of 2.50%.
During the first quarter of 2017, we entered into a forward interest rate swap with a notional amount of $300.0 million. As of February 1, 2017, we began to receive variable rate interest payments based upon one month U.S. dollar LIBOR and in return we are obligated to pay interest at a fixed rate of 1.19% plus an interest spread.
These derivatives are designated as cash flow hedges for accounting purposes. Accordingly, the gain or loss on these derivative instruments are reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transactions and in the same period during which the hedged transaction affects earnings.
See Note 9 and Note14 to the interim condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the interest rate derivatives.
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
As of January 31, 2019, we had outstanding foreign currency forward contracts in the notional amount of $185.8 million ($194.4 million as of October 31, 2018).
See Note 9 to the interim condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the foreign exchange hedges.
Cross Currency Swap
We have operations and investments in various international locations and are subject to risks associated with changing foreign exchange rates. On March 6, 2018 we entered into a cross currency interest rate swap agreement that synthetically swaps $100.0 million of fixed rate debt to Euro denominated fixed rate debt at a rate of 2.35%. The agreement is designated as a net investment hedge for accounting purposes and will mature on March 6, 2023. Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Interest payments received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the interim condensed consolidated statements of income.
See Note 9 to the interim condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the cross currency swap.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There has not been a significant change in the quantitative and qualitative disclosures about our market risk from the disclosures contained in the 2018 Form 10-K.
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
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in the 2018 Form 10-K under Part I, Item 1A –– Risk Factors.
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

Greif, Inc.
(Registrant)

Date: March 1, 2019	/s/ Lawrence A. Hilsheimer
Lawrence A. Hilsheimer,
Executive Vice President and Chief Financial Officer