Form 10-Q
period 2019-04-30
GREIF INC
filed 2019-06-07
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
Commission File Number 001-00566
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
_________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock	GEF	New York Stock Exchange
Class B Common Stock	GEF-B	New York Stock Exchange
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on June 3, 2019:

Class A Common Stock	26,266,943 shares
Class B Common Stock	22,007,725 shares

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Net sales	$1,213.3	$968.3	$2,110.3	$1,874.0
Cost of products sold	964.6	773.0	1,688.8	1,507.0
Gross profit	248.7	195.3	421.5	367.0
Selling, general and administrative expenses	140.0	102.7	238.1	206.3
Restructuring charges	7.5	6.0	11.2	10.1
Acquisition-related costs	13.8	—	16.4	0.2
Non-cash asset impairment charges	—	0.4	2.1	3.3
Gain on disposal of properties, plants and equipment, net	(4.9)	(1.5)	(5.8)	(6.1)
Loss on disposal of businesses, net	1.7	—	1.7	—
Operating profit	90.6	87.7	157.8	153.2
Interest expense, net	33.9	13.0	45.6	26.3
Debt extinguishment charges	21.9	—	21.9	—
Other expense, net	2.3	2.5	2.1	10.2
Income before income tax expense and equity earnings of unconsolidated affiliates, net	32.5	72.2	88.2	116.7
Income tax expense (benefit)	11.5	21.1	31.5	5.5
Equity earnings of unconsolidated affiliates, net of tax	(0.1)	(0.8)	(0.2)	(0.8)
Net income	21.1	51.9	56.9	112.0
Net income attributable to noncontrolling interests	(7.5)	(6.8)	(13.6)	(10.4)
Net income attributable to Greif, Inc.	$13.6	$45.1	$43.3	$101.6
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$0.23	$0.77	$0.74	$1.73
Class B common stock	$0.34	$1.14	$1.09	$2.58
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$0.23	$0.77	$0.74	$1.73
Class B common stock	$0.34	$1.14	$1.09	$2.58
Weighted-average number of Class A common shares outstanding:
Basic	26.3	25.9	26.1	25.9
Diluted	26.3	25.9	26.1	25.9
Weighted-average number of Class B common shares outstanding:
Basic	22.0	22.0	22.0	22.0
Diluted	22.0	22.0	22.0	22.0
Cash dividends declared per common share:
Class A common stock	$0.44	$0.42	$0.88	$0.84
Class B common stock	$0.66	$0.63	$1.31	$1.25
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2019	2018	2019	2018
Net income	$21.1	$51.9	$56.9	$112.0
Other comprehensive income (loss), net of tax:
Foreign currency translation	(14.7)	(26.3)	(9.5)	12.1
Derivative financial instruments	(10.0)	1.4	(15.7)	5.3
Minimum pension liabilities	0.7	2.7	(0.1)	1.8
Other comprehensive income (loss), net of tax	(24.0)	(22.2)	(25.3)	19.2
Comprehensive income (loss)	(2.9)	29.7	31.6	131.2
Comprehensive income attributable to noncontrolling interests	(5.5)	(6.8)	(12.6)	(10.8)
Comprehensive income (loss) attributable to Greif, Inc.	$(8.4)	$22.9	$19.0	$120.4
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	April 30, 2019	October 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$89.8	$94.2
Trade accounts receivable, less allowance of $7.1 in 2019 and $4.2 in 2018	704.8	456.7
Inventories:
Raw materials	285.5	203.9
Work-in-process	13.6	10.0
Finished goods	122.4	75.6
Assets held for sale	5.3	4.4
Prepaid expenses	51.7	39.8
Other current assets	80.0	92.1
	1,353.1	976.7
Long-term assets
Goodwill	1,522.6	776.0
Other intangible assets, net of amortization	778.8	80.6
Deferred tax assets	14.0	7.9
Assets held by special purpose entities	50.9	50.9
Pension asset	11.7	10.4
Other long-term assets	93.9	100.4
	2,471.9	1,026.2
Properties, plants and equipment
Timber properties, net of depletion	273.8	274.2
Land	178.6	96.4
Buildings	526.2	431.4
Machinery and equipment	1,884.6	1,554.9
Capital projects in progress	158.4	117.2
	3,021.6	2,474.1
Accumulated depreciation	(1,336.2)	(1,282.2)
	1,685.4	1,191.9
Total assets	$5,510.4	$3,194.8
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	April 30, 2019	October 31, 2018
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$473.8	$403.8
Accrued payroll and employee benefits	107.5	114.4
Restructuring reserves	7.0	4.4
Current portion of long-term debt	83.8	18.8
Short-term borrowings	6.9	7.3
Other current liabilities	130.4	121.5
	809.4	670.2
Long-term liabilities
Long-term debt	2,851.8	884.1
Deferred tax liabilities	349.6	179.8
Pension liabilities	138.8	78.0
Postretirement benefit obligations	11.3	10.7
Liabilities held by special purpose entities	43.3	43.3
Contingent liabilities and environmental reserves	7.0	6.8
Mandatorily redeemable noncontrolling interests	8.0	8.6
Long-term income tax payable	44.0	46.1
Other long-term liabilities	86.5	77.5
	3,540.3	1,334.9
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests (Note 17)	24.3	35.5
Equity
Common stock, without par value	162.6	150.5
Treasury stock, at cost	(134.8)	(135.4)
Retained earnings	1,460.2	1,469.8
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation	(301.3)	(292.8)
Derivative financial instruments	(2.3)	13.4
Minimum pension liabilities	(97.8)	(97.7)
Total Greif, Inc. shareholders' equity	1,086.6	1,107.8
Noncontrolling interests	49.8	46.4
Total shareholders' equity	1,136.4	1,154.2
Total liabilities and shareholders' equity	$5,510.4	$3,194.8
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended April 30, (in millions)	2019	2018
Cash flows from operating activities:
Net income	$56.9	$112.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	86.8	64.1
Non-cash asset impairment charges	2.1	3.3
Gain on disposals of properties, plants and equipment, net	(5.8)	(6.1)
Loss on disposals of businesses, net	1.7	—
Unrealized foreign exchange loss	1.1	2.0
Deferred income tax benefit	(11.8)	(69.6)
Transition tax expense	2.3	35.9
Debt extinguishment charges	13.9	—
Other, net	2.9	0.6
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	13.3	(15.2)
Inventories	(31.2)	(68.0)
Deferred purchase price on sold receivables	(6.9)	(24.8)
Accounts payable	(25.1)	(2.0)
Restructuring reserves	2.2	0.9
Pension and postretirement benefit liabilities	(5.8)	(3.4)
Other, net	(44.0)	(25.2)
Net cash provided by operating activities	52.6	4.5
Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(1,828.4)	—
Purchases of properties, plants and equipment	(63.6)	(56.3)
Purchases of and investments in timber properties	(2.3)	(4.9)
Proceeds from the sale of properties, plants, equipment and other assets	10.6	8.5
Proceeds from the sale of businesses	0.4	1.4
Proceeds from insurance recoveries	0.2	—
Net cash used in investing activities	(1,883.1)	(51.3)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,190.0	533.8
Payments on long-term debt	(1,228.6)	(463.7)
Payment on current portion of long-term debt	(18.8)	—
Proceeds on short-term borrowings, net	1.6	—
Payments on short-term borrowings, net	—	(5.2)
Proceeds from trade accounts receivable credit facility	42.2	2.8
Payments on trade accounts receivable credit facility	(45.1)	(2.8)
Dividends paid to Greif, Inc. shareholders	(51.8)	(49.3)
Dividends paid to noncontrolling interests	(8.3)	(3.4)
Payments for debt extinguishment and issuance costs	(44.1)	—
Purchases of redeemable noncontrolling interest	(11.9)	—
Cash contribution from noncontrolling interest holder	1.6	—
Net cash provided by financing activities	1,826.8	12.2
Effects of exchange rates on cash	(0.7)	0.5
Net decrease in cash and cash equivalents	(4.4)	(34.1)
Cash and cash equivalents at beginning of period	94.2	142.3
Cash and cash equivalents at end of period	$89.8	$108.2
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
The information filed herein reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated balance sheets as of April 30, 2019 and October 31, 2018, the interim condensed consolidated statements of income and comprehensive income for the three and six months ended April 30, 2019 and 2018 and the interim condensed consolidated statements of cash flows for the six months ended April 30, 2019 and 2018 of the Company. The interim condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling influence and are accounted for using either the equity or cost method, as appropriate.
The unaudited interim condensed consolidated financial statements included in the Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2018 (the “2018 Form 10-K”).
Newly Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition." This new revenue standard introduces a five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new revenue standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company adopted the ASU, and all of the related amendments, using the modified retrospective method on November 1, 2018. The adoption of the ASU and related amendments did not impact the Company’s financial position, results of operations, comprehensive income, cash flows or disclosures other than as discussed above and disclosed within Note 2 to the interim condensed consolidated financial statements. Additionally, no cumulative effect adjustment was recorded to opening retained earnings as of November 1, 2018. Based on current operations, the Company does not expect a material impact on an ongoing basis as a result of the adoption of the new standard. See Note 2 to the interim condensed consolidated financial statements for additional disclosures related to revenue from contracts with customers.
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

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory (Topic 740)," which improves the accounting for income tax consequences of intra-entity transfers of assets other than inventory. This update requires transferring entities to recognize a current tax expense or benefit at the time of transfer and receiving entities to recognize a corresponding deferred tax asset or liability. The Company adopted this standard on November 1, 2018 using a modified retrospective approach. The adoption of this update resulted in a reclassification of approximately $15.1 million from "Prepaid Tax Assets" to "Retained Earnings", offset by the establishment of a deferred tax asset of $13.0 million for a net impact on retained earnings of $2.1 million as of November 1, 2018. The adoption did not have a material impact on the Company's financial position, results of operations, comprehensive income, cash flows or disclosures, other than the impact discussed above.
In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business," which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. Under the new guidance, fewer acquired sets are expected to be considered businesses. The Company adopted this standard effective November 1, 2018 on a prospective basis. The Company applied this guidance to its acquisition of Caraustar Industries, Inc. ("Caraustar"), which qualified as a business combination. See Note 3 to the interim condensed consolidated financial statements for additional disclosures related to this acquisition. The adoption did not have a material impact on the Company's financial position, results of operations, comprehensive income, cash flows or disclosures other than the impact discussed above.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which amends the lease accounting and disclosure requirements in ASC 840, "Leases." The objective of this update is to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. This ASU will require the recognition of lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements (ASU 2018-11)," which permits companies to initially apply the new leases standard at the adoption date and not restate periods prior to adoption. The Company plans to adopt ASU 2018-11 on November 1, 2019, and as a result, will not adjust its comparative period financial information or make the new required lease disclosures for periods before the effective date. The Company is currently in the process of collecting and evaluating all of its leases, which primarily consist of equipment and real estate leases, as well as implementing a technology tool to assist with the accounting and reporting requirements of the new standard. The Company also plans to update its processes and controls around leases. The Company will adopt the standard effective November 1, 2019 and expects to elect certain available transitional practical expedients. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flows and disclosures, but does expect to recognize a significant liability and corresponding asset associated with in-scope operating leases.
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
The Company manufactures certain products that have no alternative use to the Company once they are printed or manufactured to customer specifications; however, in the majority of cases, the Company does not have an enforceable right to payment that includes a reasonable profit for custom products at all times in the manufacturing process, and therefore revenue is recognized at the point in time at which control transfers. As revenue recognition is dependent upon individual contractual terms, the Company will continue its evaluation of any new or amended contracts entered into.
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
Contract Balances
Contract liabilities relate primarily to prepayments received from the Company’s customers before revenue is recognized and before volume rebates to customers. These amounts are included in other current liabilities in the interim condensed consolidated balance sheets. The Company does not have any material contract assets.
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
The Company has applied the practical expedient to exclude disclosure of remaining performance obligations as the Company's contracts typically have a term of one year or less.
Freight charged to customers is included in net sales in the income statement. For shipping and handling activities performed after a customer obtains control of the goods, the Company has elected to account for these costs as activities to fulfill the promise to transfer the goods; therefore, these activities are not assessed as separate performance obligations.
Disaggregation of Revenues
The Company's contracts with customers are broadly similar in nature throughout its reportable segments, but the amount, timing and uncertainty of revenue and cash flows may vary in each reportable segment due to geographic factors. See Note 16 to the interim condensed consolidated financial statements for additional disclosures of revenue disaggregated by geography for each reportable segment.
NOTE 3— ACQUISITIONS AND DIVESTITURES
Acquisitions
On February 11, 2019, the Company completed its acquisition of Caraustar (the "Caraustar Acquisition"), a leader in the production of uncoated recycled paperboard and coated recycled paperboard, with a variety of applications that include tubes and cores and a diverse mix of specialty products. The total purchase price for this acquisition, net of cash acquired was $1,834.9 million. The Company incurred transaction costs of $62.0 million to complete this acquisition. Of this amount, $35.2 million was recognized in the condensed consolidated statements of income as of April 30, 2019 and the remaining $26.8 million in transaction costs was capitalized in accordance with ASC 470, "Debt", and is presented as part of the condensed consolidated balance sheets as of April 30, 2019. Income statement impacts included $12.0 million, in the Acquisition-Related Costs financial statement line item, $21.9 million in the and Debt Extinguishment Charges financial statement line item, and $1.3 million in the Interest Expense financial statement line item for the portion of the capitalized costs amortized through April 30, 2019. Balance sheet impacts includes $17.9 million within Long-Term Debt and $8.9 million within Other Long-Term Assets.
The following table summarizes the consideration transferred to acquire Caraustar and the preliminary valuation of identifiable assets acquired and liabilities assumed at the acquisition date.

(in millions)
Fair value of consideration transferred
Cash consideration	$1,834.9

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	147.0
Inventories	103.9
Prepaid and other current assets	21.5
Intangibles	717.1
Other long-term assets	1.3
Properties, plants and equipment	521.3
Total assets acquired	1,512.1

Accounts payable	(99.5)
Accrued payroll and employee benefits	(42.9)
Other current liabilities	(21.8)
Long-term deferred tax liability	(185.7)
Pension and postretirement obligations	(67.1)
Other long-term liabilities	(12.7)
Total liabilities assumed	(429.7)
Total identifiable net assets	$1,082.4
Goodwill	$752.5

The Company recognized goodwill related to this acquisition of $752.5 million. The goodwill recognized in this acquisition is attributable to the acquired assembled workforce, expected synergies, and economies of scale, none of which qualify for recognition as a separate intangible asset. Caraustar will be reported within the Paper Packaging & Services segment to which the goodwill was assigned. The goodwill is not expected to be deductible for tax purposes.
Acquired property, plant and equipment will be depreciated over its estimated remaining useful lives on a straight-line basis.
The fair value for acquired customer relationship intangibles was determined as of the acquisition date based on estimates and judgments regarding expectations for the future after-tax cash flows arising from the follow-on revenue from customer relationships that existed on the acquisition date over their estimated lives, including the probability of expected future contract renewals and revenue, less a contributory assets charge, all of which is discounted to present value. The fair value of the trade name intangible assets were determined utilizing the relief from royalty method which is a form of the income approach. Under this method, a royalty rate based on observed market royalties is applied to projected revenue supporting the trade names and discounted to present value using an appropriate discount rate.
Acquired intangible assets will be amortized over the estimated useful lives, primarily on a straight-line basis. The following table summarizes the preliminary purchase price allocation and weighted average remaining useful lives for identifiable intangible assets acquired:

(in millions)	Preliminary Fair Value	Weighted Average Estimated Useful Life
Customer relationships	$700.0	15.0
Trademarks	15.0	3.0
Other	2.1	1.2
Total intangible assets	$717.1
The Company has not yet finalized the determination of the fair value of assets acquired and liabilities assumed, including income taxes and contingencies. The Company expects to finalize these amounts within one year of the acquisition date. The estimate of fair value and purchase price allocation were based on information available at the time of closing the acquisition, and the Company continues to evaluate the underlying inputs and assumptions that are being used in fair value estimates. Accordingly, these preliminary estimates are subject to adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of closing the acquisition.
Caraustar's results of operations have been included in the Company's financial statements for the period subsequent to the acquisition date of February 11, 2019. Caraustar contributed net sales of $293.3 million and net income attributable to Greif, Inc. of $7.7 million for the three and six months ended April 30, 2019.
The following unaudited supplemental pro forma data presents consolidated information as if the acquisition had been completed on November 1, 2017. These amounts were calculated after adjusting Caraustar's results to reflect interest expense incurred on the debt to finance the acquisition, additional depreciation and amortization that would have been charged assuming the fair value of property, plant and equipment and intangible assets had been applied from November 1, 2017, the adjusted tax expense, and related transaction costs of $35.2 million. These adjustments also include an additional charge of $9.0 million in the six month period ended April 30, 2018 for the fair value adjustment for inventory acquired.

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Pro forma net sales	$1,244.8	$1,302.2	$2,474.0	$2,517.2
Pro forma net (loss) income attributable to Greif, Inc.	$7.2	$39.4	$28.0	$46.0
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$0.12	$0.67	$0.48	$0.79
Class B common stock	$0.18	$1.00	$0.71	$1.17
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$0.12	$0.67	$0.48	$0.79
Class B common stock	$0.18	$1.00	$0.71	$1.17
The unaudited supplemental pro forma financial information is based on the Company's preliminary assignment of purchase price and therefore subject to adjustment upon finalizing the purchase price assignment. The pro forma data should not be considered indicative of the results that would have occurred if the acquisition and related financing had been consummated on the assumed completion dates, nor are they indicative of future results.
Divestitures
For the six months ended April 30, 2019, the Company completed one divestiture of a non-U.S. business in the Rigid Industrial Packaging & Services segment, liquidated one non-strategic non-U.S. business in the Rigid Industrial Packaging & Services segment, and deconsolidated one wholly-owned non-U.S. business in the Rigid Industrial Packaging & Services segment. The loss on disposal of businesses was $1.7 million for the six months ended April 30, 2019. Proceeds from divestitures that were completed in fiscal year 2015 and collected during the six months ended April 30, 2019 were $0.8 million. The Company has $2.4 million of notes receivable recorded from the sale of businesses.
For the six months ended April 30, 2018 , the Company completed no divestitures. Proceeds from divestitures that were completed in fiscal year 2017 and collected during the six months ended April 30, 2018 were $0.5 million. Proceeds from divestitures that were completed in fiscal year 2015 and collected during the six months ended April 30, 2018 were $0.9 million. The Company has $2.9 million of notes receivable recorded from the sale of businesses.

None of the above-referenced divestitures in 2019 or 2018 qualified as discontinued operations as they do not, individually or in the aggregate, represent a strategic shift that has had a major impact on the Company's operations or financial results.
NOTE 4 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE
During the first quarter of 2019, a parent-level guarantee was added to the European RPA and the Singapore RPA (as such terms are defined below). As a result, the $109.4 million of receivables outstanding under the European RPA and the Singapore RPA as of April 30, 2019 is reported as long-term debt in the interim condensed consolidated balance sheet because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing by exercising the renewal option in the respective agreement or entering into new financing arrangements.
In 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc. (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). On April 17, 2019, the Main SPV and Seller amended and extended the term of the existing European RPA through April 17, 2020. Under the European RPA, as amended, the maximum amount of receivables that may be sold and outstanding under the European RPA at any time is €100.0 million ($111.5 million as of April 30, 2019). Under the terms of the European RPA, the Company has the ability to loan excess cash to the Purchasing Bank Affiliates in the form of a subordinated loan receivable.
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
In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($11.0 million as of April 30, 2019).
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
NOTE 5 — ASSETS AND LIABILITIES HELD FOR SALE AND DISPOSALS OF PROPERTIES, PLANTS AND EQUIPMENT, NET
As of April 30, 2019, there were three asset groups within the Rigid Industrial Packaging & Services segment classified as assets held for sale, one asset group within the Paper Packaging & Services segment classified as assets held for sale, and two Corporate asset groups classified as assets held for sale. The assets held for sale are being marketed for sale, and it is the Company’s intention to complete the sales within twelve months following their initial classification as held for sale.
As of October 31, 2018, there were two asset groups in the Rigid Industrial Packaging & Services segment classified as assets held for sale and one asset group within the Paper Packaging & Services segment classified as assets held for sale.

For the three months ended April 30, 2019, the Company recorded a gain on disposal of properties, plants and equipment, net of $4.9 million. This included disposals of assets in the Rigid Industrial Packaging & Services segment that resulted in losses of $0.1 million, disposals of assets in the Paper Packaging & Services segment that resulted in losses of $0.1 million, and disposals of assets in the Flexible Packaging & Services segment that resulted in gains of $5.1 million. The Company has $3.4 million of notes receivable recorded from the sale of properties, plants and equipment.
For the six months ended April 30, 2019, the Company recorded a gain on disposal of properties, plants and equipment, net of $5.8 million. This included disposals of assets in the Rigid Industrial Packaging & Services segment that resulted in gains of $0.2 million, disposals of assets in the Flexible Packaging & Services segment that resulted in gains of $5.1 million, and special use property sales that resulted in gains of $0.5 million in the Land Management segment.
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
NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill by segment for the six months ended April 30, 2019:

(in millions)	Rigid Industrial Packaging & Services	Paper Packaging & Services	Total
Balance at October 31, 2018	$716.5	$59.5	$776.0
Goodwill acquired	—	752.5	752.5
Currency translation	(5.9)	—	(5.9)
Balance at April 30, 2019	$710.6	$812.0	$1,522.6
The Caraustar Acquisition added $752.5 million of goodwill to the Paper Packaging & Services segment. See Note 3 to the interim condensed consolidated financial statements for additional disclosure of goodwill added by Caraustar Acquisition.
The following table summarizes the carrying amount of net other intangible assets by class as of April 30, 2019 and October 31, 2018:

(in millions)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
April 30, 2019:
Indefinite lived:
Trademarks and patents	$13.2	$—	$13.2
Definite lived:
Customer relationships	861.0	120.6	740.4
Trademarks, patents and trade names	25.8	6.4	19.4
Non-compete agreements	0.9	0.1	0.8
Other	22.0	17.0	5.0
Total	$922.9	$144.1	$778.8

(in millions)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
October 31, 2018:
Indefinite lived:
Trademarks and patents	$13.3	$—	$13.3
Definite lived:
Customer relationships	162.2	105.8	56.4
Trademarks and patents	10.9	5.1	5.8
Other	21.2	16.1	5.1
Total	$207.6	$127.0	$80.6
Amortization expense for the three months ended April 30, 2019 and 2018 was $14.7 million and $3.9 million, respectively. Amortization expense for six months ended April 30, 2019 and 2018 was $18.4 million and $7.7 million, respectively. Amortization expense for the next five years is expected to be $52.5 million in 2019, $66.5 million in 2020, $64.1 million in 2021, $56.8 million in 2022 and $54.1 million in 2023.
The Caraustar Acquisition added $717.1 million of intangibles to the Paper Packaging & Services segment. See Note 3 to the interim condensed consolidated financial statements for additional disclosure of intangibles added by the Caraustar Acquisition.
Definite lived intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that are contractually, legally determined, or over the period a market participant would benefit from the asset.
NOTE 7 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the six months ended April 30, 2019:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2018	$4.2	$0.2	$4.4
Costs incurred and charged to expense	10.5	0.7	11.2
Costs paid or otherwise settled	(8.2)	(0.4)	(8.6)
Balance at April 30, 2019	$6.5	$0.5	$7.0
The focus for restructuring activities in 2019 is to optimize and integrate operations in the Paper, Packaging and Services segment related to the Caraustar Acquisition and continue to rationalize operations and close underperforming assets in the Rigid Industrial Packaging & Services and Flexible Products & Services segments.
During the three months ended April 30, 2019, the Company recorded restructuring charges of $7.5 million, as compared to $6.0 million of restructuring charges recorded during the three months ended April 30, 2018. The restructuring activity for the three months ended April 30, 2019 consisted of $7.0 million in employee separation costs and $0.5 million in other restructuring costs.
During the six months ended April 30, 2019, the Company recorded restructuring charges of $11.2 million, as compared to $10.1 million of restructuring charges recorded during the six months ended April 30, 2018. The restructuring activity for the six months ended April 30, 2019 consisted of $10.5 million in employee separation costs and $0.7 million in other restructuring costs.
The following is a reconciliation of the total amounts expected to be incurred from approved restructuring plans or plans that are being formulated and have not been announced as of the date of this Form 10-Q. Remaining amounts expected to be incurred are $24.4 million as of April 30, 2019 compared to $12.0 million as of October 31, 2018. The change was due to the costs incurred or otherwise settled, offset by the formulations of new plans during the period.

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the six months ended April 30, 2019	Amounts Remaining to be Incurred
Rigid Industrial Packaging & Services
Employee separation costs	$24.5	$7.3	$17.2
Other restructuring costs	6.7	0.7	6.0
	31.2	8.0	23.2
Flexible Products & Services
Employee separation costs	—	—	—
Other restructuring costs	1.2	—	1.2
	1.2	—	1.2
Paper Packaging & Services
Employee separation costs	3.1	3.1	—
Other restructuring costs	—	—	—
	3.1	3.1	—
Land Management
Employee separation costs	0.1	0.1	—
Other restructuring costs	—	—	—
	0.1	0.1	—
	$35.6	$11.2	$24.4

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

As of April 30, 2019, the Paper Packaging JV’s net assets consist of cash and cash equivalents of $1.7 million and properties, plants, and equipment, net of $16.0 million compared to cash and cash equivalents of $2.8 million and properties, plants, and equipment, net of $7.2 million as of October 31, 2018. For the three and six months ended April 30, 2019 and 2018, there is no net income (loss) as the PPS JV is in the startup phase and has not yet commenced operations.

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
The following table presents the Flexible Packaging JV total net assets:

(in millions)	April 30, 2019	October 31, 2018
Cash and cash equivalents	$17.0	$22.2
Trade accounts receivable, less allowance of $0.6 in 2019 and $0.6 in 2018	53.5	53.2
Inventories	51.2	49.0
Properties, plants and equipment, net	21.1	28.8
Other assets	29.3	21.5
Total Assets	$172.1	$174.7

Accounts payable	$29.1	$29.0
Other liabilities	25.8	24.8
Total Liabilities	$54.9	$53.8
Net income attributable to the noncontrolling interest in the Flexible Packaging JV for the three months ended April 30, 2019 and 2018 was $5.2 million and $4.4 million, respectively; and for the six months ended April 30, 2019 and 2018 was $8.5 million and $5.5 million, respectively.
Non-United States Accounts Receivable VIE
As further described in Note 4 to the interim condensed consolidated financial statements, Cooperage Receivables Finance B.V. is a party to the European RPA. Cooperage Receivables Finance B.V. is deemed to be a VIE since this entity is not able to satisfy its liabilities without the financial support from the Company. While this entity is a separate and distinct legal entity from the Company and no ownership interest in this entity is held by the Company, the Company is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE. As a result, Cooperage Receivables Finance B.V. has been consolidated into the operations of the Company.
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
As of April 30, 2019 and October 31, 2018, consolidated assets of the Buyer SPE consisted of $50.9 million of restricted bank financial instruments which are expected to be held to maturity. For both of the three month periods ended April 30, 2019 and 2018, Buyer SPE recorded interest income of $0.6 million. For both of the six month periods ended April 30, 2019 and 2018, Buyer SPE recorded interest income of $1.2 million.
As of April 30, 2019 and October 31, 2018, STA Timber had consolidated long-term debt of $43.3 million. For both of the three month periods ended April 30, 2019 and 2018, STA Timber recorded interest expense of $0.6 million. For both of the six month periods ended April 30, 2019 and 2018, STA Timber recorded interest expense of $1.2 million. The intercompany borrowing arrangement between the two VIEs is eliminated in consolidation. STA Timber is exposed to credit-related losses in the event of nonperformance by an issuer of a deed of guarantee in the transaction.
NOTE 9 — LONG-TERM DEBT
Long-term debt is summarized as follows:

(in millions)	April 30, 2019	October 31, 2018
2019 Credit Agreement - Term Loans	$1,654.1	$—
2017 Credit Agreement - Term Loan	—	277.5
Senior Notes due 2027	493.9	—
Senior Notes due 2021	222.2	226.5
Senior Notes due 2019	—	249.1
Accounts receivable credit facilities	259.3	150.0
2019 Credit Agreement - Revolving Credit Facility	320.0	—
2017 Credit Agreement - Revolving Credit Facility	—	3.8
Other debt	0.9	0.7
	2,950.4	907.6
Less: current portion	83.8	18.8
Less: deferred financing costs	14.8	4.7
Long-term debt, net	$2,851.8	$884.1
2019 Credit Agreement
On February 11, 2019, the Company and certain of its subsidiaries entered into an amended and restated senior secured credit agreement (the “2019 Credit Agreement”) with a syndicate of financial institutions. The 2019 Credit Agreement amended, restated, and replaced in its entirety the prior $800.0 million senior secured credit agreement (the "2017 Credit Agreement"). The Company's obligations under the 2019 Credit Agreement are guaranteed by certain of its U.S. subsidiaries.
The 2019 Credit Agreement provides for (a) an $800.0 million secured revolving credit facility, consisting of a $600.0 million multicurrency facility and a $200.0 million U.S. dollar facility, maturing on February 11, 2024, (b) a $1,275.0 million secured term loan A-1 facility with quarterly principal installments commencing on April 30, 2019 and continuing through maturity on January 31, 2024, and (c) a $400.0 million secured term loan A-2 facility with quarterly principal installments commencing on April 30, 2019 and continuing through maturity on January 31, 2026. In addition, the Company has an option to add an aggregate of $700.0 million to the 2019 Credit Agreement with the agreement of the lenders.
The Company used borrowings under the 2019 Credit Agreement, together with the net proceeds from the issuance of the Senior Notes due March 1, 2027 (described below), to fund the purchase price of the Caraustar Acquisition, to redeem its $250.0 million Senior Notes due August 1, 2019 (the "Senior Notes due 2019"), to repay outstanding borrowings under the 2017 Credit Agreement, to fund ongoing working capital and capital expenditure needs and for general corporate purposes, and to pay related fees and expenses. Interest is based on either a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. On February 11, 2019, proceeds from borrowings under the 2019 Credit Agreement were used to pay the obligations outstanding under the 2017 Credit Agreement.
The 2019 Credit Agreement contains certain covenants, which include financial covenants that require the Company to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that, at the end of any fiscal quarter, the Company will not permit the ratio of (a) its total consolidated indebtedness, to (b) its consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (as used in this paragraph only, “EBITDA”) to be greater than 4.75 to 1 and stepping down by 0.25 increments beginning on July 31, 2020 to 4.00 on July 31, 2023. The interest coverage ratio generally requires that, at the end of any fiscal quarter, the Company will not permit the ratio of (a) its consolidated EBITDA, to (b) its consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1, during the applicable preceding twelve month period.

The terms of the 2019 Credit Agreement contain restrictive covenants, which limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness or issue certain preferred stock, pay dividends, redeem stock or make other distributions, or make certain investments; create restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to the Company; create certain liens; transfer or sell certain assets; merge or consolidate; enter into certain transactions with the Company's affiliates; and designate subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications.
The repayment of this facility is secured by a security interest in the personal property of the Company and certain of its U.S. subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of the Company's U.S. subsidiaries, and will be secured, in part, by the capital stock of the non-U.S. borrowers. However, in the event that the Company receives and maintains an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Financial Services LLC, the Company may request the release of such collateral.
The 2019 Credit Agreement provides for events of default (subject in certain cases to customary grace and cure periods), which include, among others, nonpayment of principal or interest when due, breach of covenants or other agreements in the 2019 Credit Agreement, defaults in payment of certain other indebtedness and certain events of bankruptcy or insolvency.
As of April 30, 2019, $1,974.1 million was outstanding under the 2019 Credit Agreement. The current portion of such outstanding amount was $83.8 million and the long-term portion was $1,890.3 million. The weighted average interest rate for borrowings under the 2019 Credit Agreement was 4.10% for the six months ended April 30, 2019. The actual interest rate for borrowings under the 2019 Credit Agreement was 4.22% as of April 30, 2019. The deferred financing costs associated with the term loans part of the 2019 Credit Agreement totaled $12.0 million as of April 30, 2019 and are recorded as a direct deduction from the long-term liability. The deferred financing costs associated with the revolver part of the 2019 Credit Agreement totaled $8.9 million as of April 30, 2019 and are recorded within other long-term assets.
As a result of the refinancing, $0.8 million of unamortized deferred financing costs related to the 2017 Credit Agreement and $5.4 million of newly incurred financing costs related to the 2019 Credit Agreement were expensed as "Debt extinguishment charges" in the interim condensed consolidated statements of income.
Senior Notes due 2027
On February 11, 2019, the Company issued $500.0 million of 6.50% Senior Notes due March 1, 2027 (the "Senior Notes due 2027"). Interest on the Senior Notes due 2027 is payable semi-annually commencing on September 1, 2019. The Company's obligations under the Senior Notes due 2027 are guaranteed by its U.S. subsidiaries that guarantee the 2019 Credit Agreement, as described above. The Company used the net proceeds from the issuance of the Senior Notes due 2027, together with borrowings under the 2019 Credit Agreement, to fund the purchase price of the Caraustar Acquisition, to redeem all of the Senior Notes due 2019, to repay outstanding borrowings under the 2017 Credit Agreement, and to pay related fees and expenses. The deferred financing cost associated with the Senior Notes due 2027 totaled $2.8 million as of April 30, 2019 and are recorded as a direct deduction from the long-term liability.
Senior Notes due 2021
On July 15, 2011, Greif, Inc.’s wholly-owned subsidiary, Greif Nevada Holdings, Inc., S.C.S. issued €200.0 million of 7.375% Senior Notes due July 15, 2021 (the "Senior Notes due 2021"). The Senior Notes due 2021 are guaranteed on a senior basis by Greif, Inc. Interest on the Senior Notes due 2021 is payable semi-annually.
Senior Notes due 2019
On April 1, 2019, the Company redeemed all of its outstanding Senior Notes due 2019, which were issued by the Company on July 28, 2009 for $250.0 million. The total redemption price for the Senior Notes due 2019 was $253.9 million, which was equal to the aggregate principal amount outstanding of $250.0 million plus a premium of $3.9 million. The premium was recognized as a debt extinguishment cost. The payment of the redemption price was funded by borrowings under the Company’s 2019 Credit Agreement.
As a result of redeeming the Senior Notes due 2019, $0.7 million of unamortized deferred financing costs were expensed as "Debt extinguishment charges" in the interim condensed consolidated statements of income.
United States Trade Accounts Receivable Credit Facility
On September 26, 2018, the Company amended and restated its existing subsidiary receivables facility in the United States to establish a $150.0 million United States Trade Accounts Receivable Credit Facility (the "U.S. Receivables Facility") with a financial institution. The U.S. Receivables Facility matures on September 26, 2019. The $150.0 million outstanding balance under the U.S. Receivables Facility as of April 30, 2019 is reported in long-term debt in the interim condensed consolidated balance sheets because the Company intends to refinance the obligation on a long-term basis and has the intent and ability to consummate a long-term refinancing by exercising the renewal option in the agreement or entering into a new financing arrangement.
International Trade Accounts Receivable Credit Facilities
See Note 4 to the interim condensed consolidated financial statements for additional disclosures.
NOTE 10 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of April 30, 2019 and October 31, 2018:

	April 30, 2019
	Fair Value Measurement
(in millions)	Level 1	Level 2	Level 3	Total	Balance Sheet Location
Interest rate derivatives	$—	$7.9	$—	$7.9	Other current assets and other long-term assets
Interest rate derivatives	—	(8.0)	—	(8.0)	Other current liabilities and other long-term liabilities
Foreign exchange hedges	—	2.4	—	2.4	Other current assets
Foreign exchange hedges	—	(0.6)	—	(0.6)	Other current liabilities
Insurance annuity	—	—	20.0	20.0	Other long-term assets
Cross currency swap	—	8.1	—	8.1	Other current assets and other long-term assets
Total	$—	$9.8	$20.0	$29.8

	October 31, 2018
	Fair Value Measurement
(in millions)	Level 1	Level 2	Level 3	Total	Balance Sheet Location
Interest rate derivatives	$—	$16.5	$—	$16.5	Other current assets and other long-term assets
Foreign exchange hedges	—	2.6	—	2.6	Other current assets
Foreign exchange hedges	—	(0.7)	—	(0.7)	Other current liabilities
Insurance annuity	—	—	20.4	20.4	Other long-term assets
Cross currency swap	—	5.2	—	5.2	Other current assets and other long-term assets
Total	$—	$23.6	$20.4	$44.0
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of April 30, 2019 and October 31, 2018 approximate their fair values because of the short-term nature of these items and are not included in this table.
Interest Rate Derivatives
The Company has various borrowing facilities which charge interest based on the one month U.S. dollar LIBOR rate plus an interest spread. As of April 30, 2019, the Company entered into six interest rate swaps relating to the debt incurred during the quarter. These six interest rate swaps have a total notional amount of $1,300.0 million. The Company will begin to receive variable rate interest payments based upon one month U.S. dollar LIBOR, and in return the Company is obligated to pay interest at a weighted-average interest rate of 2.49% plus a spread.

In 2017, the Company entered into an interest rate swap with a notional amount of $300.0 million. As of February 1, 2017, the Company began to receive variable rate interest payments based upon one month U.S. dollar LIBOR, and in return the Company was obligated to pay interest at a fixed rate of 1.19% plus an interest spread. This effectively converted the borrowing rate on $300.0 million of debt from a variable rate to a fixed rate.
These derivatives are designated as cash flow hedges for accounting purposes. Accordingly, the gain or loss on these derivative instruments are reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transactions and in the same period during which the hedged transactions affect earnings. See Note 15 to the interim condensed consolidated financial statements for additional disclosures of the gain or loss included within other comprehensive income. The assumptions used in measuring fair value of these interest rate derivatives are considered level 2 inputs, which are based upon observable market rates, including LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements.
Gains reclassified to earnings under these contracts were $0.9 million and $1.8 million for the three and six months ended April 30, 2019, respectively. Gains reclassified to earnings under these contracts were $0.4 million and $0.5 million for the three and six months ended April 30, 2018, respectively. A derivative gain of $2.1 million, based upon interest rates at April 30, 2019, is expected to be reclassified from accumulated other comprehensive income to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of April 30, 2019, the Company had outstanding foreign currency forward contracts in the notional amount of $139.3 million ($194.4 million as of October 31, 2018). Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which are based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
Realized losses recorded in other expense, net under fair value contracts were $0.2 million and $1.6 million for the three months ended April 30, 2019, and 2018, respectively. Realized gains (losses) recorded in other expense, net under fair value were $0.6 million and $(2.1) million for the six months ended April 30, 2019 and 2018, respectively. The Company recognized in other expense, net an unrealized net gain (loss) of $(1.2) million and $2.0 million during the three months ended April 30, 2019 and 2018, respectively. The Company recognized in other expense, net an unrealized net gain (loss) of $1.8 million and $(1.1) million during the six months ended April 30, 2019 and 2018, respectively.
Cross Currency Swap
The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. On March 6, 2018, the Company entered into a cross currency interest rate swap agreement that synthetically swaps $100.0 million of fixed rate debt to Euro denominated fixed rate debt at a rate of 2.35%. The agreement is designated as a net investment hedge for accounting purposes and will mature on March 6, 2023. Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted or liquidated. Interest payments received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the interim condensed consolidated statements of income. For the three and six months ended April 30, 2019, gains recorded in interest expense, net under the cross currency swap agreement were $0.6 million and $1.2 million. For the three and six months ended April 30, 2018, gains recorded in interest expense, net under the cross currency swap agreement were $0.4 million. See Note 15 to the interim condensed consolidated financial statements for additional disclosure of the gain or loss included within other comprehensive income. The assumptions used in measuring fair value of the cross currency swap are considered level 2 inputs, which are based upon the Euro to United States Dollar exchange rate market.
Other Financial Instruments
The fair values of the Company’s 2019 Credit Agreement, 2017 Credit Agreement, and the Receivables Facility do not materially differ from carrying value as the Company’s cost of borrowing is variable and approximates current borrowing rates. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with ASC Topic 820, "Fair Value Measurements and Disclosures."

The following table presents the estimated fair values of the Company’s Senior Notes and assets held by special purpose entities:

(in millions)	April 30, 2019	October 31, 2018
Senior Notes due 2019 estimated fair value	$—	$257.4
Senior Notes due 2021 estimated fair value	$254.8	$263.4
Senior Notes due 2027 estimated fair value	517.1	—
Assets held by special purpose entities estimated fair value	51.8	51.6
Non-Recurring Fair Value Measurements
The Company recognized asset impairment charges of $2.1 million during the six months ended April 30, 2019 and $3.3 million for the six months ended April 30, 2018.
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the six months ended April 30, 2019 and 2018:

	Quantitative Information about Level 3 Fair Value Measurements
(in millions)	Fair Value of Impairment	Valuation Technique	Unobservable Input	Range of Input Values
April 30, 2019
Impairment of Net Assets Held for Sale	$2.1	Indicative Bids	Indicative Bids	N/A
Total	$2.1

April 30, 2018
Impairment of Net Assets Held for Sale	$0.4	Discounted Cash Flows	Discounted Cash Flows	N/A
Impairment of Long Lived Assets	$2.9	Discounted Cash Flows	Discounted Cash Flows	N/A
Total	$3.3
Long-Lived Assets
As a result of the Company measuring long-lived assets at fair value on a non-recurring basis, the Company recorded no impairment charges related to properties, plants and equipment or intangibles, net during the six months ended April 30, 2019 and $1.9 million related to properties, plants and equipment, net and $1.4 million related to intangible assets, net during the six months ended April 30, 2018.
The assumptions used in measuring fair value of long-lived assets are considered level 3 inputs, which include bids received from third parties, recent purchase offers, market comparable information and discounted cash flows based on assumptions that market participants would use.

Reclassification of Assets and Liabilities Held for Sale
During the six month period ended April 30, 2019, one asset group was reclassified to assets and liabilities held for sale, resulting in a $2.1 million impairment to net realizable value.
The assumptions used in measuring fair value of assets and liabilities held for sale are considered level 3 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers.
NOTE 11 — INCOME TAXES
The Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) includes several provisions which are first effective for the Company in 2019, including a new limitation on deductible interest expense, current taxation of global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries, and a tax benefit for foreign-derived intangible income (“FDII”). As of April 30, 2019, significant guidance with respect to the Tax Reform Act remains proposed or outstanding. Several components of the current year tax expense remain estimates and are primarily based upon the proposed regulations and other guidance released by the Internal Revenue Service and the U.S.Treasury. The most significant estimates relate to GILTI and FDII, and these estimates are included as period costs in the estimated annual effective tax rate.
The Company completed the Caraustar Acquisition on February 11, 2019. The Company recorded a preliminary net deferred tax liability of $185.7 million, which was primarily related to intangible assets that cannot be amortized for tax purposes. See Note 3 to the interim condensed consolidated financial statements for additional disclosures.
Income tax expense for the quarter and year to date was computed in accordance with ASC 740-270 "Income Taxes - Interim Reporting." Under this method, losses from jurisdictions for which a valuation allowance has been provided have not been included in the amount to which the ASC 740-270 rate was applied. Income tax expense of the Company fluctuates primarily due to changes in losses and income from jurisdictions for which a valuation allowance has been provided, the timing of recognition of the related tax expense under ASC 740-270, and the impact of discrete items in the respective quarter.
For the six months ended April 30, 2019, income tax expense was $31.5 million compared to $5.5 million for the six months ended April 30, 2018. The increase to income tax expense for the six months ended April 30, 2019 was primarily attributable to the favorable impacts of the Tax Reform Act recorded in the second quarter of 2018.
NOTE 12 — POST RETIREMENT BENEFIT PLANS
The components of net periodic pension cost include the following:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2019	2018	2019	2018
Service cost	$3.8	$3.3	$6.3	$6.6
Interest cost	8.7	4.6	13.9	9.2
Expected return on plan assets	(6.2)	(6.1)	(12.4)	(12.2)
Amortization of prior service (benefit) cost	(3.0)	3.6	(1.2)	7.2
Net periodic pension cost	$3.3	$5.4	$6.6	$10.8
Contributions, including benefits paid directly by the Company, to the pension plans were $11.8 million and $13.5 million, in the six months ended April 30, 2019 and 2018, respectively.
The components of net periodic cost for post-retirement benefits include the following:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2019	2018	2019	2018
Interest cost	$0.1	$0.1	$0.2	$0.2
Amortization of prior service benefit	(0.4)	(0.4)	(0.8)	(0.8)
Net periodic post-retirement benefit	$(0.3)	$(0.3)	$(0.6)	$(0.6)
The components of net periodic pension cost and net periodic post-retirement benefit, other than the service cost components, are included in the line item "Other expense, net" in the interim condensed consolidated statements of income.
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
The Company is currently involved in legal proceedings outside of the United States related to various wrongful termination lawsuits filed by former employees and benefit claims filed by some existing employees of the Company's Flexible Products & Services segment.  The lawsuits include claims for severance for employment periods prior to the Company’s ownership in the business.  As of April 30, 2019 and October 31, 2018, the estimated liability recorded related to these matters were $1.7 million and $2.0 million, respectively.  The estimated liability has been determined based on the number of active cases and the settlements and rulings on previous cases.  It is reasonably possible the estimated liability could increase if additional cases are filed or adverse rulings are made.
Since 2017, three reconditioning facilities in the Milwaukee, Wisconsin area that are owned by Container Life Cycle Management LLC ("CLCM"), the Company’s U.S. reconditioning joint venture company, have been subject to investigations conducted by federal, state and local governmental agencies concerning, among other matters, potential violations of environmental laws and regulations. As a result of these investigations, the United States Environmental Protection Agency (“U.S. EPA”) and the Wisconsin Department of Natural Resources (“WDNR”) have issued notices of violations to the Company and CLCM regarding violations of certain federal and state environmental laws and regulations. The remedies being sought in these proceedings include compliance with the applicable environmental laws and regulations as being interpreted by the U.S. EPA and WDNR and monetary sanctions. The Company has cooperated with the governmental agencies in these investigations and proceedings. As of June 7, 2019, no material citations have been issued or material fines assessed with respect to any violation of environmental laws and regulations. Since these proceedings are in their investigative stage, the Company is unable to predict the outcome of these proceedings or estimate a range of reasonable possible monetary sanctions or costs associated with any remedial actions that may be required or requested by the U.S. EPA or WDNR.
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
As a result of the Caraustar Acquisition, the Company acquired The Newark Group, Inc., a subsidiary of Caraustar (“Newark”), and became subject to Newark’s Lower Passaic River environmental and litigation liability. By letters dated February 14, 2006 and June 2, 2006, the United States Environment Protection Agency (“EPA”) notified Newark of its potential liability under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) relating to the Diamond Alkali Superfund Site, which includes a 17-mile stretch of the Lower Passaic River that EPA has denominated the Lower Passaic River Study Area (“LPRSA”). Newark is one of at least 70 potentially responsible parties (“PRPs”) identified in this case. The EPA alleges that hazardous substances were released from Newark’s now-closed Newark, New Jersey recycled paperboard mill into the Lower Passaic River. The EPA informed the Company that it may be potentially liable for response costs that the government may incur relating to the study of the LPRSA and for unspecified natural resource damages.
In April 2014, EPA issued a Focused Feasibility Study that proposed alternatives for the remediation of the lower 8 miles of the Lower Passaic River. On March 3, 2016, EPA issued its Record of Decision for the lower 8 miles of the Lower Passaic River, which presented a bank-to-bank dredging remedy selected by the agency for the lower 8 miles and which EPA estimates will cost approximately $1.38 billion to implement. Newark is participating in an allocation process to determine its allocable share.
On June 30, 2018, Occidental Chemical Corporation (“OCC”) filed litigation in the U.S. District Court for the District of New Jersey styled Occidental Chemical Corp. v. 21st Century Fox America, Inc., et al., Civil Action No. 2:18-CV-11273 (D.N.J.), that names Newark and approximately 119 other parties as defendants. OCC’s Complaint alleges claims under CERCLA against all defendants for cost recovery, contribution, and declaratory judgment for costs OCC allegedly has incurred and will incur at the Diamond Alkali Superfund Site. The litigation is in its early stages, and we intend to vigorously defend ourselves in this litigation.
We have not yet completed our assessment of these matters as part of our purchase price allocation, but expect to do so during the third fiscal quarter. It is possible that, once we finalize our purchase price allocation, we could record a material environmental reserve related to the acquisition. Further, it is possible that there could be resolution of uncertainties in the future that would require the Company to record charges, which could be material to future earnings.

Environmental Reserves
As of April 30, 2019 and October 31, 2018, environmental reserves were $7.0 million and $6.8 million, respectively, and were recorded on an undiscounted basis. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. As of April 30, 2019 and October 31, 2018, environmental reserves of the Company included $3.6 million and $3.7 million, respectively, for various European drum facilities acquired from Blagden and Van Leer; $0.1 million and $0.2 million, respectively, for its various container life cycle management and recycling facilities acquired in 2011 and 2010; $0.5 million and $0.9 million, respectively, for remediation of sites no longer owned by the Company; $1.9 million and $1.0 million, respectively, for landfill closure obligations in the Company's Paper Packaging & Services segment; and $0.9 million and $1.0 million, respectively, for various other facilities around the world.
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
The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding

*Diluted Class B EPS calculation is identical to Basic Class B calculation

The following table provides EPS information for each period, respectively:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2019	2018	2019	2018
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$13.6	$45.1	$43.3	$101.6
Cash dividends	(26.1)	(24.8)	(51.8)	(49.3)
Undistributed net income (loss) attributable to Greif, Inc.	$(12.5)	$20.3	$(8.5)	$52.3
The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.
Common Stock Repurchases
The Board of Directors has authorized the Company to repurchase shares of the Company's Class A Common Stock or Class B Common Stock or any combination of the foregoing. As of April 30, 2019, the remaining amount of shares that may be repurchased under this authorization was 4,703,487. There have been no shares repurchased under this program from November 1, 2018 through April 30, 2019.
The following table summarizes the Company’s Class A and Class B common and treasury shares as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
April 30, 2019
Class A Common Stock	128,000,000	42,281,920	26,257,943	16,023,977
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275

October 31, 2018
Class A Common Stock	128,000,000	42,281,920	25,941,279	16,340,641
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Class A Common Stock:
Basic shares	26,250,460	25,934,680	26,120,946	25,890,495
Assumed conversion of restricted shares	4,652	—	1,134	—
Diluted shares	26,255,112	25,934,680	26,122,080	25,890,495
Class B Common Stock:
Basic and diluted shares	22,007,725	22,007,725	22,007,725	22,007,725

NOTE 15 — EQUITY AND COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in equity for the three and six month periods ended April 30, 2019 (Dollars in millions, shares in thousands):

	Three-Month Period Ended April 30, 2019
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of January 31, 2019	48,241	$161.5	28,601	$(134.8)	$1,471.9	$(379.4)	$1,119.2	$52.3	$1,171.5
Net income					13.6		13.6	7.5	21.1
Other comprehensive income (loss):
Foreign currency translation						(12.7)	(12.7)	(2.0)	(14.7)
Derivative financial instruments, net of income tax benefit of $5.3 million						(10.0)	(10.0)		(10.0)
Minimum pension liability adjustment, net of immaterial income tax						0.7	0.7		0.7
Comprehensive loss							(8.4)		(2.9)
Current period mark to redemption value of redeemable noncontrolling interest					0.8		0.8		0.8
Net income allocated to redeemable noncontrolling interests							—	(0.5)	(0.5)
Dividends paid to Greif, Inc. shareholders ($0.44 and $0.66 per Class A share and Class B share, respectively)					(26.1)		(26.1)		(26.1)
Dividends paid to noncontrolling interests and other							—	(7.5)	(7.5)
Restricted stock directors	25	1.1	(25)	—			1.1		1.1
As of April 30, 2019	48,266	$162.6	28,576	$(134.8)	$1,460.2	$(401.4)	$1,086.6	$49.8	$1,136.4

	Six-Month Period Ended April 30, 2019
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2018	47,949	$150.5	28,893	$(135.4)	$1,469.8	$(377.1)	$1,107.8	$46.4	$1,154.2
Net income					43.3		43.3	13.6	56.9
Other comprehensive loss:
Foreign currency translation						(8.5)	(8.5)	(1.0)	(9.5)
Derivative financial instruments, net of income tax benefit of $3.4 million						(15.7)	(15.7)		(15.7)
Minimum pension liability adjustment, net of immaterial income tax						(0.1)	(0.1)		(0.1)
Comprehensive income							19.0		31.6
Adoption of ASU 2016-16					(2.1)		(2.1)		(2.1)
Current period mark to redemption value of redeemable noncontrolling interest					1.0		1.0		1.0
Net income allocated to redeemable noncontrolling interests							—	(1.3)	(1.3)
Dividends paid to Greif, Inc. shareholders ($0.88 and $1.31 per Class A share and Class B share, respectively)					(51.8)		(51.8)		(51.8)
Dividends paid to noncontrolling interests and other							—	(7.9)	(7.9)
Restricted stock directors	25	1.1	(25)				1.1		1.1
Long-term incentive shares issued	292	11.0	(292)	0.6			11.6		11.6
As of April 30, 2019	48,266	$162.6	28,576	$(134.8)	$1,460.2	$(401.4)	$1,086.6	$49.8	$1,136.4

The following table summarizes the changes in equity for the three and six month periods ended April 30, 2018 (Dollars in millions, shares in thousands):

	Three-Month Period Ended April 30, 2018
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of January 31, 2018	47,925	$149.1	28,917	$(135.5)	$1,390.5	$(316.6)	$1,087.5	$39.0	$1,126.5
Net income					45.1		45.1	6.8	51.9
Other comprehensive income (loss):
Foreign currency translation						(26.3)	(26.3)	—	(26.3)
Interest rate derivative, net of income tax benefit of $0.3 million						1.4	1.4		1.4
Minimum pension liability adjustment, net of immaterial income tax						2.7	2.7		2.7
Comprehensive income							22.9		29.7
Current period mark to redemption value of redeemable noncontrolling interest					(0.4)		(0.4)		(0.4)
Net income allocated to redeemable noncontrolling interests							—	(0.8)	(0.8)
Dividends paid to Greif, Inc. shareholders ($0.42 and $0.63 per Class A share and Class B share, respectively)					(24.8)		(24.8)		(24.8)
Dividends paid to noncontrolling interests							—	(2.2)	(2.2)
Restricted stock directors	21	1.0	(21)	—			1.0		1.0
Long-term incentive shares issued	3	0.2	(3)	0.1			0.3		0.3
As of April 30, 2018	47,949	$150.3	28,893	$(135.4)	$1,410.4	$(338.8)	$1,086.5	$42.8	$1,129.3

	Six-Month Period Ended April 30, 2018
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2017	47,843	$144.2	28,999	$(135.6)	$1,360.5	$(358.2)	$1,010.9	$36.6	$1,047.5
Net income					101.6		101.6	10.4	112.0
Other comprehensive income (loss):
Foreign currency translation						11.7	11.7	0.4	12.1
Interest rate derivative, net of income tax expense of $1.8 million					(0.6)	5.9	5.3		5.3
Minimum pension liability adjustment, net of immaterial income tax						1.8	1.8		1.8
Comprehensive income							120.4		131.2
Current period mark to redemption value of redeemable noncontrolling interest					(1.8)		(1.8)		(1.8)
Net income allocated to redeemable noncontrolling interests							—	(1.9)	(1.9)
Dividends paid to Greif, Inc. shareholders ($0.84 and $1.25 per Class A share and Class B share, respectively)					(49.3)		(49.3)		(49.3)
Dividends paid to noncontrolling interests							—	(2.7)	(2.7)
Restricted stock directors	21	1.0	(21)	—			1.0		1.0
Long-term incentive shares issued	85	5.1	(85)	0.2			5.3		5.3
As of April 30, 2018	47,949	$150.3	28,893	$(135.4)	$1,410.4	$(338.8)	$1,086.5	$42.8	$1,129.3

The following table provides the rollforward of accumulated other comprehensive loss for the six months ended April 30, 2019:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2018	$(292.8)	$13.4	$(97.7)	$(377.1)
Other Comprehensive Loss	(8.5)	(15.7)	(0.1)	(24.3)
Current-period Other Comprehensive Loss	(8.5)	(15.7)	(0.1)	(24.3)
Balance as of April 30, 2019	$(301.3)	$(2.3)	$(97.8)	$(401.4)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the six months ended April 30, 2018:

(in millions)	Foreign Currency Translation	Interest Rate Derivative	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2017	$(249.3)	$5.1	$(114.0)	$(358.2)
Other Comprehensive Income	11.7	5.9	1.8	19.4
Current-period Other Comprehensive Income	11.7	5.9	1.8	19.4
Balance as of April 30, 2018	$(237.6)	$11.0	$(112.2)	$(338.8)
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
On February 11, 2019, the Company completed the Caraustar Acquisition. Caraustar sells a variety of specialty paper products which complement the Company's Paper Packaging & Services specialty portfolio. The results of Caraustar are recorded within the Paper Packaging & Services segment while the Company evaluates the impact of the Caraustar Acquisition on its reportable business segments.
The following tables present net sales disaggregated by geographic area for each reportable segment for the three and six months ended April 30, 2019:

	Three Months Ended April 30,2019
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Rigid Industrial Packaging & Services	$232.9	$283.7	$115.0	$631.6
Paper Packaging & Services	491.6	—	6.0	497.6
Flexible Products & Services	8.6	60.7	7.7	77.0
Land Management	7.1	—	—	7.1
Total net sales	$740.2	$344.4	$128.7	$1,213.3

	Six Months Ended April 30,2019
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Rigid Industrial Packaging & Services	$458.4	$535.6	$235.5	$1,229.5
Paper Packaging & Services	708.9	—	6.0	714.9
Flexible Products & Services	16.7	120.0	15.4	152.1
Land Management	13.8	—	—	13.8
Total net sales	$1,197.8	$655.6	$256.9	$2,110.3

The following tables present net sales disaggregated by geographic area for each reportable segment for the three and six months ended April 30, 2018:

	Three Months Ended April 30,2018
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Rigid Industrial Packaging & Services	$233.4	$301.6	$127.7	$662.7
Paper Packaging & Services	213.9	—	—	213.9
Flexible Products & Services	8.6	69.1	6.4	84.1
Land Management	7.6	—	—	7.6
Total net sales	$463.5	$370.7	$134.1	$968.3

	Six Months Ended April 30,2018
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Rigid Industrial Packaging & Services	$447.7	$568.1	$262.3	$1,278.1
Paper Packaging & Services	417.7	—	—	417.7
Flexible Products & Services	16.7	133.9	13.5	164.1
Land Management	14.1	—	—	14.1
Total net sales	$896.2	$702.0	$275.8	$1,874.0

The following segment information is presented for the periods indicated:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2019	2018	2019	2018
Operating profit:
Rigid Industrial Packaging & Services	$47.0	$47.2	$70.3	$78.4
Paper Packaging & Services	30.2	33.0	65.5	60.9
Flexible Products & Services	11.2	5.0	17.2	8.2
Land Management	2.2	2.5	4.8	5.7
Total operating profit	$90.6	$87.7	$157.8	$153.2

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$18.7	$21.1	$38.4	$41.7
Paper Packaging & Services	34.2	8.4	43.0	16.7
Flexible Products & Services	1.6	1.8	3.3	3.6
Land Management	1.0	1.1	2.1	2.1
Total depreciation, depletion and amortization expense	$55.5	$32.4	$86.8	$64.1

The following table presents total assets by segment and total properties, plants and equipment, net by geographic area:

(in millions)	April 30, 2019	October 31, 2018
Assets:
Rigid Industrial Packaging & Services	$2,069.2	$1,963.0
Paper Packaging & Services	2,683.8	474.3
Flexible Products & Services	155.5	153.9
Land Management	349.7	347.2
Total segments	5,258.2	2,938.4
Corporate and other	252.2	256.4
Total assets	$5,510.4	$3,194.8

Properties, plants and equipment, net:
United States	$1,305.7	$796.3
Europe, Middle East and Africa	260.7	276.9
Asia Pacific and other Americas	119.0	118.7
Total properties, plants and equipment, net	$1,685.4	$1,191.9
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
The following table summarizes the change in mandatorily redeemable noncontrolling interest for the six months ended April 30, 2019:

(in millions)	Mandatorily Redeemable Noncontrolling Interest
Balance as of October 31, 2018	$8.6
Current period mark to redemption value	(0.6)
Balance as of April 30, 2019	$8.0
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
On November 15, 2018, one of the noncontrolling interest owners related to one of the Paper Packaging & Services joint ventures exercised their put option for all of their ownership interest. As of April 30, 2019, the Company made a payment for approximately $10.1 million to the noncontrolling interest owner. The Company also entered into a Stock Purchase Agreement with another noncontrolling interest owner related to the same Paper Packaging & Services joint venture, pursuant to which the owner received a $1.8 million payment for certain of its equity.

Redeemable noncontrolling interests are reflected in the interim condensed consolidated balance sheets at redemption value. The following table summarizes the change in redeemable noncontrolling interest for the six months ended April 30, 2019:

(in millions)	Redeemable Noncontrolling Interest
Balance as of October 31, 2018	$35.5
Current period mark to redemption value	(1.0)
Repurchase of redeemable shareholder interest	(11.9)
Redeemable noncontrolling interest share of income and other	1.3
Dividends to redeemable noncontrolling interest and other	0.4
Balance as of April 30, 2019	$24.3
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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our interim condensed consolidated balance sheets as of April 30, 2019 and October 31, 2018, and for the interim condensed consolidated statements of income for the three and six months ended April 30, 2019 and 2018. This discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 (the “2018 Form 10-K”). Readers are encouraged to review the entire 2018 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, whether expressed in or implied by the statements. Such risks and uncertainties that might cause a difference include, but are not limited to, the following: (i) historically, our business has been sensitive to changes in general economic or business conditions, (ii) we may not successfully implement our business strategies, including achieving our transformation and growth objectives, (iii) our operations subject us to currency exchange and political risks that could adversely affect our results of operations, (iv) the current and future challenging global economy and disruption and volatility of the financial and credit markets may adversely affect our business, (v) the continuing consolidation of our customer base and suppliers may intensify pricing pressure, (vi) we operate in highly competitive industries, (vii) our business is sensitive to changes in industry demands, (viii) raw material and energy price fluctuations and shortages may adversely impact our manufacturing operations and costs, (ix) changes in U.S. trade policies could impact the cost of imported goods into the U.S., which may materially impact our revenues or increase our operating costs, (x) the results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, (xi) geopolitical conditions, including direct or indirect acts of war or terrorism, could have a material adverse effect on our operations and financial results, (xii) we may encounter difficulties arising from acquisitions, including the inability to realize projected synergies (xiii) in connection with acquisitions or divestitures, we may become subject to liabilities (xiv) we may incur additional restructuring costs and there is no guarantee that our efforts to reduce costs will be successful, (xv) we could be subject to changes in our tax rates, the adoption of new U.S. or foreign tax legislation or exposure to additional tax liabilities, (xvi) full realization of our deferred tax assets may be affected by a number of factors, (xvii) several operations are conducted by joint ventures that we cannot operate solely for our benefit, (xviii) certain of the agreements that govern our joint ventures provide our partners with put or call options, (xix) our ability to attract, develop and retain talented and qualified employees, managers and executives is critical to our success, (xx) our business may be adversely impacted by work stoppages and other labor relations matters, (xxi) we may not successfully identify illegal immigrants in our workforce, (xxii) our pension and postretirement plans are underfunded and will require future cash contributions and our required future cash contributions could be higher than we expect, each of which could have a material adverse effect on our financial condition and liquidity, (xxiii) we may be subject to losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage, (xxiv) our business depends on the uninterrupted operations of our facilities, systems and business functions, including our information technology and other business systems, (xxv) a security breach of customer, employee, supplier or Company information may have a material adverse effect on our business, financial condition and results of operations, (xxvi) legislation/regulation related to environmental and health and safety matters and corporate social responsibility could negatively impact our operations and financial performance, (xxvii) product liability claims and other legal proceedings could adversely affect our operations and financial performance, (xxviii) we may incur fines or penalties, damage to our reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws, (xxix) changing climate, climate change regulations and greenhouse gas effects may adversely affect our operations and financial performance, (xxx) the frequency and volume of our timber and timberland sales will impact our financial performance, (xxxi) changes in U.S. generally accepted accounting principles (U.S. GAAP) and SEC rules and regulations could materially impact our reported results, (xxxii) if we fail to maintain an effective system of internal control, we may not be able to accurately report financial results or prevent fraud, and (xxxiii) we have a significant amount of goodwill and long-lived assets which, if impaired in the future, would adversely impact our results of operations. The risks described above are not all-inclusive, and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. For a detailed discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, see “Risk Factors” in Part I, Item 1A of our most recently filed Form 10-K and our other filings with the Securities and Exchange Commission. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

We produce and sell containerboard, corrugated sheets, corrugated containers, and other corrugated and specialty products to customers in North America. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, building products, automotive components, books and furniture, as well as numerous other applications. We also produce and sell coated and uncoated recycled paperboard, which we use to produce industrial products (tubes and cores, construction products, protective packaging, and adhesives) and consumer packaging products (folding cartons, set-up boxes, and packaging services), that we sell. In addition, we purchase and sell recycled fiber. Customer industries and end markets include food and food services, packaging, automotive, and building and housing products.
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
As of April 30, 2019, we owned approximately 251,000 acres of timber properties in the southeastern United States. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use properties, which consist of surplus properties, higher and better use (“HBU”) properties and development properties.

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
Our critical accounting policies are discussed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2018 Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the interim condensed consolidated financial statements with useful and reliable information about our results of operations and financial condition. No material changes to our critical accounting policies, as previously disclosed, have occurred during the first six months of 2019, except for changes to our business combination and revenue recognition policies as discussed below and in Note 2 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q.
Business Combinations
We completed our acquisition of Caraustar Industries, Inc. (“Caraustar”) on February 11, 2019 (the “Caraustar Acquisition”). As a result of this acquisition, the portfolio of products in our Paper Packaging and Services segment significantly expanded. Caraustar's results of operations have been included in our financial results for the period subsequent to the acquisition date.
Under the acquisition method of accounting, we allocate the fair value of purchase consideration transferred to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on estimates and assumptions determined by management. The excess purchase consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, is recorded as goodwill.
When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
See Note 3 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q.
Recently Issued and Newly Adopted Accounting Standards
See Note 1 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q for a detailed description of recently issued and newly adopted accounting standards.
RESULTS OF OPERATIONS
The following comparative information is presented for the three and six months ended April 30, 2019 and 2018. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.
Items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A — Risk Factors, of the 2018 Form 10-K. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.
The non-GAAP financial measure of Adjusted EBITDA is used throughout the following discussion of our results of operations, both for our consolidated and segment results. For our consolidated results, EBITDA, also a non-GAAP financial measure, is defined as net income, plus interest expense, net, including debt extinguishment charges, plus income tax expense, plus depreciation, depletion and amortization. Adjusted EBITDA is defined as net income, plus interest expense, net, including debt extinguishment charges, plus income tax expense, plus depreciation, depletion and amortization expense, plus restructuring charges, plus acquisition-related costs, plus non-cash impairment charges, less (gain) loss on disposal of properties, plants, equipment and businesses, net. Since we do not calculate net income by business segment, Adjusted EBITDA by business segment is reconciled to operating profit by business segment less other (income) expense, net, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization expense, plus restructuring charges, plus acquisition-related costs, plus non-cash asset impairment charges, less (gain) loss on disposal of properties, plants, equipment and businesses, net. We use Adjusted EBITDA as one of the financial measures to evaluate our historical and ongoing operations and believe that this non-GAAP financial measure is useful to enable investors to perform meaningful comparisons of our historical and current performance. In addition, we present our U.S. and non-U.S. income before income taxes after eliminating the impact of non-cash asset impairment charges, non-cash pension settlement charges, restructuring charges, debt extinguishment charges, acquisition-related costs and (gains) losses on sales of businesses, net, which are non-GAAP financial measures.  We believe that excluding the impact of these adjustments enable investors to perform a meaningful comparison of the geographic source of our income before income tax expense and is information that investors find valuable.  The foregoing non-GAAP financial measures are intended to supplement and should be read together with our financial results. These non-GAAP financial measures should not be considered an alternative or substitute for, and should not be considered superior to, our reported financial results. Accordingly, users of this financial information should not place undue reliance on the non-GAAP financial measures.
Second Quarter Results
The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our business segments for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,
(in millions)	2019	2018
Net sales:
Rigid Industrial Packaging & Services	$631.6	$662.7
Paper Packaging & Services	497.6	213.9
Flexible Products & Services	77.0	84.1
Land Management	7.1	7.6
Total net sales	$1,213.3	$968.3
Operating profit:
Rigid Industrial Packaging & Services	$47.0	$47.2
Paper Packaging & Services	30.2	33.0
Flexible Products & Services	11.2	5.0
Land Management	2.2	2.5
Total operating profit	$90.6	$87.7
EBITDA:
Rigid Industrial Packaging & Services	$62.5	$66.3
Paper Packaging & Services	65.4	41.1
Flexible Products & Services	12.8	7.4
Land Management	3.2	3.6
Total EBITDA	$143.9	$118.4
Adjusted EBITDA:
Rigid Industrial Packaging & Services	$68.9	$71.6
Paper Packaging & Services	82.1	41.1
Flexible Products & Services	7.7	7.4
Land Management	3.3	3.2
Total Adjusted EBITDA	$162.0	$123.3

The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,
(in millions)	2019	2018
Net income	$21.1	$51.9
Plus: interest expense, net	33.9	13.0
Plus: debt extinguishment charges	21.9	—
Plus: income tax expense (benefit)	11.5	21.1
Plus: depreciation, depletion and amortization expense	55.5	32.4
EBITDA	$143.9	$118.4
Net income	$21.1	$51.9
Plus: interest expense, net	33.9	13.0
Plus: debt extinguishment charges	21.9	—
Plus: income tax expense (benefit)	11.5	21.1
Plus: other expense, net	2.3	2.5
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.1)	(0.8)
Operating profit	90.6	87.7
Less: other expense, net	2.3	2.5
Less: equity earnings of unconsolidated affiliates, net of tax	(0.1)	(0.8)
Plus: depreciation, depletion and amortization expense	55.5	32.4
EBITDA	$143.9	$118.4
Plus: restructuring charges	7.5	6.0
Plus: acquisition-related costs	13.8	—
Plus: non-cash asset impairment charges	—	0.4
Plus: gain on disposal of properties, plants, equipment, and businesses, net	(3.2)	(1.5)
Adjusted EBITDA	$162.0	$123.3

The following table sets forth EBITDA and Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,
(in millions)	2019	2018
Rigid Industrial Packaging & Services
Operating profit	47.0	47.2
Less: other (income) expense, net	3.3	2.8
Less: equity earnings of unconsolidated affiliates, net of tax	(0.1)	(0.8)
Plus: depreciation and amortization expense	18.7	21.1
EBITDA	$62.5	$66.3
Plus: restructuring charges	4.4	6.0
Plus: acquisition-related costs	0.2	—
Plus: non-cash asset impairment charges	—	0.4
Less: (gain) loss on disposal of properties, plants, equipment, and businesses, net	1.8	(1.1)
Adjusted EBITDA	$68.9	$71.6
Paper Packaging & Services
Operating profit	30.2	33.0
Less: other (income) expense, net	(1.0)	0.3
Plus: depreciation and amortization expense	34.2	8.4
EBITDA	$65.4	$41.1
Plus: restructuring charges	3.0	—
Plus: acquisition-related costs	13.6	—
Less: (gain) loss on disposal of properties, plants, equipment, net	0.1	—
Adjusted EBITDA	$82.1	$41.1
Flexible Products & Services
Operating profit	11.2	5.0
Less: other (income) expense, net	—	(0.6)
Plus: depreciation and amortization expense	1.6	1.8
EBITDA	$12.8	$7.4
Less: (gain) loss on disposal of properties, plants, equipment, net	(5.1)	—
Adjusted EBITDA	$7.7	$7.4
Land Management
Operating profit	2.2	2.5
Plus: depreciation, depletion and amortization expense	1.0	1.1
EBITDA	$3.2	$3.6
Plus: restructuring charges	0.1	—
Less: (gain) loss on disposal of properties, plants, equipment, net	—	(0.4)
Adjusted EBITDA	$3.3	$3.2
Net Sales
Net sales were $1,213.3 million for the second quarter of 2019 compared with $968.3 million for the second quarter of 2018. The 25.3 percent increase was primarily due to the sales contributed by the acquired Caraustar operations, partially offset by lower volumes certain in regions. See the "Segment Review" below for additional information on net sales by segment for the second quarter of 2019.
Gross Profit

Gross profit was $248.7 million for the second quarter of 2019 compared with $195.3 million for the second quarter of 2018. The respective reasons for the change in each segment are described below in the “Segment Review.” Gross profit margin was 20.5 percent for the second quarter of 2019 compared with 20.2 percent for the second quarter of 2018.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $140.0 million for the second quarter of 2019 and $102.7 million for the second quarter of 2018. This increase was primarily due to expenses attributable to the acquired Caraustar operations, partially offset by a decrease in salaries and benefits costs. SG&A expenses were 11.5 percent of net sales for the second quarter of 2019 compared with 10.6 percent of net sales for the second quarter of 2018.
Restructuring Charges
Restructuring charges were $7.5 million for the second quarter of 2019 compared with $6.0 million for the second quarter of 2018. See Note 7 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information on the restructuring charges reported for the second quarter of 2019.
Gain on Disposal of Properties, Plants and Equipment, net
The gain on disposal of properties, plants and equipment, net was $4.9 million and $1.5 million for the second quarter of 2019 and 2018, respectively. See Note 5 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information on the gain reported for the second quarter of 2019.
Loss on Disposal of Businesses, net
The loss on disposal of business, net was $1.7 million for the second quarter of 2019. There was no gain on disposal of businesses, net for the second quarter of 2018. See Note 3 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information on the loss reported for the second quarter of 2019.
Financial Measures
Operating profit was $90.6 million for the second quarter of 2019 compared with $87.7 million for the second quarter of 2018. Net income was $21.1 million for the second quarter of 2019 compared with $51.9 million for the second quarter of 2018. Adjusted EBITDA was $162.0 million for the second quarter of 2019 compared with $123.3 million for the second quarter of 2018. The $38.7 million increase in Adjusted EBITDA was primarily due to the contribution from the acquired Caraustar operations and an increase in selling prices on our primary products as a result of strategic pricing decisions.
Trends
We anticipate the global macroeconomic conditions to continue to remain choppy through 2019 depending on the region and end use segment.  In our Paper Packaging & Services business segment, containerboard demand is expected to remain soft in the U.S. and the rest of the world during the remainder of the fiscal year.  In our Rigid Industrial Packaging & Services business segment, we anticipate continued softness in Western and Central Europe, China and the U.S. Gulf region, partially offset by positive overall demand patterns in other regions, like Eastern Europe, the Middle East and Southern Europe and slight improvement in the second half of the calendar year in chemical end use segments. Raw material prices for steel, resin and old corrugated containers are expected to remain volatile, but transportation costs are expected to be relatively stable for the remainder of 2019.
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
Net sales decreased 4.7 percent to $631.6 million for the second quarter of 2019 compared with $662.7 million for the second quarter of 2018. The $31.1 million decrease in net sales was due primarily to the impact of foreign currency translation and decreased volume in certain regions, partially offset by an increase in selling prices due to strategic pricing decisions.
Gross profit was $121.0 million for the second quarter of 2019 compared with $124.9 million for the second quarter of 2018. The $3.9 million decrease in gross profit was primarily due to the same factors that impacted net sales. Gross profit margin increased to 19.2 percent from 18.8 percent for the three months ended April 30, 2019 and 2018, respectively.
Operating profit was $47.0 million for the second quarter of 2019 compared with operating profit of $47.2 million for the second quarter of 2018. Adjusted EBITDA was $68.9 million for the second quarter of 2019 compared with $71.6 million for the second quarter of 2018. The $2.7 million decrease was due to the same factors that impacted net sales, partially offset by a reduction in segment SG&A expense.
Paper Packaging & Services
Our Paper Packaging & Services segment produces and sells containerboard, corrugated sheets, corrugated containers, and other corrugated and specialty products to customers in North America. We also produce and sell coated and uncoated recycled paperboard, which we use to produce industrial products (tubes and cores, construction products, protective packaging, and adhesives) and consumer packaging products (folding cartons, set-up boxes, and packaging services) that we sell. In addition, we purchase and sell recycled fiber. Key factors influencing profitability in the Paper Packaging & Services segment are:

•	Selling prices, product mix, customer demand and sales volumes;

•	Raw material costs, primarily old corrugated containers;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System; and

•	Restructuring charges.
Net sales increased 132.6 percent to $497.6 million for the second quarter of 2019 compared with $213.9 million for the second quarter of 2018, primarily due to $293.3 million of contribution from the acquired Caraustar operations, partially offset by lower containerboard sales volumes.
Gross profit was $108.3 million for the second quarter of 2019 compared with $49.9 million for the second quarter of 2018. The increase in gross profit was primarily due to $56.3 million of contribution from the acquired Caraustar operations. Gross profit margin was 21.8 percent and 23.3 percent for the second quarters of 2019 and 2018, respectively. The decrease in gross profit margin was primarily due to lower gross profit margin related to the acquired Caraustar operations.
Operating profit was $30.2 million for the second quarter of 2019 compared with $33.0 million for the second quarter of 2018. Adjusted EBITDA was $82.1 million for the second quarter of 2019 compared with $41.1 million for the second quarter of 2018. The $41.0 million increase in Adjusted EBITDA was due primarily to $34.9 million of contribution from the acquired Caraustar operations and a reduction in segment SG&A expenses. The movement in operating profit remained flat in comparison to Adjusted EBITDA due to restructuring and acquisition-related costs.
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
Net sales decreased $7.1 million to $77.0 million for the second quarter of 2019 compared with $84.1 million for the second quarter of 2018. The decrease was primarily due to the impact of foreign currency translation and volume decreases, partially offset by product mix.
Gross profit was $16.6 million for the second quarter of 2019 compared with $17.6 million for the second quarter of 2018. The decrease was primarily due to lower sales, partially offset by manufacturing efficiencies. The increase in gross profit margin to 21.6 percent for the second quarter of 2019 from 20.9 percent for the second quarter of 2018 was primarily due to manufacturing efficiencies and the impact of foreign currency translation.
Operating profit was $11.2 million for the second quarter of 2019 compared with $5.0 million for the second quarter of 2018. The increase in operating profit was primarily due to a $5.1 million gain on disposal of properties, plants and equipment. Adjusted EBITDA was $7.7 million for the second quarter of 2019 compared with $7.4 million for the second quarter of 2018. The increase in Adjusted EBITDA was primarily due to a reduction in segment SG&A expense, partially offset by lower gross profit.
Land Management
As of April 30, 2019, our Land Management segment consisted of approximately 251,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management segment are:

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
As of April 30, 2019, we had approximately 18,800 acres of special use property in the United States.
Net sales decreased to $7.1 million for the second quarter of 2019 compared with $7.6 million for the second quarter of 2018.
Operating profit decreased to $2.2 million for the second quarter of 2019 compared with $2.5 million for the second quarter of 2018. Adjusted EBITDA was $3.3 million and $3.2 million for the second quarters of 2019 and 2018, respectively.

Other Income Statement Changes
Interest expense, net
Interest expense, net, was $33.9 million for the second quarter of 2019 compared with $13.0 million for the second quarter of 2018. This increase was primarily due to the incremental debt incurred in connection with the Caraustar Acquisition, partially offset by the impact of interest rate derivative financial assets.
U.S. and non-U.S. Income before Income Tax Expense
Refer to the following tables for details of the U.S. and non-U.S. income before income taxes and U.S. and non-U.S. income before income taxes after eliminating the impact of non-cash asset impairment charges, restructuring charges, acquisition-related costs, debt extinguishment charges, and (gains) losses on sales of businesses (collectively, "Special Items").

Summary
	Three Months Ended April 30,
	2019	2018
Non-U.S. % of Consolidated Net Sales	39.0%	52.2%
U.S. % of Consolidated Net Sales	61.0%	47.8%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T.	115.3%	46.6%
U.S. % of Consolidated I.B.I.T.	(15.3)%	53.4%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T. before Special Items	53.4%	50.1%
U.S. % of Consolidated I.B.I.T. before Special Items	46.6%	49.9%
	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation
	Three Months Ended April 30,
(in millions)	2019	2018
Non-U.S. I.B.I.T.	$37.5	$33.6
Non-cash asset impairment charges	—	0.4
Restructuring charges	1.9	5.4
Acquisition-related costs	0.2	—
(Gain) loss on sale of businesses, net	1.7	—
Total Non-U.S. Special Items	3.8	5.8
Non-U.S. I.B.I.T. before Special Items	$41.3	$39.4

U.S. I.B.I.T. Reconciliation
	Three Months Ended April 30,
(in millions)	2019	2018
U.S. I.B.I.T.	$(5.0)	$38.6
Non-cash asset impairment charges	—	—
Restructuring charges	5.6	0.6
Acquisition-related costs	13.6	—
Debt extinguishment charges	21.9	—
(Gain) loss on sale of businesses, net	—	—
Total U.S. Special Items	41.1	0.6
U.S. I.B.I.T. before Special Items	$36.1	$39.2
I.B.I.T. is Income Before Income Tax Expense
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
Income tax expense for the second quarter of 2019 was $11.5 million on $32.5 million of pretax income and income tax expense for the second quarter of 2018 was $21.1 million on $72.2 million of pretax income. In addition to the timing of the annual tax expense recognized for the quarters in accordance with ASC 740-270, we also recorded a provisional net tax benefit of $6.5 million for the addition of Caraustar. Other immaterial discrete items in the quarter resulted in a tax benefit of $1.6 million. For the second quarter of 2018, the net tax expense recorded included a $4.3 million tax benefit related to the re-measurement of deferred tax balances as a result of the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act"). Other immaterial discrete items in the quarter resulted in a net tax expense of $3.0 million.
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
The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from zero to $6.0 million. Actual results may differ materially from this estimate.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests represents the portion of earnings from the operations of our majority owned subsidiaries that was subtracted from net income to arrive at net income attributable to us. Net income attributable to noncontrolling interests for the second quarters of 2019 and 2018 was $7.5 million and $6.8 million, respectively. The increase was primarily due to an increase in the net operating profit of the Flexible Products & Services segment joint venture that was formed in 2010 by Greif, Inc. and one of its indirect subsidiaries (referred to herein as the “Flexible Packaging JV” or “FPS VIE”).
Net income attributable to Greif, Inc.
Based on the above, net income attributable to Greif, Inc. was $13.6 million for the second quarter of 2019 compared to $45.1 million for the second quarter of 2018.

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
Minimum pension liability, net
Change in minimum pension liability, net was $0.7 million and $2.7 million for the second quarters of 2019 and 2018, respectively.
Year-to-Date Results
The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our business segments for the six months ended April 30, 2019 and 2018:

	Six Months Ended April 30,
(in millions)	2019	2018
Net sales:
Rigid Industrial Packaging & Services	$1,229.5	$1,278.1
Paper Packaging & Services	714.9	417.7
Flexible Products & Services	152.1	164.1
Land Management	13.8	14.1
Total net sales	$2,110.3	$1,874.0
Operating profit:
Rigid Industrial Packaging & Services	$70.3	$78.4
Paper Packaging & Services	65.5	60.9
Flexible Products & Services	17.2	8.2
Land Management	4.8	5.7
Total operating profit	$157.8	$153.2
EBITDA:
Rigid Industrial Packaging & Services	$105.7	$110.8
Paper Packaging & Services	109.4	77.1
Flexible Products & Services	20.7	12.2
Land Management	6.9	7.8
Total EBITDA	$242.7	$207.9
Adjusted EBITDA:
Rigid Industrial Packaging & Services	$117.6	$119.6
Paper Packaging & Services	128.6	77.1
Flexible Products & Services	15.6	12.5
Land Management	6.5	6.2
Total Adjusted EBITDA	$268.3	$215.4

The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the six months ended April 30, 2019 and 2018:

	Six Months Ended April 30,
(in millions)	2019	2018
Net income	$56.9	$112.0
Plus: interest expense, net	45.6	26.3
Plus: debt extinguishment charges	21.9	—
Plus: income tax expense	31.5	5.5
Plus: depreciation, depletion and amortization expense	86.8	64.1
EBITDA	$242.7	$207.9
Net income	$56.9	$112.0
Plus: interest expense, net	45.6	26.3
Plus: debt extinguishment charges	21.9	—
Plus: income tax expense	31.5	5.5
Plus: other expense, net	2.1	10.2
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.2)	(0.8)
Operating profit	157.8	153.2
Less: other expense, net	2.1	10.2
Less: equity earnings of unconsolidated affiliates, net of tax	(0.2)	(0.8)
Plus: depreciation, depletion and amortization expense	86.8	64.1
EBITDA	$242.7	$207.9
Plus: restructuring charges	11.2	10.1
Plus: acquisition-related costs	16.4	0.2
Plus: non-cash asset impairment charges	2.1	3.3
Plus: gain on disposal of properties, plants, equipment, and businesses, net	(4.1)	(6.1)
Adjusted EBITDA	$268.3	$215.4

The following table sets forth EBITDA and Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the six months ended April 30, 2019 and 2018:

	Six Months Ended April 30,
(in millions)	2019	2018
Rigid Industrial Packaging & Services
Operating profit	$70.3	$78.4
Less: other expense, net	3.2	10.1
Less: equity earnings of unconsolidated affiliates, net of tax	(0.2)	(0.8)
Plus: depreciation and amortization expense	38.4	41.7
EBITDA	$105.7	$110.8
Plus: restructuring charges	8.0	9.8
Plus: acquisition-related costs	0.3	0.2
Plus: non-cash impairment charges	2.1	3.3
Less: (gain) loss on disposal of properties, plants and equipment, and businesses, net	1.5	(4.5)
Adjusted EBITDA	$117.6	$119.6
Paper Packaging & Services
Operating profit	$65.5	$60.9
Less: other expense, net	(0.9)	0.5
Plus: depreciation and amortization expense	43.0	16.7
EBITDA	$109.4	$77.1
Plus: restructuring charges	3.1	—
Plus: acquisition-related costs	16.1	—
Less: (gain) loss on disposal of properties, plants and equipment, and businesses, net	—	—
Adjusted EBITDA	$128.6	$77.1
Flexible Products & Services
Operating profit	$17.2	$8.2
Less: other (income) expense, net	(0.2)	(0.4)
Plus: depreciation and amortization expense	3.3	3.6
EBITDA	$20.7	$12.2
Plus: restructuring charges	—	0.3
Less: (gain) loss on disposal of properties, plants and equipment, and businesses, net	(5.1)	—
Adjusted EBITDA	$15.6	$12.5
Land Management
Operating profit	$4.8	$5.7
Plus: depreciation, depletion and amortization expense	2.1	2.1
EBITDA	$6.9	$7.8
Plus: restructuring charges	0.1	—
Less: (gain) loss on disposal of properties, plants and equipment, and businesses, net	(0.5)	(1.6)
Adjusted EBITDA	$6.5	$6.2
Net Sales
Net sales were $2,110.3 million for the first half of 2019 compared with $1,874.0 million for the first half of 2018. The 12.6 percent increase was primarily due to the sales contributed by the acquired Caraustar operations, partially offset by volume declines in certain regions. See the "Segment Review" below for additional information on net sales by segment during the first half of 2019.
Gross Profit

Gross profit was $421.5 million for the first half of 2019 compared with $367.0 million for the first half of 2018. The respective reasons for the improvement or decline in each segment are described below in the “Segment Review.” Gross profit margin was 20.0 percent and 19.6 percent for first half of 2019 and 2018, respectively.
Selling, General and Administrative Expenses
SG&A expenses increased 15.4 percent to $238.1 million for the first half of 2019 from $206.3 million for the first half of 2018. This increase was primarily due to expenses attributable to the acquired Caraustar operations, partially offset by a decrease in salaries and benefits costs. SG&A expenses were 11.3 percent of net sales for the first half of 2019 compared with 11.0 percent of net sales for the first half of 2018.
Restructuring Charges
Restructuring charges were $11.2 million for the first half of 2019 compared with $10.1 million for the first half of 2018. See Note 7 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information on the restructuring charges reported during the first half of 2019.
Gain on Disposal of Properties, Plants and Equipment, net
The gain on disposal of properties, plants and equipment, net was $5.8 million and $6.1 million for the first half of 2019 and 2018, respectively. See Note 5 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information on the gain reported during the first half of 2019.
Loss on Disposal of Businesses, net
The loss on disposal of business, net was $1.7 million for the first half of 2019. There was no loss on disposal of businesses, net for the first half of 2018. See Note 3 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information.
Financial Measures
Operating profit was $157.8 million for the first half of 2019 compared with $153.2 million for the first half of 2018. Net income was $56.9 million for the first half of 2019 compared with $112.0 million for the first half of 2018. Adjusted EBITDA was $268.3 million for the first half of 2019 compared with $215.4 million for the first half of 2018. The $52.9 million increase in Adjusted EBITDA was primarily due to the contribution by the acquired Caraustar operations, improved gross profit, SG&A efficiencies and lower other expenses, net, which were primarily attributable to lower pension expenses and lower losses related to foreign currency and hedging activities.
Segment Review
Rigid Industrial Packaging & Services
Net sales decreased 3.8 percent to $1,229.5 million for the first half of 2019 compared with $1,278.1 million for the first half of 2018. The $48.6 million decrease in net sales was primarily due to the impact of foreign currency translation and lower volumes in certain regions, partially offset by increases in selling prices as a result of strategic pricing decisions.
Gross profit was $219.6 million for the first half of 2019 compared with $235.3 million for the first half of 2018. The $15.7 million decrease in gross profit was primarily due to the same factors that impacted net sales. Gross profit margin decreased to 17.9 percent from 18.4 percent for the six months ended April 30, 2019 to 2018, respectively.
Operating profit was $70.3 million for the first half of 2019 compared with $78.4 million for the first half of 2018. Adjusted EBITDA was $117.6 million for the first half of 2019 compared with $119.6 million for the first half of 2018. The $2.0 million decrease in Adjusted EBITDA was due primarily to the same factors that impacted net sales, partially offset by a reduction in segment SG&A expense.
Paper Packaging & Services
Net sales increased $297.2 million to $714.9 million for the first half of 2019 compared with $417.7 million for the first half of 2018, primarily due to $293.3 million of contribution from the acquired Caraustar operations and higher containerboard selling prices.

Gross profit was $162.2 million for the first half of 2019 compared with $93.2 million for the first half of 2018. Gross profit margin was 22.7 percent and 22.3 percent for the first half of 2019 and 2018, respectively. The increase in gross profit and gross profit margin was due primarily to $56.3 million of contribution from the acquired Caraustar operations, as well as higher containerboard prices and improved manufacturing efficiencies.
Operating profit was $65.5 million for the first half of 2019 compared with $60.9 million for the first half of 2018. Adjusted EBITDA was $128.6 million for the first half of 2019 compared with $77.1 million for the first half of 2018. The $51.5 million increase in Adjusted EBITDA was due primarily to $34.9 million of contribution from the acquired Caraustar operations and the other factors that impacted gross profit. The movement in operating profit remained flat in comparison to Adjusted EBITDA due to restructuring and acquisition-related costs.
Flexible Products & Services
Net sales decreased $12.0 million to $152.1 million for the first half of 2019 compared with $164.1 million for the first half of 2018. The decrease was primarily due to the impact of foreign currency translation and volume decreases, partially offset by product mix.
Gross profit was $34.0 million for the first half of 2019 compared with $32.8 million for the first half of 2018. This increase was primarily due to improved manufacturing efficiencies, which also contributed to the increase in gross profit margin to 22.4 percent for the first half of 2019 from 20.0 percent for the first half of 2018.
Operating profit was $17.2 million for the first half of 2019 compared with $8.2 million for the first half of 2018. The increase in operating profit was primarily due to a $5.1 million gain on disposal of properties, plants and equipment, net, in the second quarter of 2019, a reduction in SG&A expenses, and the other factors that impacted gross profit. Adjusted EBITDA was $15.6 million for the first half of 2019 compared with $12.5 million for the first half of 2018. The $3.1 million increase in Adjusted EBITDA was primarily due to the same factors that impacted gross profit and a reduction in SG&A expenses.
Land Management
Net sales decreased to $13.8 million for the first half of 2019 compared with $14.1 million for the first half of 2018.
Operating profit decreased to $4.8 million for the first half of 2019 from $5.7 million for the first half of 2018. Adjusted EBITDA was $6.5 million and $6.2 million for the first half of 2019 and 2018, respectively.
Other Income Statement Changes
Interest expense, net
Interest expense, net, was $45.6 million for the first half of 2019 compared with $26.3 million for the first half of 2018. The increase was primarily due to the incremental debt incurred in connection with the Caraustar Acquisition, partially offset by the impact of interest rate derivative financial assets.
U.S. and non-U.S. Income before Income Tax Expense
Refer to the following tables for details of the U.S. and non-U.S. income before income taxes and U.S. and non-U.S. income before Special Items.

Summary
	Six Months Ended April 30,
	2019	2018
Non-U.S. % of Consolidated Net Sales	43.2%	52.2%
U.S. % of Consolidated Net Sales	56.8%	47.8%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T.	59.4%	45.9%
U.S. % of Consolidated I.B.I.T.	40.6%	54.1%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T. before Special Items	43.6%	48.4%
U.S. % of Consolidated I.B.I.T. before Special Items	56.4%	51.6%
	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation
	Six Months Ended April 30,
(in millions)	2019	2018
Non-U.S. I.B.I.T.	$52.4	$53.6
Non-cash asset impairment charges	2.1	0.9
Restructuring charges	5.2	8.5
Acquisition-related costs	0.3	0.1
(Gain) loss on sale of businesses, net	1.7	—
Total Non-U.S. Special Items	9.3	9.5
Non-U.S. I.B.I.T. before Special Items	$61.7	$63.1

U.S. I.B.I.T. Reconciliation
	Six Months Ended April 30,
(in millions)	2019	2018
U.S. I.B.I.T.	$35.8	$63.1
Non-cash asset impairment charges	—	2.4
Restructuring charges	6.0	1.6
Acquisition-related costs	16.1	0.1
Debt extinguishment charges	21.9	—
Gain on sale of businesses, net	—	—
Total U.S. Special Items	44.0	4.1
U.S. I.B.I.T. before Special Items	$79.8	$67.2
I.B.I.T. is Income Before Income Tax Expense
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
Income tax expense for the first half of 2019 was $31.5 million on $88.2 million of pretax income and income tax expense for the first half of 2018 was $5.5 million on $116.7 million of pretax income. In addition to the timing of the annual tax expense recognized in the quarters in accordance with ASC 740-270, we also recorded tax expense and benefits related to the Tax Reform Act. The first half of 2019 reflects an incremental $2.3 million of tax expense related to the one-time transition tax liability, offset by the tax effect of foreign currency losses of $1.7 million recognized due to a change in the permanent reinvestment assertion. Other discrete items included $6.6 million of tax benefits associated with the Caraustar Acquisition and refinancing costs as well as $2.3 million of tax expense associated with a foreign subsidiary divestiture. Other immaterial discrete items in the first half of 2019 resulted in a tax benefit of $4.0 million. During the first half of 2018, a $69.3 million tax benefit was recorded as a result of the re-measurement of deferred tax balances due to the reduction in the U.S. corporate income tax rate from enactment of the Tax Reform Act. This benefit was offset by a provisional estimate of $35.9 million related to the one-time transition tax liability included in the Tax Reform Act. Other immaterial discrete items in the first half of 2018 resulted in tax expense of $1.7 million.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests for the first half of 2019 and 2018 was $13.6 million and $10.4 million, respectively. This increase was primarily due to increased net operating profit of the Flexible Packaging JV during the first half of 2019 compared to 2018.
Net income attributable to Greif, Inc.

Based on the above, net income attributable to Greif, Inc. was $43.3 million for the first half of 2019 compared to $101.6 million for the first half of 2018.
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
Minimum pension liability, net
Change in minimum pension liability, net for the first half of 2019 and 2018 was $(0.1) million and $1.8 million, respectively. The comprehensive income resulting from the change in minimum pension liability for the first six months of 2019 and 2018 was primarily due to changes in valuation assumptions and the impact of foreign currency translation.
BALANCE SHEET CHANGES
Working capital changes
The $248.1 million increase in accounts receivable to $704.8 million as of April 30, 2019 from $456.7 million as of October 31, 2018 was primarily due to $142.2 million of contribution from the acquired Caraustar operations and changes in our international trade accounts receivables credit facilities. For a discussion of these changes, see "Liquidity and Capital Resources - International Trade Accounts Receivable Credit Facilities" and Note 4 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q.
The $132.0 million increase in inventories to $421.5 million as of April 30, 2019 from $289.5 million as of October 31, 2018 was primarily due to $94.2 million of contribution from the acquired Caraustar operations and increased raw material purchases and prices, offset by a $2.5 million impact of foreign currency translation.
The $70.0 million increase in accounts payable to $473.8 million as of April 30, 2019 from $403.8 million as of October 31, 2018 was primarily due to $87.8 million of contribution from the acquired Caraustar operations and timing of payments and increased raw material prices, offset by decreased sales and a $1.8 million impact of foreign currency translation.
Other balance sheet changes
The $11.9 million increase in prepaid expenses to $51.7 million as of April 30, 2019 from $39.8 million as of October 31, 2018 was primarily due to the timing of payments.
The $12.1 million decrease in other current assets to $80.0 million as of April 30, 2019 from $92.1 million as of October 31, 2018 was primarily due to a decrease in income tax receivables.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are operating cash flows and borrowings under our senior secured credit facilities, proceeds from the senior notes we have issued, and proceeds from our trade accounts receivable credit facilities. We use these sources to fund our working capital needs, capital expenditures, cash dividends, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, borrowings under our senior secured credit facilities, and proceeds from our trade accounts receivable credit facilities will be sufficient to fund our anticipated working capital, capital expenditures, cash dividends, debt repayment, potential acquisitions of businesses and other liquidity needs for at least 12 months. Moreover, as a result of the Tax Reform Act, if distributions from operations outside the United States are needed to fund working capital needs, capital expenditures, cash dividends, common stock repurchases, or acquisitions in the United States, there would be no additional U.S. taxes on such distributions.
Capital Expenditures

During the first six months of 2019 and 2018, we invested $53.5 million (excluding $2.3 million for purchases of and investments in timber properties) and $51.9 million (excluding $4.9 million for purchases of and investments in timber properties), respectively, in capital expenditures.
We expect capital expenditures, excluding purchases of and investments in timber properties, to be approximately $160.0 million to $180.0 million in 2019. We anticipate that these expenditures will replace and improve existing equipment and fund new facilities.
Noncontrolling Interest
We have conditional contractual obligations to redeem the outstanding equity interest of certain noncontrolling interest holders in certain of our joint ventures at which time we may incur additional cash outflows.
On November 15, 2018, one of the noncontrolling interest owners of one of our Paper Packaging & Services joint ventures exercised its put option to require us to purchase all of its ownership interest. Subsequently, in the first quarter of 2019, we entered into a stock purchase agreement with another noncontrolling interest owner of this same Paper Packaging & Services joint venture. On January 9, 2019, we made a payment, in full of $10.1 million to the noncontrolling interest owner who had exercised its put option and made a payment of $1.8 million to the other owner pursuant to such stock purchase agreement. As of April 30, 2019, there was no outstanding liability or payment related to these two transactions.
Borrowing Arrangements
Long-term debt is summarized as follows:

(in millions)	April 30, 2019	October 31, 2018
2019 Credit Agreement - Term Loans	$1,654.1	$—
2017 Credit Agreement - Term Loan	—	277.5
Senior Notes due 2027	493.9	—
Senior Notes due 2021	222.2	226.5
Senior Notes due 2019	—	249.1
Accounts receivable credit facilities	259.3	150.0
2019 Credit Agreement - Revolving Credit Facility	320.0	—
2017 Credit Agreement - Revolving Credit Facility	—	3.8
Other debt	0.9	0.7
	2,950.4	907.6
Less: current portion	83.8	18.8
Less: deferred financing costs	14.8	4.7
Long-term debt, net	$2,851.8	$884.1
2019 Credit Agreement
On February 11, 2019, we and certain of our subsidiaries entered into an amended and restated senior secured credit agreement (the “2019 Credit Agreement”) with a syndicate of financial institutions. The 2019 Credit Agreement amended, restated and replaced in its entirety the prior $800.0 million senior secured credit agreement (the "2017 Credit Agreement"), which is described below. Our obligations under the 2019 Credit Agreement are guaranteed by certain of our U.S. subsidiaries.
The 2019 Credit Agreement provides for (a) an $800.0 million secured revolving credit facility, consisting of a $600.0 million multicurrency facility and a $200.0 million U.S. dollar facility, maturing on February 11, 2024, (b) a $1,275.0 million secured term loan A-1 facility with quarterly principal installments commencing on April 30, 2019 and continuing through maturity on January 31, 2024, and (c) a $400.0 million secured term loan A-2 facility with quarterly principal installments commencing on April 30, 2019 and continuing through maturity on January 31, 2026. In addition, we have an option to add an aggregate of $700.0 million to the 2019 Credit Agreement with the agreement of the lenders.
We used borrowings under the 2019 Credit Agreement, together with the net proceeds from the issuance of the Senior Notes due March 1, 2027 (described below), to fund the purchase price of the Caraustar Acquisition, to redeem our $250.0 million Senior

Notes due August 1, 2019 (the "Senior Notes due 2019"), to repay outstanding borrowings under the 2017 Credit Agreement, to fund ongoing working capital and capital expenditure needs and for general corporate purposes, and to pay related fees and expenses. Interest is based on either a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. On February 11, 2019, proceeds from borrowings under the 2019 Credit Agreement were used to pay the obligations outstanding under the 2017 Credit Agreement.
The 2019 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that, at the end of any fiscal quarter, we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (as used in this paragraph only, “EBITDA”) to be greater than 4.75 to 1 and stepping down by 0.25 increments beginning on July 31, 2020 to 4.00 on July 31, 2023. The interest coverage ratio generally requires that, at the end of any fiscal quarter, we will not permit the ratio of (a) our consolidated EBITDA, to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1, during the applicable preceding twelve month period.
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
See Note 9 to the interim condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the 2019 Credit Agreement.
2017 Credit Agreement
We and certain of our international subsidiaries were borrowers under the 2017 Credit Agreement. The 2017 Credit Agreement provided for an $800.0 million revolving multicurrency credit facility and a $300.0 million term loan. As described above, on February 11, 2019, proceeds from borrowings under the 2019 Credit Agreement were used to pay the obligations outstanding under the 2017 Credit Agreement.
See Note 9 to the interim condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the 2017 Credit Agreement.
Senior Notes
On February 11, 2019, we issued $500.0 million of 6.50% Senior Notes due March 1, 2027 (the "Senior Notes due 2027"). Interest on the Senior Notes due 2027 is payable semi-annually commencing on September 1, 2019. Our obligations under the Senior Notes due 2027 are guaranteed by our U.S. subsidiaries that guarantee the 2019 Credit Agreement, as described above. We used the net proceeds from the issuance of the Senior Notes due 2027, together with borrowings under the 2019 Credit Agreement, to fund the purchase price of the Caraustar Acquisition, to redeem all of our Senior Notes due 2019, to repay outstanding borrowings under the 2017 Credit Agreement, and to pay related fees and expenses. The terms of the Senior Notes due 2027 are governed by an Indenture that contains restrictive covenants that limit our ability, among other things, to incur additional indebtedness or issue certain preferred stock, pay dividends, redeem stock or make other distributions, or make certain investments; create certain liens; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications as set forth in the Indenture. Certain of these covenants will be suspended if the Senior Notes due 2027 achieve investment grade ratings from both Moody’s Investors Service, Inc. and Standard & Poor’s Global Ratings and no default or event of default has occurred and is continuing.

Our Luxembourg subsidiary has issued €200.0 million of 7.375% Senior Notes due July 15, 2021 (the "Senior Notes due 2021"). Interest on the Senior Notes due 2021 is payable semi-annually. The Senior Notes due 2021 are guaranteed on a senior basis by Greif, Inc. The Senior Notes due 2021 are governed by an Indenture that contains various covenants. As of April 30, 2019, we are in compliance with these covenants.
On April 1, 2019, we redeemed all of our outstanding Senior Notes due 2019, which were issued on July 28, 2009 for $250.0 million. The total redemption price for the Senior Notes due 2019 was $253.9 million, which was equal to the aggregate principal amount outstanding of $250.0 million plus a premium of $3.9 million. The payment of the redemption price was funded by our borrowings under the 2019 Credit Agreement.
See Note 9 to the interim condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the Senior Notes discussed above.
United States Trade Accounts Receivable Credit Facility
On September 26, 2018, we amended and restated our existing receivables facility in the United States to establish a $150.0 million United States Trade Accounts Receivable Credit Facility (the "U.S. Receivables Facility") with a financial institution. The U.S. Receivables Facility matures on September 26, 2019. The $150.0 million outstanding balance under the U.S. Receivable Facility as of April 30, 2019 is reported in long-term debt in the interim condensed consolidated balance sheets because we intend to refinance the obligation on a long-term basis and have the intent and ability to consummate a long-term refinancing by exercising the renewal option in the agreement or entering into a new financing arrangement.
We can terminate the U.S. Receivables Facility at any time upon five days prior written notice. The U.S. Receivables Facility is secured by certain of our United States trade accounts receivables and bears interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the U.S. Receivables Facility. The U.S. Receivables Facility also contains certain covenants and events of default, which are materially similar to the 2019 Credit Agreement covenants. As of April 30, 2019, we are in compliance with these covenants. Proceeds of the U.S. Receivables Facility are available for working capital and general corporate purposes.
See Note 9 to the interim condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the U.S. Receivables Facility.
International Trade Accounts Receivable Credit Facilities
In 2012, Cooperage Receivables Finance B.V. ("the Main SPV") and Greif Coordination Center BVBA, our indirect wholly owned subsidiary ("Seller") entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank. On April 17, 2019, the Main SPV and Seller amended and extended the term of the European RPA through April 17, 2020. Under the European RPA, as amended, the maximum amount of receivables that may be sold and outstanding under the European RPA at any time is €100.0 million ($111.5 million as of April 30, 2019). Under the terms of the European RPA, we have the ability to loan excess cash to the Purchasing Bank Affiliates in the form of a subordinated loan receivable.
Under the terms of the European RPA, we agreed to sell trade receivables meeting certain eligibility requirements in exchange for an initial purchase price, based on a formula, approximating 75 percent to 90 percent of the eligible receivables. The remaining deferred purchase price is settled upon collection of receivables.
In October 2007, Greif Singapore Pte. Ltd., our indirect wholly owned subsidiary, entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of receivables to be financed under the Singapore RPA is 15.0 million Singapore Dollars ($11.0 million as of April 30, 2019).
Under the terms of the Singapore RPA, we agreed to sell trade receivables in exchange for an initial purchase price, based on a formula, of approximately 90 percent of the eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables.
During the first quarter of 2019, a parent-level guarantee was added to the European RPA and the Singapore RPA. A parent-level guarantee nullifies legal isolation and true-sale accounting treatment because a parent-level guarantee is a form of continuing involvement. Therefore, we do not remove from accounts receivable the amount of proceeds received from the initial purchase price, and the European RPA and Singapore RPA are now presented as long-term debt in the interim condensed consolidated balance sheet. We intend to refinance the obligations on a long-term basis and have the intent and ability to consummate a long-term refinancing by exercising the renewal option in the agreements or entering into a new financing arrangement.

Prior to the first quarter of 2019, the structure of the European RPA and the Singapore RPA provided for a legal true sale, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective purchasers. The remaining (deferred) purchase price was settled upon collection of the receivables. Therefore, we removed from accounts receivable the amount of proceeds received from the initial purchase price since they met the applicable criteria of ASC 860, “Transfers and Servicing,” and we continued to recognize the deferred purchase price in other current assets or other current liabilities, as appropriate. The receivables were sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates. The cash initially received, along with the deferred purchase price, related to the sale or ultimate collection of the underlying receivables and was not subject to significant other risks given their short term nature. Therefore, we reflected all cash flows under the accounts receivable sales programs as operating cash flows on the our interim condensed consolidated statements of cash flows.
See Note 4 to the interim condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these various RPAs.
Interest Rate Derivatives
We have various borrowing facilities which charge interest based on the one month U.S. dollar LIBOR rate plus an interest spread.
In 2019, we entered into six interest rate swaps related to the debt incurred with the acquisition of Caraustar. See "Borrowing Arrangements - 2019 Credit Agreement". These six interest rate swaps have a total notional amount of $1,300.0 million. We receive variable rate interest payments based upon 1 month U.S. dollar LIBOR, and in return we are obligated to pay interest at a weighted-average interest rate of 2.49%.
In 2017, we entered into an interest rate swap with a notional amount of $300.0 million and received variable rate interest payments based upon one month U.S. dollar LIBOR, and in return we are obligated to pay interest at a fixed rate of 1.19% plus an interest spread.
These derivatives are designated as cash flow hedges for accounting purposes. Accordingly, the gain or loss on these derivative instruments are reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transactions and in the same period during which the hedged transaction affects earnings.
See Note 10 and Note 15 to the interim condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the interest rate derivatives.
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
As of April 30, 2019, we had outstanding foreign currency forward contracts in the notional amount of $139.3 million ($194.4 million as of October 31, 2018).
See Note 10 to the interim condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the foreign exchange hedges.
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
See Note 10 and Note 15 to the interim condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the cross currency swap.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company completed the Caraustar Acquisition on February 11, 2019. As a result of the Caraustar Acquisition, there have been signification changes in the quantitative disclosures over the financial instruments from the disclosures contained in the 2018 Form 10-K.
Financial Instruments

As of April 30, 2019 (Dollars in millions)

	Expected Maturity Date
	2019	2020	2021	2022	2023	After 2023	Total	Fair Value
2019 Credit Agreement:
Scheduled amortizations	$42	$84	$131	$148	$147	$45	$597	$597
Scheduled maturity	—	—	—	$—	—	$1,377	$1,377	$1,377
Average interest rate (1)	4.22%	4.22%	4.22%	4.22%	4.22%	4.22%	4.22%
Senior Notes due 2021:
Scheduled maturity	—	—	$222	—	—	—	$222	$255
Average interest rate	7.38%	7.38%	7.38%	—	—	—	7.38%
Senior Notes due 2027:
Scheduled maturity	—	—	—	—	—	$500	$500	$517
Average interest rate	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%
Receivables Facilities:
Scheduled maturity	$259	—	—	—	—	—	$259	$259
(1) Variable rate specified is based on LIBOR or an alternative base rate plus a calculated margin as of April 30, 2019. The rates presented are not intended to project our expectations for the future.

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

There have been no other significant changes in the quantitative and qualitative disclosures about our market risk from the disclosures contained in the 2018 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Changes in Internal Control Over Financial Reporting
The Company completed the Caraustar Acquisition on February 11, 2019. The scope of the Company's assessment of the effectiveness of internal controls over financial reporting for the fiscal year ending October 31, 2019, will not include the Caraustar Acquisition. This exclusion is in accordance with the Securities and Exchange Commission's general guidance that an assessment of a recently acquired business may be omitted from the Company's scope in the year of acquisition.
There have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: June 7, 2019	/s/ Lawrence A. Hilsheimer
Lawrence A. Hilsheimer,
Executive Vice President and Chief Financial Officer