Form 10-K
period 2019-10-31
GREIF, INC
filed 2019-12-18
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________________

FORM 10-K
_________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2019
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
Non-voting common equity (Class A Common Stock)      $994,807,811
Voting common equity (Class B Common Stock)          $280,425,022
The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 13, 2019, was as follows:
Class A Common Stock                     26,260,943 shares
Class B Common Stock                    22,007,725 shares
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
1. The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on February 25, 2020 (the “2020 Proxy Statement”), portions of which are incorporated by reference into Parts II and III of this Form 10-K. The 2020 Proxy Statement will be filed within 120 days of October 31, 2019.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
All statements, other than statements of historical facts, included in this Annual Report on Form 10-K of Greif, Inc. and its subsidiaries for the fiscal year ended October 31, 2019 (this “Form 10-K”) or incorporated herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations and initiatives, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” "aspiration," "objective," “project,” “believe,” “continue,” “on track” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-K are based on information currently available to our management. Forward-looking statements speak only as of the date the statements were made. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of this Form 10-K. The risks described in this Form 10-K are not all inclusive, and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements made in this Form 10-K are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Index to Form 10-K Annual Report for the Fiscal Year ended October 31, 2019

PART I
ITEM  1. BUSINESS
(a) General Development of Business
We are a leading global producer of industrial packaging products and services with operations in over 40 countries. We offer a comprehensive line of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, filling, logistics, warehousing and other packaging services. We produce and sell containerboard, corrugated sheets, and corrugated containers to customers in North America. We also produce and sell coated and uncoated recycled paperboard, along with tubes and cores and a diverse mix of specialty products to customers in North America. We are a leading global producer of flexible intermediate bulk containers and related services. We sell timber to third parties from our timberland in the southeastern United States that we manage to maximize long-term value. In addition, we sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land. Our customers range from Fortune 500 companies to medium and small-sized companies in a cross section of industries.
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
We completed our acquisition of Caraustar Industries, Inc. and its subsidiaries (“Caraustar”) on February 11, 2019 (the “Caraustar Acquisition”), which was the largest acquisition in our history. Caraustar is a leader in the production of coated and uncoated recycled paperboard, which is used in a variety of applications that include industrial products (tubes and cores, construction products, protective packaging, and adhesives) and consumer packaging products (folding cartons, set-up boxes, and packaging services). The Caraustar Acquisition significantly expanded our operations in the Paper Packaging & Services segment portfolio.

Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-K to the years 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016 or 2015, or to any quarter of those years, relate to the fiscal year ended in that year.

As used in this Form 10-K, the terms “Greif,” the “Company,” “we,” “us,” and “our” refer to Greif, Inc. and its subsidiaries.

(b) Financial Information about Segments
We operate in eight business segments, which are aggregated into four reportable business segments: Rigid Industrial Packaging & Services; Paper Packaging & Services; Flexible Products & Services; and Land Management. Information related to each of these segments is included in Note 16 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
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
In the Paper Packaging & Services segment, we produce and sell containerboard, corrugated sheets, corrugated containers and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products.

Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, automotive components, books and furniture, as well as numerous other applications. We also produce and sell coated and uncoated recycled paperboard, some of which we use to produce and sell industrial products (tubes and cores, construction products, protective packaging, and adhesives) and consumer packaging products (folding cartons, set-up boxes, and packaging services). In addition, we also purchase and sell recycled fiber.
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
In the Land Management segment, we are focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, HBU land and development land. As of October 31, 2019, we owned approximately 251,000 acres of timber property in the southeastern United States.
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
In both the rigid industrial packaging industry and the flexible products industry, we compete by offering a comprehensive line of products on a global basis. In the containerboard industry, we compete by concentrating on providing value-added, higher-margin corrugated products to niche markets. In our other paper packaging businesses, we compete by offering a comprehensive range of uncoated and coated paperboard products and diverse tube, core and other specialty products. In addition, over the past several years we have closed higher cost facilities and otherwise restructured our operations, which we believe has significantly improved our cost competitiveness.
Compliance with Governmental Regulations Concerning Environmental Matters
Our operations are subject to extensive federal, state, local and international laws, regulations, rules and ordinances relating to pollution, the protection of the environment, the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials and numerous other environmental laws and regulations. In the ordinary course of business, we are subject to periodic environmental inspections and monitoring by various governmental agencies. In addition, certain of our production facilities require environmental permits that are subject to revocation, modification and renewal. As of the date of filing this Form 10-K, and based on current information, we believe that the probable costs of the remediation of company-owned property will not have a material adverse effect on our financial condition or results of operations. We believe that we have adequately reserved for our liability for these matters as of October 31, 2019.
We do not believe that compliance with federal, state, local and international provisions, which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material adverse effect upon our capital expenditures, earnings or competitive position. We do not anticipate any material capital expenditures related to environmental control in 2020. However, since 2017, three reconditioning facilities in the Milwaukee, Wisconsin area that are owned by Container Life Cycle Management LLC (“CLCM”), our U.S. reconditioning joint venture company, have been subject to investigations and proceedings conducted by federal, state and local governmental agencies concerning, among other matters, potential violations of environmental laws and regulations. We have cooperated with the governmental agencies in these investigations and proceedings. As of the filing date of this Form 10-K, no citations have been issued or fines assessed with respect to any violations of environmental laws and regulations. As a result of these investigations and proceedings, we will review all options for future actions at these facilities, including changes to existing reconditioning operations, installation of control technology, other capital expenditures, and facility relocation or closure. While there could be costs associated with future actions, we do not expect them to be material.
See also to Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information concerning environmental expenses and cash expenditures for the periods ended October 31, 2019, 2018 and 2017, and our reserves for environmental liabilities as of October 31, 2019 and 2018.
Raw Materials
Steel, resin and containerboard, as well as used industrial packaging for reconditioning, are the principal raw materials for the Rigid Industrial Packaging & Services segment, resin is the primary raw material for the Flexible Products & Services segment, and pulpwood, old corrugated containers, recycled coated and uncoated paperboard are the principal raw materials for the Paper Packaging & Services segment. We satisfy most of our needs for these raw materials through purchases on the open market or under short-term and long-term supply agreements. All of these raw materials are purchased in highly competitive, price-sensitive markets, which have historically exhibited price, demand and supply cyclicality. From time to time, some of these raw materials have been in short supply at certain of our manufacturing facilities. In those situations, we ship the raw materials in short supply from one or more of our other facilities with sufficient supply to the facility or facilities experiencing the shortage. To date, raw material shortages have not had a material adverse effect on our financial condition or results of operations.
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
Employees
As of October 31, 2019, we had approximately 17,000 full time employees. A significant number of our full time employees are covered under collective bargaining agreements. We believe that our employee relations are generally good.
(d) Financial Information about Geographic Areas
Our operations are located in North and South America, Europe, the Middle East, Africa and the Asia Pacific regions. Information related to our geographic areas of operation is included in Note 16 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. See also to Quantitative and Qualitative Disclosures about Market Risk included in Item 7A of this Form 10-K.
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
(f) Other Matters
Our Class A Common Stock and Class B Common Stock are listed on the New York Stock Exchange (“NYSE”) under the symbols GEF and GEF.B, respectively. Our Chief Executive Officer has timely certified to the NYSE that, at the date of the certification, he was unaware of any violation by our Company of the NYSE’s corporate governance listing standards. However, we are currently in the process of amending one of our equity plans to correct a non-compliance matter with respect to Section 303A.08 of the NYSE Listed Company Manual. The proposed corrective amendment will be presented to stockholders for approval at the 2020 Annual Meeting. In addition, our Chief Executive Officer and Chief Financial Officer have provided certain certifications in this Form 10-K regarding the quality of our public disclosures. See Exhibits 31.1 and 31.2 to this Form 10-K.
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
Historically, our Business has been Sensitive to Changes in General Economic or Business Conditions.
Our customers generally consist of other manufacturers and suppliers who purchase industrial packaging products and containerboard and related corrugated products for their own containment and shipping purposes. Because we supply a cross section of industries, such as chemicals, films, paints and pigments, food and beverage, petroleum, industrial coatings, carpeting, agricultural, pharmaceutical, mineral products, packaging, automotive, construction and building products industries and have operations in many countries, demand for our products and services has historically corresponded to changes in general economic and business conditions of the industries and countries in which we operate. The overall demand and prices for our products and services could decline as a result of a large number of factors outside our control, including economic recessions, changes in industrial production processes or consumer preference, changes in laws and regulations, inflation, tariffs, changes in published pricing indices, fluctuations in interest and currency exchange rates and changes in the fiscal or monetary policies of governments in the regions in which we operate. Accordingly, our financial performance is substantially dependent upon the general economic and business conditions existing in these industries and countries, and any prolonged or substantial economic downturn in the markets in which we operate could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, we may incur certain costs to achieve efficiency improvements and growth in our business and we may not meet anticipated implementation timetables or stay within budgeted costs. As these growth initiatives are undertaken, we may not fully achieve our expected cost savings and efficiency improvements or growth rates, or these initiatives could adversely impact our customer retention or our operations. Also, our business strategies may change from time to time in light of our ability to implement our new business initiatives, competitive pressures, economic uncertainties or developments, or other factors. A variety of risks could cause us not to realize some or all of the expected benefits of these initiatives. These risks include, among others, delays in the anticipated timing of activities related to such initiatives, strategies and operating plans; increased difficulty and costs in implementing these efforts; and the incurrence of other unexpected costs associated with operating the business. As a result, there can be no assurance that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives and business strategies adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition and results of operations may be materially adversely affected.
Our Level of Indebtedness Could Adversely Affect our Liquidity, Limit our Flexibility in Responding to Business Opportunities, and Increase our Vulnerability to Adverse Changes in Economic and Industry Conditions.

We incurred substantial indebtedness to finance the Caraustar Acquisition. As a result of our level of indebtedness, a substantial portion of our cash flows are dedicated to the payment of principal and interest on our indebtedness, which, among other things: reduces our liquidity; limits our flexibility in responding to new business opportunities; reduces funds available for working capital, capital expenditures and other general corporate purposes; increases our vulnerability to adverse economic and industry conditions; exposes us to the risk of increased interest rates and corresponding increased interest expense; limits our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes; and could place us at a competitive disadvantage compared to our competitors who have less debt. In addition, the failure to comply with the financial and other restrictive covenants in our debt instruments could, if not cured or waived, have a material adverse effect on our ability to fulfill our debt obligations and on our business and prospects generally. In addition, our debt instruments impose operating and financial restrictions on us, which may limit how we conduct our business and impact our ability to raise additional debt or equity financing to capitalize on available business opportunities.
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
We also have indebtedness, agreements to purchase raw materials and agreements to sell finished products that are denominated in Euros, Turkish Lira, Russian Rubles and other currencies. Our operating performance is affected by fluctuations in currency exchange rates by:

•	translations into United States dollars for financial reporting purposes of the assets and liabilities of our non-U.S. operations conducted in local currencies; and

•	gains or losses from transactions conducted in currencies other than the operation’s functional currency.
We are subject to various other risks associated with operating in countries outside the U.S., such as the following:

•	political, social, economic and labor instability;

•	war, invasion, civil disturbance or acts of terrorism;

•	taking of property by nationalization or expropriation without fair compensation;

•	changes in government policies and regulations and enforcement thereof, including selectivity or discrimination in the enforcement thereof;

•	loss or non-renewal of treaties or similar agreements with foreign tax authorities;

•	difficulties in enforcement of contractual obligations;

•	imposition of limitations on conversions of currencies into United States dollars or remittance of dividends and other payments by international subsidiaries;

•	imposition or increase of withholding and other taxes on income remittances and other payments by international subsidiaries;

•	hyperinflation, currency devaluation or defaults in certain countries;

•	impositions or increase of investment and other restrictions or requirements by non-United States governments;

•	national and regional labor strikes, whether legal or illegal and other labor or social actions; and

•	restrictive governmental trade policies, customs, tariffs, import/export and other trade compliance regulations.
The Current and Future Challenging Global Economy and Disruption and Volatility of the Financial and Credit Markets may Adversely Affect our Business.
Current global economic conditions are challenging to our global business operations. Such conditions have had, and may continue to have, a negative impact on our financial results. Future economic downturns, either in the United States, Europe or in other regions in which we do business could negatively affect our business and results of operations. The volatility of the current economic climate, especially in relation to ongoing uncertainties related to geopolitical events around the world, including the imposition of trade tariffs, makes it difficult for us to predict the complete impact of the forgoing matters on our business and results of operations. Due to these current and future economic conditions, our customers may face financial difficulties, disruption in their supply chains, and the unavailability of or reduction in commercial credit that may result in decreased sales by and revenues to our company. Certain of our customers may cease operations or seek bankruptcy protection, which would reduce our cash flows and adversely impact our results of operations. Our customers that are financially viable and not experiencing economic distress may nevertheless elect to reduce the volume of orders for our products or close facilities in an effort to remain financially stable or as a result of the unavailability of commercial credit which would negatively affect our results of operations. We may experience difficulties in servicing, renewing or repaying our outstanding debt due to continued volatility in the global economy. We may also have difficulty accessing the global credit markets if there is a tightening of commercial credit availability, which would result in decreased ability to fund capital-intensive strategic projects.
Further, we may experience challenges in forecasting revenues and operating results due to these global economic conditions. The difficulty in forecasting revenues and operating results may result in volatility in the market price of our common stock.
In addition, the lenders under our senior secured credit agreement and other borrowing facilities described in Item 7 of this Form 10-K under Liquidity and Capital Resources - Borrowing Arrangements and the counterparties with whom we maintain interest rate swap agreements, currency forward contracts and derivatives and other hedge agreements may be unable to perform their lending or payment obligations in whole or in part, or may cease operations or seek bankruptcy protection, which would negatively affect our cash flows and our results of operations.
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
The Continuing Consolidation of our Customer Base and Suppliers may Intensify Pricing Pressure.
Over the last few years, many of our large industrial packaging, containerboard and corrugated products customers have acquired, or been acquired by, companies with similar or complementary product lines. In addition, many of our suppliers of raw materials such as steel, resin and paper, have undergone a similar process of consolidation. This consolidation has increased the concentration of our largest customers, resulting in increased pricing pressures from our customers. The consolidation of our largest suppliers has resulted in limited sources of supply and increased cost pressures from our suppliers. Any future consolidation of our customer base or our suppliers could negatively impact our business, financial condition, and results of operations. Furthermore, if one or more of our major customers reduces, delays or cancels substantial orders, if one or more of our major suppliers is unable to timely produce and deliver our orders our business, financial condition, results of operations, and cash flows may be materially and adversely affected, particularly for the period in which the reduction, delay or cancellation occurs and also possibly for subsequent periods.
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
In addition, some of our products are made from raw materials that are subject to pronounced price fluctuations, such as steel, which is used in the manufacture of steel drums and containers, and oil, which in turn affects the price of resin for plastic drums and containers. Particularly in well-developed markets in Europe and in the United States, any substantial increases in the supply of rigid industrial packaging resulting from capacity increases, the stockpiling of raw materials or other types of opportunistic behavior by our competitors in a period of high raw materials prices, or price wars, could adversely affect our margins and the profitability of our business. Although price is a significant basis of competition in our industry, we also compete on the basis of product reliability, the ability to deliver products on a global scale and our reputation for quality and customer service. If we fail to maintain our current standards for product quality, the scope of our distribution capabilities or our customer relationships, our business, financial condition and results of operations could be adversely affected. Additionally, customers that shift away from packaging products we produce to other types of packaging made from other materials may adversely affect our business, financial condition and results of operations.
Negative media reports about us or our businesses, whether accurate or inaccurate, could damage our reputation and relationships with our customers and suppliers, cause customers and suppliers to terminate their relationship with us, or impair our ability to effectively compete, which could adversely affect our business, financial condition and results of operations.
Our Business is Sensitive to Changes in Industry Demands.
Industry demand for containerboard in the United States and certain of our industrial packaging products in our United States, European and other international markets has varied in recent years causing competitive pricing pressures for those products. We compete in industries that are capital intensive, which generally leads to continued production as long as prices are sufficient to cover marginal costs. As a result, changes in industry demands (including any resulting industry over-capacity) and increased new capacity for production of industrial packaging products by competitors, may cause substantial price competition and, in turn, negatively impact our business, financial condition and results of operations.
Raw Material, Energy and Transportation Price Fluctuations and Shortages may Adversely Impact our Manufacturing Operations and Costs.
The principal raw materials used in the manufacture of our products are steel, resin, pulpwood, old corrugated containers for recycling, and recycled coated and uncoated paperboard, used industrial packaging for reconditioning, and containerboard, which we purchase or otherwise acquire in highly competitive, price sensitive markets. These raw materials have historically exhibited price and demand cyclicality. In addition, we manufacture certain component parts for our rigid industrial packaging products and those of some of our competitors. Some of these materials and component parts have been, and in the future may be, in short supply. For example, the availability of these raw materials and component parts and/or our ability to purchase and transport these raw materials and produce and transport these component parts may be unexpectedly disrupted by adverse weather conditions, natural disasters, man-made disasters, a substantial economic downturn in the industries that provide any of those raw materials, or competition for use of raw materials and component parts in other regions or countries. However, we have not recently experienced any significant difficulty in obtaining our principal raw materials or component parts. We have long-term supply contracts in place for obtaining a portion of our principal raw materials. The cost of producing our products is also sensitive to the price of energy (including its impact on transport costs). Energy prices, in particular oil and natural gas, have fluctuated in recent years, with a corresponding effect on our production costs. Potential legislation, regulatory action and international treaties related to climate change, especially those related to the regulation of greenhouse gases, may result in significant increases in raw material and energy costs. We are highly reliant on the trucking industry for the transportation of our products. The overall profitability of our operations may be negatively impacted by higher transportation costs as freight carriers raise prices to address the continued shortage of drivers. There can be no assurance that we will be able to recoup any past or future increases in the cost of energy, transportation and raw materials.
Changes in U.S. Trade Policies Could Impact the Cost of Imported Goods into the U.S., Which may Materially Impact our Revenues or Increase our Operating Costs.
In March 2018, the U.S. announced new tariffs on imported steel and aluminum products. Other international trade actions and initiatives also have been announced, notably the imposition by the U.S. of additional tariffs on products of Chinese origin, and China’s imposition of additional tariffs on U.S.-origin goods. If we are unable to mitigate the impact of these additional duties or if our customers permanently change their supply chain patterns even after tariffs are removed or reduced, our business and profits may be materially and adversely affected. Further changes in U.S. trade policy, or additional sanctions, could result in retaliatory actions by other countries that could materially and negatively impact the volume of economic activity in the U.S., which, in turn, could reduce our revenues, and increase our operating costs. In addition, many of our customers use our packaging to transport their products internationally. The impact of duties and retaliatory actions on their businesses could result in a negative impact on our business, financial condition and results of operations.
The Results of the United Kingdom’s Referendum on Withdrawal from the European Union may have a Negative Effect on Global Economic Conditions, Financial Markets and our Business.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union (the "EU") in a national referendum. In March 2017, the United Kingdom formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last, after multiple extensions until January 31, 2020. The referendum has created significant uncertainty about the future relationship between the United Kingdom and the EU, and has given rise to calls for the governments of other EU member states to consider withdrawal.

These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which EU laws to replace or replicate in the event of a withdrawal, could depress economic activity, restrict our access to capital or adversely affect our contracts or relationships with customers in the United Kingdom or elsewhere in the European economic area. If the United Kingdom and the EU are unable to negotiate acceptable withdrawal terms or if other EU member states pursue withdrawal, barrier-free access between the United Kingdom and other EU member states or among the European economic area overall could be diminished or eliminated. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.
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
We may Encounter Difficulties Arising from Acquisitions.
We have invested a substantial amount of capital in acquisitions, joint ventures and strategic investments and we expect that we will continue to do so in the foreseeable future. We are continually evaluating acquisitions and strategic investments that are significant to our business both in the United States and internationally. Acquisitions, joint ventures and strategic investments involve numerous risks, including the failure to identify suitable acquisition candidates, complete acquisitions on acceptable terms and conditions, retain key customers, employees and contracts, the inability to integrate businesses without material disruption, unanticipated costs incurred in connection with integrating businesses, the incurrence of liabilities greater than anticipated or operating results that are less than anticipated, the inability to realize the projected value, and the inability to realize projected synergies. In addition, acquisitions, joint ventures and strategic investments and associated integration activities require time and attention of management and other key personnel, and other companies in our industries have similar acquisition and investment strategies. There can be no assurance that any acquisitions, joint ventures and strategic investments will be successfully integrated into our operations, that competition for acquisitions will not intensify or that we will be able to complete such acquisitions, joint ventures and strategic investments on acceptable terms and conditions. The costs of unsuccessful acquisition, joint venture and strategic investment efforts may adversely affect our business, financial condition, and results of operations.
In Connection with Acquisitions or Divestitures, we may become Subject to Liabilities.
In connection with any acquisitions or divestitures, we may become subject to contingent liabilities or legal claims, including but not limited to third party liability and other tort claims; claims for breach of contract; employment-related claims; environmental, health and safety liabilities, conditions or damage; permitting, regulatory or other compliance with law issues; or tax liabilities. If we become subject to any of these liabilities or claims, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. These liabilities, if they materialize, could have a material adverse effect on our business, financial condition and results of operations.
The Acquisition of Caraustar Subjects us to Various Risks and Uncertainties.
The Caraustar Acquisition was the largest acquisition in our history. As a result of this acquisition, we are subject to various risks and uncertainties, including the failure to retain key customers, employees and contracts, the inability to integrate businesses without material disruption, unanticipated costs incurred in connection with integrating businesses, the incurrence of liabilities greater than anticipated or operating results that are less than anticipated, the inability to realize the projected value, and the inability to realize projected synergies, cost savings, operating efficiencies and other benefits. We may encounter difficulties with integrating Caraustar’s operations into our operations, including inconsistencies in standards, systems and controls, which may divert management’s focus and resources from ordinary business activities and opportunities. We may encounter unforeseen internal control, regulatory or compliance issues. Any of the foregoing could result in a material adverse effect on our business, financial condition and results of operations.
We may Incur Additional Restructuring Costs and there is no Guarantee that our Efforts to Reduce Costs will be Successful.

We have restructured portions of our operations from time to time in recent years, particularly following acquisitions of businesses, and periods of economic downturn due to local, regional or global economic conditions. We will continue to implement continuous improvement initiatives necessary or desirable to improve our business portfolio, address underperforming assets and generate additional cash. These initiatives may include selling, general and administrative reductions throughout our Company and have and will likely continue to result in the rationalization of manufacturing facilities.
The rationalization of our manufacturing facilities may result in temporary constraints upon our ability to produce the quantity of products necessary to fill orders and thereby complete sales in a timely manner. In addition, system upgrades at our manufacturing facilities that impact ordering, production scheduling and other related manufacturing processes are complex, and could impact or delay production targets. A prolonged delay in our ability to fill orders on a timely basis could affect customer demand for our products and increase the size of our product inventories, causing future reductions in our manufacturing schedules and adversely affecting our results of operations. Moreover, our continuous development and production of new products will often involve the retooling of existing manufacturing facilities. This retooling may limit our production capacity at certain times in the future, which could adversely affect our business, financial condition and results of operations. In addition, the expansion and reconfiguration of existing manufacturing facilities could increase the risk of production delays, as well as require significant investments of capital.
While we expect these initiatives to result in significant profit opportunities and savings throughout our organization, our estimated profits and savings are based on several assumptions that may prove to be inaccurate, and as a result, there can be no assurance that we will realize these profits and cost savings or that, if realized, these profits and cost savings will be sustained. Failure to achieve or delays in achieving projected levels of efficiencies and cost savings from such measures, or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated, could adversely affect our business, financial condition and results of operations and harm our reputation.
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
The Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act") was enacted into law in December 2017. The Tax Reform Act, among other matters, reduced the U.S. federal corporate tax rate from 35 percent to 21 percent and required companies to pay a one-time tax to repatriate, for U.S. purposes, earnings of certain foreign subsidiaries that were previously deferred for tax purposes. In addition, beginning in 2019, the Tax Reform Act limits certain deductions and creates new taxes on certain foreign sourced earnings. While we generally expect the impact of the Tax Reform Act to be positive, it is possible that the limitation of certain deductions and the creation of new taxes could be more detrimental to us than anticipated.
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
Full Realization of our Deferred Tax Assets may be Affected by a Number of Factors.
We have deferred tax assets, including foreign net operating loss carryforwards and foreign capital loss carryforwards, employee and retiree benefit items, and other accruals not yet deductible for tax purposes. We have established valuation allowances to reduce those deferred tax assets to an amount that is more likely than not to be realized. Our ability to use these deferred tax assets depends in part upon our having future taxable income during the periods in which these temporary differences reverse or our ability to carry back any losses created by the deduction of these temporary differences. We expect to realize these assets over an extended period. However, if we were unable to generate sufficient future taxable income in the U.S. and certain foreign jurisdictions, or if there were a significant change in the time period within which the underlying temporary differences became taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets, which could have a material adverse effect on our financial condition and results of operations.
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
In joint ventures, we share ownership and, in some instances, management of a company with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information, accounting and making decisions. In certain cases, our joint venture partners must agree in order for the applicable joint venture to take certain actions, including acquisitions, the sale of assets, budget approvals, borrowing money and granting liens on joint venture property. Our inability to take unilateral action that we believe is in our best interests may have an adverse effect on the financial performance of the joint venture and the return on our investment. In joint ventures, we believe our relationship with our co-owners is an important factor to the success of the joint venture, and if a co-owner changes, our relationship may be adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures. Finally, we may be required on a legal or practical basis or both, to accept liability for obligations of a joint venture beyond our economic interest, including in cases where our co-owner becomes bankrupt or is otherwise unable to meet its commitments. For additional information with respect to the joint venture relating to our Flexible Products & Services segment, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Variable Interest Entities.
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
Our Ability to Attract, Develop and Retain Talented and Qualified Employees, Managers and Executives is Critical to our Success.
Our ability to attract, develop and retain talented and qualified employees, including executives and other key managers, is important to our business. This is becoming more difficult in the current highly competitive hiring and retention environment. The retirement of or unforeseen loss of key officers and employees without appropriate succession planning or the ability to develop or hire replacements could hinder our strategic planning and execution and make it difficult to manage our business and meet our objectives resulting in a material adverse effect on our business, financial condition and results of operations.
Our Business may be Adversely Impacted by Work Stoppages and Other Labor Relations Matters.
We are subject to risk of work stoppages and other labor relations matters because a significant number of our employees are represented by unions. We have experienced work stoppages and strikes in the past, and there may be work stoppages and strikes in the future. Any prolonged work stoppage or strike at any one of our principal manufacturing facilities could have a negative impact on our business, financial condition and results of operations. In addition, upon the expiration of existing collective bargaining agreements, we may not reach new agreements without union action and any such new agreements may not be on terms satisfactory to us.
We may not Successfully Identify Illegal Immigrants in our Workforce.
Our business is subject to laws regarding employment of illegal immigrants. Although we have taken steps that we believe are sufficient and appropriate to ensure compliance with immigration laws, we cannot provide assurance that we have identified, or will identify in the future, all illegal immigrants who work for us. Our failure to identify illegal immigrants who work for us may result in fines or other penalties being imposed upon us, or in the event we identify illegal immigrants in our workforce, it may be difficult for us to backfill those open positions, any of which could have an adverse effect on our business, financial condition and results of operations.
Our Pension and Post-retirement Plans are Underfunded and will Require Future Cash Contributions, and our Required Future Cash Contributions Could be Higher than we Expect, Each of Which Could Have a Material Adverse Effect on our Financial Condition and Liquidity.

We sponsor various pension and similar benefit plans worldwide. Our U.S. and non-U.S. pension and post-retirement plans were underfunded by an aggregate of $142.2 million and $12.2 million, respectively, as of October 31, 2019. We are legally required to make cash contributions to our pension plans in the future, and those cash contributions could be material.
In 2020, we expect, but are not obligated, to make cash contributions and direct benefit payments of approximately $27.7 million and $1.3 million to our U.S. and non-U.S. pension and post-retirement plans, respectively, which we believe will be sufficient to meet the minimum funding requirements under applicable laws. Our future funding obligations for our pension and post-retirement plans depend upon the levels of benefits provided for by these plans, the future performance of assets set aside for these plans, the rates of interest used to determine funding levels, the impact of potential business dispositions, actuarial data and experience, and any changes in government laws and regulations. Accordingly, our future funding requirements for our pension and post-retirement plans could be higher than expected, which could have a material adverse effect on our financial condition and liquidity.
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
We may be Subject to Losses that Might not be Covered in Whole or in Part by Existing Insurance Reserves or Insurance Coverage and General Insurance Premium Increases.
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
The costs of insurance coverage continue to increase, and the availability of some insurance coverages is decreasing due to extensive property damage caused by natural disasters, increased cyber security breaches and other business and employment litigation and losses. Any substantial increases in our insurance premiums or the availability of insurance policies could adversely affect our business, financial condition and results of operations.
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
We are in the process of implementing a standard IT platform across our business and have successfully completed implementation in over half of our locations. Though there are other locations globally, the locations acquired as part of the Caraustar Acquisition represent the majority of locations in which implementation is still in progress. The transition from many former systems, many of which were acquired in connection with business acquisitions, to a single system will reduce complexity and inefficiencies in monitoring business results and consolidating financial data. The transition could result in adverse business effects. This project has been ongoing for several years requiring significant human and financial resources and is expected to extend into 2022, with work at our Flexible Products & Services operations and former Caraustar operations being completed later in 2021. There can be no assurance that this project will be successful, and even if successful, there can be no assurance that other difficulties and inefficiencies will not exist in our systems.
We have established a business continuity plan in an effort to ensure the continuation of core business operations in the event that normal operations could not be performed due to a catastrophic event. While we continue to test and assess our business continuity plan to ensure it meets the needs of our core business operations and addresses multiple business interruption events, there is no assurance that core business operations could be performed upon the occurrence of such an event which may have a material adverse effect on our business, financial condition and results of operations.
A Security Breach of Customer, Employee, Supplier or Company Information may have a Material Adverse Effect on our Business, Financial Condition and Results of Operations.
In the conduct of our business, we collect, use, transmit, store and report data on information systems and interact with customers, vendors and employees. Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Despite our security measures, our IT systems and infrastructure may be vulnerable to computer viruses, cyber-attacks, security breaches caused by employee error or malfeasance or other disruptions. Any such threat could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. A security breach of our computer systems could interrupt or damage our operations or harm our reputation, or both. In addition, we could be subject to legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties if confidential information relating to customers, suppliers, employees or other parties is misappropriated from our computer system.
In May 2018, the EU enacted the General Data Protection Regulation, which provides for significantly increased responsibilities for companies that process EU personal data as well as significant penalties for noncompliance. As a result of these new regulations, we expect to see increased regulatory and customer attention surrounding data privacy. Furthermore, outside of the EU, we continue to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws, including the California Consumer Privacy Act of 2018, and national laws regulating the collection and use of data, as well as security and data breach obligations. The uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, reduce demand for our services, restrict our ability to offer services in certain locations, impact our customers’ ability to deploy our solutions in certain jurisdictions, or subject us to sanctions by state and national data protection regulators, all of which could harm our business, financial condition and results of operations. Failure to provide adequate privacy protections and maintain compliance with the new data privacy laws, like the General Data Protection Regulation and California Consumer Privacy Act of 2018, could jeopardize business transactions across borders and result in significant penalties and claims from individuals and other businesses. These laws could create liability for us or increase our cost of doing business.
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
In addition, laws, rules and regulations, as well as the interpretation and administration of such laws and regulations by governmental agencies, can change and restrict or prohibit the manner in which we conduct our current operations, require additional permits to engage in some or all of our current operations, or increase the cost of some or all our operations. For example, certain of the remedies being sought by the U.S. EPA and the Wisconsin Department of Natural Resources in the proceedings relating to the Container Life Cycle Management LLC ("CLCM") facilities in the Milwaukee, Wisconsin area seek to implement changes in the way certain laws and regulations are interpreted and administered with respect to our reconditioning business. Such changes could adversely affect our business, financial condition and results of operations.
We are also subject to transportation safety regulations promulgated by the U.S. Department of Transportation ("DOT") and agencies in other jurisdictions. Both the DOT regulations and standards issued by the United Nations and adopted by various jurisdictions outside the United States set forth requirements related to the transportation of both hazardous and nonhazardous materials in some of our packaging products and subject our company to random inspections and testing to ensure compliance. Failure to comply could result in fines to us and could affect our business, financial condition and results of operations.
We are subject to laws, rules and regulations relating to certain raw materials used in our business. For example, certain resins and epoxy-based coatings used in our rigid container business may contain Bisphenol-A (BPA), a chemical monomer that can be toxic in sufficient quantities, and is used in several food contact applications. Regulatory agencies in several jurisdictions worldwide have found these materials to be safe for food contact at current levels, but a significant change in regulatory rulings concerning BPA could have an adverse effect on our business. These laws, rules and regulations, as well as resulting claims by individuals and other businesses, could adversely affect our business, financial condition and results of operations.
At the EU-level, many laws and regulations are designed to protect human health and the environment. For example, Directive 2004/35/EC concerns obligations to remedy damages to the environment, which could require us to remediate contamination identified at sites we own or use. Other EU directives limit pollution from industrial activities, reduce emissions to air, water and soil, protect water resources, reduce waste, protect employee health and safety and regulate the registration, evaluation, authorization and restriction of chemicals. Failure to comply with these laws, or a change in the applicable legal framework, for example the increased enforcement of environmental regulations in the U.S., China or other countries, could affect our business, financial condition and results of operations, in addition to those of our customers.
Our customers in the food industry are subject to increasing laws, rules and regulations relating to food safety. As a result, customers may demand that changes be made to our products or facilities, as well as other aspects of our production processes, that may require the investment of capital. The failure to comply with these requests could adversely affect our relationships with some customers and result in negative effects on our business, financial condition and results of operations.
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
Although there may be adverse financial impact (including compliance costs, potential permitting delays and increased cost of energy, raw materials and transportation) associated with any legislation, regulation or other action, the extent and magnitude of that impact cannot be reliably or accurately estimated due to the fact that some requirements have only recently been adopted and the present uncertainty regarding other additional measures and how they will be implemented. In addition, environmental, health and safety laws and regulations applicable to our business and the business of our customers, and the interpretation or enforcement of these laws and regulations, are constantly evolving and it is impossible to predict accurately the effect that changes in these laws and regulations, or their interpretation or enforcement, may have upon our business, financial condition and results of operations. Should environmental laws and regulations, or their interpretation or enforcement, become more stringent, our costs could increase, which may have a material adverse effect on our business, financial condition and results of operations.

Product Liability Claims and Other Legal Proceedings Could Adversely Affect our Operations and Financial Performance.
We produce products and provide services related to other parties’ products, including sensitive products such as food ingredients, pharmaceutical ingredients and hazardous substances. Incidents involving these product types can involve risk of recall, contamination, spillage, leakage, fires, and explosions, which can threaten individual health, impact the environment and cause the breakdown or failure of equipment or processes and the performance of facilities below expected levels of capacity. If any of our customers have such accidents involving our products, they may bring product liability claims against us. While we have built extensive operational processes to ensure that the design and manufacture of our products meet rigorous quality standards, there can be no assurance that we or our customers will not experience operational process failures that could result in potential product, safety, regulatory or environmental claims and associated litigation. We are also subject to a variety of legal proceedings and legal compliance risks in our areas of operation around the globe. Any such claims, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. In the future, we may not be able to maintain insurance at commercially acceptable premium levels at all. In addition, the levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. If any significant judgment or claim is not fully insured or indemnified against, it could have a material adverse impact on our business, financial condition and results of operations.
We and the industries in which we operate are at times being reviewed or investigated by regulators and other governmental agencies, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Simply responding to actual or threatened litigation or government investigations of our compliance with regulatory standards may require significant expenditures of time and other resources. While we believe that we have adopted appropriate risk management and compliance programs, the global and diverse nature of our operations means that legal and compliance risks will continue to exist and legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time that could adversely affect our business, financial condition and results of operations.
We may Incur Fines or Penalties, Damage to our Reputation or other Adverse Consequences if our Employees, Agents or Business Partners Violate, or are Alleged to have Violated, Anti-bribery, Competition or Other Laws.
We cannot provide assurance that our internal controls will always protect us from reckless or criminal acts committed by our employees, agents or business partners that would violate U.S.  and non-U.S. laws, including anti-bribery, competition, trade sanctions and regulation, and other laws. Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal monetary and non-monetary penalties against us or our subsidiaries, and could damage our reputation. Even the allegation or appearance of our employees, agents or business partners acting improperly or illegally could damage our reputation and result in significant expenditures in investigating and responding to such actions.
Changing Climate, Climate Change Regulations and Greenhouse Gas Effects may Adversely Affect our Operations and Financial Performance.
There is continuing concern from members of the scientific community and the general public that emissions of greenhouse gases ("GHG") and other human activities have or will cause significant changes in weather patterns and increase the frequency or severity of weather events, wildfires and flooding. Climate change creates physical and financial risk. Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in precipitation, droughts and extreme weather events. These types of events may adversely impact us, our suppliers, our customers and their ability to purchase our products and our ability to manufacture and transport our products on a timely basis and could result in a material adverse effect on our business, financial condition and results of operations.
We believe it is likely that the scientific and political attention to issues concerning the extent and causes of climate change will continue, with the potential for further legislation and regulations that could affect our financial condition and results of operations. Foreign, federal, state and local regulatory and legislative bodies have proposed various legislative and regulatory measures relating to climate change, regulating GHG emissions and energy policies. If such legislation or regulations are enacted, we could incur increased energy, environmental and other costs and capital expenditures to comply with the limitations. Failure to comply with these regulations could result in fines to our company and could affect our business, financial condition and results of operations.
We, along with other companies in many business sectors, including our customers, are considering and implementing ways to reduce GHG emissions. As a result, our customers may request that changes be made to our products or facilities, as well as other aspects of our production processes, that increase costs and may require the investment of capital. The failure to comply with these requests could adversely affect our relationships with some customers, which in turn could adversely affect our business, financial condition and results of operations.

We could face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change.
The Frequency and Volume of our Timber and Timberland Sales Will Impact our Financial Performance.
We have a significant inventory of standing timber and timberland and approximately 18,800 acres of special use properties in the United States as of October 31, 2019. The frequency, demand for and volume of sales of timber, timberland and special use properties will have an effect on our financial condition and results of operations. In addition, volatility in the real estate market for special use properties could negatively affect our results of operations.
Changes in U.S. Generally Accepted Accounting Principles (GAAP) and SEC Rules and Regulations Could Materially Impact our Reported Results.
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
The Financial Accounting Standard Board (“FASB”) has issued an Accounting Standards Update ("ASU") that provides new requirements for accounting for and the disclosure of lease assets and lease liabilities on the balance sheet and the disclosure of key information about our lease arrangements. This ASU is effective for us on November 1, 2019, and we expect to adopt this ASU on that date using a modified retrospective approach and will not adjust our comparative period financial information. We plan to adopt the practical expedient package which permits us to not reassess previous conclusions whether a contract is or contains a lease, lease classification, or treatment of indirect costs for existing contracts as of the adoption date. We also plan to adopt the short-term lease recognition exemption and the practical expedient allowing for the combination of lease and non-lease components for equipment leases. We have preliminarily completed the lease collection and evaluation process, implemented a technology tool to assist with the accounting and reporting requirements of the new standard, and designed new processes and controls around leases. We expect to recognize a right-of-use asset and lease liability between approximately $275-$325 million and do not expect the ASU to have a material impact on our financial position, results of operations, comprehensive income, or cash flows, other than the impact mentioned above.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model which requires us to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We plan to adopt this ASU on November 1, 2020. We are in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flows and disclosures.
If we Fail to Maintain an Effective System of Internal Control, we may not be able to Accurately Report Financial Results or Prevent Fraud.
Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. We must annually evaluate our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management and auditors to assess the effectiveness of internal controls. As described in Item 9A of this Form 10-K, management has concluded that our internal controls over financial reporting, except where excluded by the SEC's guidance, were effective as of October 31, 2019. In the past, we have reported material weaknesses in the adequacy of our internal controls, and there is no assurance that, in the future, material weaknesses will not be identified that would cause management to change its current conclusion as to the effectiveness of our internal controls. If we fail to maintain effective internal controls, we could report material weaknesses in the future, indicating that there is a reasonable possibility that our financial statements do not accurately reflect our financial condition.
We have a Significant Amount of Goodwill and Long-lived Assets Which, if Impaired in the Future, Would Adversely Impact our Results of Operations.
Our goodwill could be impaired if the fair value of any particular reporting unit is less than the carrying value of that reporting unit. Impairment of our goodwill would reduce our net income in the period of any such write down. We are required to evaluate goodwill reflected on our balance sheet at least annually, or when circumstances indicate a potential impairment. If we determine that the goodwill is impaired, we would be required to write off a portion or all of the goodwill. At October 31, 2019, the carrying value of our goodwill was $1,517.8 million.
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

Location	Products or Use	Owned	Leased
RIGID INDUSTRIAL PACKAGING & SERVICES
Algeria	Steel drums	—	1
Argentina	Steel and plastic drums, pails, and water bottles	2	1
Austria	Steel drums, intermediate bulk containers, and reconditioned containers and services	—	1
Belgium	Steel and plastic drums	2	—
Brazil	Steel and plastic drums and closures	5	3
Canada	Steel and plastic drums	2	—
Chile	Steel drums, water bottles, and warehouse	1	1
China	Steel and plastic drums, closures, and intermediate bulk containers	7	1
Colombia	Steel and plastic drums and water bottles	1	1
Costa Rica	Steel drums	—	1
Czech Republic	Steel drums	1	—
Denmark	Fibre drums	—	1
Egypt	Steel drums	1	—
France	Steel and plastic drums, reconditioned containers, closures, and intermediate bulk containers	4	—
Germany	Steel drums, water bottles, closures, and intermediate bulk containers	4	1
Greece	Steel drums	1	—
Guatemala	Steel drums	1	—
Hungary	Steel drums	1	—
Israel	Steel, plastic and fibre drums and intermediate bulk containers	—	1
Italy	Steel and plastic drums, jerry cans, and intermediate bulk containers	1	3
Kenya	Steel drums	—	1
Malaysia	Steel drums	1	1
Mexico	Steel and fibre drums and warehouse	1	2
Morocco	Steel and plastic drums	1	—
Netherlands	Steel drums, closures, paints and linings, and intermediate bulk containers	3	2
Nigeria	Steel drums	1	—
Poland	Steel drums and water bottles	1	—
Portugal	Steel drums	1	—
Russia	Steel drums, clovertainers, intermediate bulk containers, and general office	7	3
Saudi Arabia	Steel drums	—	2
Singapore	Steel and plastic drums	—	1
South Africa	Steel and plastic drums	2	1
Spain	Steel drums and intermediate bulk containers	2	1
Sweden	Steel and plastic drums and intermediate bulk containers	1	1
Turkey	Steel drums	1	—
Ukraine	Distribution center and water bottles	—	1
United Kingdom	Steel drums, reconditioned containers, and intermediate bulk containers	2	—

United States	Fibre, steel and plastic drums, intermediate bulk containers, reconditioned containers, closures, warehouse, and packaging services	18	25
Vietnam	Steel drums	1	—

Location	Products or Use	Owned	Leased
FLEXIBLE PRODUCTS & SERVICES:
Belgium	Manufacturing plant	—	1
Brazil	General office	—	1
Chile	General office	—	1
China	Manufacturing plant	—	1
France	Manufacturing plant	1	—
Germany	General offices and warehouse	—	2
India	General office	—	1
Ireland	Distribution center	—	1
Mexico	Manufacturing plant	—	1
Netherlands	General offices and warehouse	—	2
Portugal	Manufacturing plant	—	1
Romania	Manufacturing plants	—	2
Turkey	Manufacturing plants	—	3
Ukraine	Manufacturing plant	1	—
United Kingdom	Manufacturing plant	—	1
United States	General offices	—	2
Vietnam	Manufacturing plant	—	1

Location	Products or Use	Owned	Leased
PAPER PACKAGING & SERVICES:
Canada	Spiral-wound paper containers and warehouse	2	2
United States	Corrugated sheets and containers, containerboard, coated and uncoated recycled paperboard, folding cartons, spiral-wound paper tubes and cores, headers, adhesives, recycling plants, general offices and warehouses	63	57

Location	Products or Use	Owned	Leased
LAND MANAGEMENT:
United States	General offices	3	2

Location	Products or Use	Owned	Leased
CORPORATE:
Belgium	General office	—	1
Hungary	Shared service center	—	1
Netherlands	General office	—	1
United States	Principal and general offices	3	—
We also own a substantial amount of timber properties. Our timber properties consisted of approximately 251,000 acres in the southeastern United States as of October 31, 2019.

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
None.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of our Class A and Class B Common Stock are listed on the New York Stock Exchange under the symbols GEF and GEF.B, respectively.
Financial information regarding our two classes of common stock, as well as the number of holders of each class and the high, low and closing sales prices for each class for each quarterly period for the two most recent years, is included in Note 18 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.
We pay quarterly dividends of varying amounts computed on the basis described in Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. The annual dividends paid for the last two years are as follows:
2019 Dividends per Share – Class A $1.76; Class B $2.63
2018 Dividends per Share – Class A $1.70; Class B $2.54
The terms of our current secured credit facilities, United States accounts receivable credit facility and the indenture governing our Senior Notes due 2027 limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of our equity interests. The payment of dividends and other restricted payments are subject to the condition that certain defaults not exist under the terms of our current secured credit facilities, United States accounts receivable credit facility and the indenture governing our Senior Notes due 2027 and, in the event that certain defaults exist, are limited in amount by a formula based, in part, on our consolidated net income. See “Liquidity and Capital Resources – Borrowing Arrangements” in Item 7 of this Form 10-K.
In July 2017, the Board of Directors' Stock Repurchase Committee authorized, and we executed, the repurchase of 2,000 shares of Class B Common Stock as a part of the Board authorized common stock repurchase program. No stock has been repurchased during 2018 and 2019.

Performance Graph
The following graph compares the performance of shares of our Class A and B Common Stock to that of the Standard and Poor’s 500 Index and our industry group (Peer Index) assuming $100 invested on October 31, 2014 and reinvestment of dividends for each subsequent year. The graph does not purport to represent our value.

$250
$200
$150
$100
$50
$0
Indexed Prices
10/31/14
10/31/15
10/31/16
10/31/17
10/31/18
10/31/19
S&P 500 Index
Peer Index
Greif Cl A
Greif Cl B

The Peer Index comprises the containers and packaging index as shown by Dow Jones.
Equity compensation plan information required by Items 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information” in the 2020 Proxy Statement, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
The five-year selected financial data is as follows:

	Year Ended October 31,
(in millions, except per share amounts)	2019(1)	2018	2017	2016	2015
Net sales	$4,595.0	$3,873.8	$3,638.2	$3,323.6	$3,616.7
Net income attributable to Greif, Inc.	$171.0	$209.4	$118.6	$74.9	$71.9
Total assets	$5,426.7	$3,194.8	$3,232.3	$3,153.0	$3,315.7
Long-term debt, including current portion of long-term debt	$2,756.3	$907.6	$952.8	$974.6	$1,146.9
Basic earnings per share:
Class A common stock	$2.89	$3.56	$2.02	$1.28	$1.23
Class B common stock	$4.33	$5.33	$3.02	$1.90	$1.83
Diluted earnings per share:
Class A common stock	$2.89	$3.55	$2.02	$1.28	$1.23
Class B common stock	$4.33	$5.33	$3.02	$1.90	$1.83
Dividends per share:
Class A common stock	$1.76	$1.70	$1.68	$1.68	$1.68
Class B common stock	$2.63	$2.54	$2.51	$2.51	$2.51
(1) Includes the results and components of the Caraustar Acquisition from February 11, 2019 through October 31, 2019.
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
The non-GAAP financial measures of EBITDA and Adjusted EBITDA are used throughout the following discussion of our results of operations, both for our consolidated and segment results. For our consolidated results, EBITDA is defined as net income, plus interest expense, net, including debt extinguishment charges, plus income tax expense, plus depreciation, depletion and amortization, and Adjusted EBITDA is defined as EBITDA plus restructuring charges, plus acquisition-related costs, plus non-cash impairment charges, plus non-cash pension settlement charges, less (gain) loss on disposal of properties, plants, equipment and businesses, net. Since we do not calculate net income by business segment, EBITDA and Adjusted EBITDA by business segment are reconciled to operating profit by business segment. In that case, EBITDA is defined as operating profit by business segment less other (income) expense, net, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization expense for that business segment, and Adjusted EBITDA is defined as EBITDA plus restructuring charges, plus acquisition-related costs, plus non-cash asset impairment charges, plus non-cash pension settlement charges, less (gain) loss on disposal of properties, plants, equipment and businesses, net, for that business segment. We use EBITDA and Adjusted EBITDA as financial measures to evaluate our historical and ongoing operations and believe that these non-GAAP financial measures are useful to enable investors to perform meaningful comparisons of our historical and current performance. In addition, we present our U.S. and non-U.S. income before income taxes after eliminating the impact of non-cash asset impairment charges, non-cash pension settlement charges, restructuring charges, debt extinguishment charges, acquisition-related costs and (gains) losses on sales of businesses, net, which are non-GAAP financial measures. We believe that excluding the impact of these adjustments enable investors to perform a meaningful comparison of our current and historical performance that investors find valuable. The foregoing non-GAAP financial measures are intended to supplement and should be read together with our financial results. These non-GAAP financial measures should not be considered an alternative or substitute for, and should not be considered superior to, our reported financial results. Accordingly, users of this financial information should not place undue reliance on the non-GAAP financial measures.

The following table sets forth the net sales, operating profit (loss), EBITDA and Adjusted EBITDA for each of our business segments for 2019, 2018 and 2017:

Year Ended October 31, (in millions)	2019	2018	2017
Net sales
Rigid Industrial Packaging & Services	$2,490.6	$2,623.6	$2,522.7
Paper Packaging & Services	1,780.0	898.5	800.9
Flexible Products & Services	297.5	324.2	286.4
Land Management	26.9	27.5	28.2
Total net sales	$4,595.0	$3,873.8	$3,638.2
Operating profit (loss):
Rigid Industrial Packaging & Services	179.6	183.2	190.1
Paper Packaging & Services	184.3	158.3	93.5
Flexible Products & Services	25.3	19.4	5.8
Land Management	9.9	9.6	10.1
Total operating profit	$399.1	$370.5	$299.5
EBITDA:
Rigid Industrial Packaging & Services	251.6	249.0	241.9
Paper Packaging & Services	307.0	191.8	115.3
Flexible Products & Services	32.7	25.7	11.1
Land Management	14.2	14.2	14.6
Total EBITDA	$605.5	$480.7	$382.9
Adjusted EBITDA:
Rigid Industrial Packaging & Services	269.9	273.4	294.9
Paper Packaging & Services	348.3	192.3	126.1
Flexible Products & Services	28.6	25.6	12.3
Land Management	12.1	11.9	12.2
Total Adjusted EBITDA	$658.9	$503.2	$445.5

The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for 2019, 2018 and 2017:

Year Ended October 31, (in millions)	2019	2018	2017
Net income	194.2	229.5	135.1
Plus: interest expense, net	112.5	51.0	60.1
Plus: debt extinguishment charges	22.0	—	—
Plus: income tax expense	70.7	73.3	67.2
Plus: depreciation, depletion and amortization expense	206.1	126.9	120.5
EBITDA	$605.5	$480.7	$382.9
Net income	194.2	229.5	135.1
Plus: interest expense, net	112.5	51.0	60.1
Plus: debt extinguishment charges	22.0	—	—
Plus: income tax expense	70.7	73.3	67.2
Plus: non-cash pension settlement charges	—	1.3	27.1
Plus: other (income) expense, net	2.6	18.4	12.0
Plus: equity earnings of unconsolidated affiliates, net of tax	(2.9)	(3.0)	(2.0)
Operating profit	399.1	370.5	299.5
Less: non-cash pension settlement charges	—	1.3	27.1
Less: other (income) expense, net	2.6	18.4	12.0
Less: equity earnings of unconsolidated affiliates, net of tax	(2.9)	(3.0)	(2.0)
Plus: depreciation, depletion and amortization expense	206.1	126.9	120.5
EBITDA	$605.5	$480.7	$382.9
Plus: restructuring charges	26.1	18.6	12.7
Plus: acquisition-related charges	29.7	0.7	0.7
Plus: non-cash asset impairment charges	7.8	8.3	20.8
Plus: non-cash pension settlement charges	—	1.3	27.1
Less: (Gain) loss on disposal of properties, plants, equipment, and businesses, net	(10.2)	(6.4)	1.3
Adjusted EBITDA	$658.9	$503.2	$445.5

The following table sets forth EBITDA and Adjusted EBITDA for each of our business segments, reconciled to the operating profit for each segment, for 2019 and 2018:

Year Ended October 31, (in millions)	2019	2018	2017
Rigid Industrial Packaging & Services
Operating profit	$179.6	$183.2	$190.1
Less: non-cash pension settlement charges	—	1.3	16.7
Less: other (income) expense, net	7.2	17.1	10.5
Less: equity earnings of unconsolidated affiliates, net of tax	(2.9)	(3.0)	(2.0)
Plus: depreciation and amortization expense	76.3	81.2	77.0
EBITDA	$251.6	$249.0	$241.9
Plus: restructuring charges	18.8	17.3	11.2
Plus: acquisition-related charges	0.6	0.7	0.5
Plus: non-cash asset impairment charges	2.7	8.3	20.5
Plus: non-cash pension settlement charges	—	1.3	16.7
Less: (gain) loss on disposal of properties, plants, equipment, and businesses, net	(3.8)	(3.2)	4.1
Adjusted EBITDA	$269.9	$273.4	$294.9
Paper Packaging & Services
Operating profit	$184.3	$158.3	$93.5
Less: non-cash pension settlement charges	—	—	10.2
Less: other (income) expense, net	(3.4)	0.7	(0.1)
Plus: depreciation and amortization expense	119.3	34.2	31.9
EBITDA	$307.0	$191.8	$115.3
Plus: restructuring charges	6.2	0.4	0.3
Plus: acquisition-related charges	29.1	—	0.2
Plus: non-cash asset impairment charges	5.1	—	—
Plus: non-cash pension settlement charges	—	—	10.2
Less: (gain) loss on disposal of properties, plants, equipment, and businesses, net	0.9	0.1	0.1
Adjusted EBITDA	$348.3	$192.3	$126.1
Flexible Products & Services
Operating profit (loss)	$25.3	$19.4	$5.8
Less: non-cash pension settlement charge	—	—	0.1
Less: other (income) expense, net	(1.2)	0.6	1.6
Plus: depreciation and amortization expense	6.2	6.9	7.0
EBITDA	$32.7	$25.7	$11.1
Plus: restructuring charges	1.0	0.9	1.2
Plus: non-cash asset impairment charges	—	—	0.3
Plus: non-cash pension settlement charges	—	—	0.1
Less: (gain) loss on disposal of properties, plants, equipment, and businesses, net	(5.1)	(1.0)	(0.4)
Adjusted EBITDA	$28.6	$25.6	$12.3
Land Management
Operating profit	9.9	9.6	10.1
Less: non-cash pension settlement charge	—	—	0.1
Plus: depreciation, depletion and amortization expense	4.3	4.6	4.6
EBITDA	$14.2	$14.2	$14.6
Plus: restructuring charges	0.1	—	—
Plus: non-cash pension settlement charge	—	—	0.1
Less: (gain) loss on disposal of properties, plants, equipment, and businesses, net	(2.2)	(2.3)	(2.5)
Adjusted EBITDA	$12.1	$11.9	$12.2

Year 2019 Compared to Year 2018
Net Sales
Net sales were $4,595.0 million for 2019 compared with $3,873.8 million for 2018. The $721.2 million increase was primarily due to the sales contributed by the acquired Caraustar operations, partially offset by lower volumes in certain regions and the impact of foreign currency translation.
Gross Profit
Gross profit was $959.9 million for 2019 compared with $788.9 million for 2018. The respective reasons for the improvement or decline in gross profit, as the case may be, for each segment are described below in the "Segment Review." Gross profit margin was 20.9 percent for 2019 compared to 20.4 percent for 2018.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased $110.2 million to $507.4 million for 2019 from $397.2 million for 2018. This increase was primarily due to expenses attributable to the acquired Caraustar operations, partially offset by a reduction in salaries and benefits costs. SG&A expenses were 11.0 percent of net sales for 2019 compared with 10.3 percent of net sales for 2018.
Restructuring Charges
Restructuring charges were $26.1 million for 2019 compared with $18.6 million for 2018. Restructuring activities and associated costs during 2019 are anticipated to deliver annual run-rate savings of approximately $31.6 million with payback periods ranging from one to three years among the plans. See Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
Acquisition-related Costs
Acquisition-related costs were $29.7 million for 2019 compared with $0.7 million for 2018. The increase was primarily due to expenses incurred in connection with the Caraustar Acquisition and the Tholu Acquisition. See Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
Impairment Charges
There were no goodwill impairment charges for 2019 and 2018.
Non-cash asset impairment charges were $7.8 million for 2019 compared with $8.3 million for 2018. In 2019, these charges were primarily related to plant closures. See Note 9 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
Gain on Disposal of Properties, Plants and Equipment, net
The gain on disposal of properties, plants, and equipment, net was $13.9 million and $5.6 million for 2019 and 2018, respectively. See Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
Gain on Disposal of Businesses, net
The gain on disposal of business, net was $3.7 million for 2019 and $0.8 million for 2018. See Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
Financial Measures
Operating profit was $399.1 million for 2019 compared with $370.5 million for 2018. Net income was $194.2 million for 2019 compared with $229.5 million for 2018. Adjusted EBITDA was $658.9 million for 2019 compared with $503.2 million for 2018. The $155.7 million increase in Adjusted EBITDA was primarily due to the contribution from the acquired Caraustar operations, partially offset by lower volumes in certain regions and a negative impact from foreign currency translation.

Trends
We anticipate demand softness in the industrial manufacturing businesses, particularly in North America and Western Europe, to continue in 2020. Additionally, raw material prices for steel, resin, old corrugated containers, recycled coated and uncoated paperboard are expected to remain relatively stable in 2020.
Segment Review
Rigid Industrial Packaging & Services
Key factors influencing profitability in the Rigid Industrial Packaging & Services segment are:

•	Selling prices, product mix, customer demand and sales volumes;

•	Raw material costs, primarily steel, resin, containerboard and used industrial packaging for reconditioning;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges;

•	Acquisition of businesses and facilities;

•	Divestiture of businesses and facilities; and

•	Impact of foreign currency translation.
Net sales were $2,490.6 million for 2019 compared with $2,623.6 million for 2018. The $133.0 million decrease in net sales was due primarily to decreased volumes in certain regions and the impact of foreign currency translation, partially offset by an increase in selling prices due to strategic pricing decisions.
Gross profit was $460.1 million for 2019 compared with $490.8 million for 2018. The $30.7 million decrease in gross profit was primarily due to the same factors that impacted net sales. Gross profit margin decreased to 18.5 percent in 2019 from 18.7 percent in 2018.
Operating profit was $179.6 million for 2019 compared with $183.2 million for 2018. The $3.6 million decrease was primarily attributable to the same factors that impacted net sales, partially offset by a decrease in the segment's SG&A expense. The decrease in SG&A expense included a one-time Brazilian tax recovery of approximately $7.0 million. Adjusted EBITDA was $269.9 million for 2019 compared with $273.4 million for 2018. The $3.5 million decrease was primarily due to the same factors that impacted operating profit. Depreciation, depletion and amortization expense was $76.3 million and $81.2 million for 2019 and 2018, respectively.
Paper Packaging & Services
Key factors influencing profitability in the Paper Packaging & Services segment are:

•	Selling prices, product mix, customer demand and sales volumes;

•	Raw material costs, primarily old corrugated containers;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System

•	Restructuring charges; and

•	Acquisition of businesses and facilities.
Net sales were $1,780.0 million for 2019 compared with $898.5 million for 2018. The $881.5 million increase was primarily due to $936.3 million of contribution from the acquired Caraustar operations, partially offset by lower published containerboard prices and decreased volumes.
Gross profit was $425.4 million for 2019 compared with $222.5 million for 2018. The increase in gross profit was due primarily to $211.6 million of contribution from the acquired Caraustar operations, partially offset by the same factors that impacted net sales. Gross profit margin was 23.9 percent and 24.8 percent for 2019 and 2018, respectively.

Operating profit was $184.3 million for 2019 compared with $158.3 million for 2018. Adjusted EBITDA was $348.3 million for 2019 compared with $192.3 million for 2018. The increase was due primarily to $163.9 million of contribution from the acquired Caraustar operations, partially offset by the same factors that impacted net sales. Depreciation, depletion and amortization expense was $119.3 million and $34.2 million for 2019 and 2018, respectively.
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
Net sales were $297.5 million for 2019 compared with $324.2 million for 2018. The $26.7 million decrease was primarily due to the impact of foreign currency translation and volume decreases, partially offset by improved product mix.
Gross profit was $64.2 million for 2019 compared with $65.2 million for 2018. The decrease was primarily attributable to the same factors that impacted net sales, partially offset by lower manufacturing costs. The increase in gross profit margin to 21.6 percent for 2019 from 20.1 percent for 2018 was primarily due to lower manufacturing costs.
Operating profit was $25.3 million for 2019 compared with $19.4 million for 2018. The increase in operating profit was primarily due to a $5.1 million gain on disposal of properties, plants and equipment. Adjusted EBITDA was $28.6 million for 2019 compared with $25.6 million for 2018. The increase was due to a reduction in segment SG&A expense, partially offset by lower gross profit. Depreciation, depletion and amortization expense was $6.2 million for 2019 compared with $6.9 million for 2018, respectively.
Land Management
As of October 31, 2019, our Land Management segment consisted of approximately 251,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management segment are:

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
As of October 31, 2019, we estimated that there were 18,800 acres in the United States of special use property, which we expect will be available for sale in the next four to six years.
Net sales decreased to $26.9 million for 2019 compared with $27.5 million for 2018.
Operating profit increased to $9.9 million for 2019 from $9.6 million for 2018.
Adjusted EBITDA was $12.1 million and $11.9 million for 2019 and 2018, respectively. Depreciation, depletion and amortization expense was $4.3 million and $4.6 million for 2019 and 2018, respectively.
Other Income Statement Changes
Interest Expense, net
Interest expense, net was $112.5 million and $51.0 million for 2019 and 2018, respectively. The increase was primarily due to the incremental debt incurred in connection with the Caraustar Acquisition.
Debt Extinguishment Charges
Debt extinguishment charges were $22.0 million in 2019. There were no debt extinguishment charges in 2018. The increase in debt extinguishment charges was due to the debt extinguishment related to the financing of the Caraustar Acquisition.
Other Expense, net
Other expense, net was $2.6 million and $18.4 million for 2019 and 2018, respectively. The decrease was primarily due to a reduction in pension costs, largely driven by a one-time $65.0 million contribution we made to our U.S. defined benefit plan in 2018, as well as reduced foreign currency transaction losses.

U.S. and Non-U.S. Income before Income Tax Expense
See the following tables for details of the U.S. and non-U.S. income before income taxes and U.S. and non-U.S. income before income taxes after eliminating the impact of non-cash asset impairment charges, non-cash pension settlement charges, restructuring charges, and (gains) losses on sales of businesses.

Summary
	Year ended October 31,
	2019	2018
Non-U.S. % of Consolidated Net Sales	40.6%	51.4%
U.S. % of Consolidated Net Sales	59.4%	48.6%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T.	50.4%	34.1%
U.S. % of Consolidated I.B.I.T.	49.6%	65.9%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T. before Special Items	44.0%	36.9%
U.S. % of Consolidated I.B.I.T. before Special Items	56.0%	63.1%
	100.0%	100.0%
Non-U.S. I.B.I.T. Reconciliation
	Year ended October 31,
	2019	2018
Non-U.S. I.B.I.T.	$132.1	$102.3
Non-cash asset impairment charges	2.7	4.6
Non-cash pension settlement charge	—	1.3
Restructuring charges	16.3	13.5
Acquisition-related costs	0.5	0.6
(Gain) loss on sale of businesses	2.9	(0.8)
Total Non-U.S. Special Items	22.4	19.2
Non-U.S. I.B.I.T. before Special Items	$154.5	$121.5
U.S. I.B.I.T. Reconciliation
	Year ended October 31,
	2019	2018
U.S. I.B.I.T.	$129.9	$197.5
Non-cash asset impairment charges	5.1	3.7
Restructuring charges	9.8	5.1
Acquisition-related costs	29.2	0.1
Debt extinguishment charges	22.0	—
Loss on sale of businesses	0.8	—
Total U.S. Special Items	66.9	8.9
U.S. I.B.I.T. before Special Items	$196.8	$206.4

*	Income Before Income Tax expense = I.B.I.T.
Income Tax Expense
We had operations in over 40 countries during 2019. Operations outside the United States are subject to additional risks that may not exist, or be as significant, within the United States. Because of our global operations in numerous countries we are required to address different and complex tax systems and issues which are constantly changing.

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
The provision for income taxes is computed using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized currently based on the anticipated future tax consequences of changes in the temporary differences between the book and tax bases of assets and liabilities. This method includes an estimate of the future realization of tax benefits associated with tax losses. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those assets are expected to be realized or settled.
Income tax expense for 2019 was $70.7 million on $262.0 million of pretax income and for 2018 was $73.3 million on $299.8 million of pretax income. In 2019, the mix of income and losses among various jurisdictions resulted in $7.6 million less tax on $37.8 million less of pretax income. Additionally, the year-over-year increase in our reserve for unrecognized tax benefits due to releases for audit settlements and expirations in the statute of limitations, offset by increases of the reserve due to changes in the measurement of uncertain tax positions, was $3.3 million lower than the 2018 increase in the reserve. Further, the 2019 tax related to unremitted foreign earnings was $0.7 million lower than the amount recorded in 2018. These decreases between the 2019 and 2018 tax amounts were offset by year-over-year increases of $0.8 million in withholding tax expense and $3.6 million for other miscellaneous tax expense items, along with, most significantly, a $18.7 million increase in the 2019 tax expense related to the one-time net provisional tax benefit recognized in 2018 related to the Tax Reform Act.
During 2019, there was a $17.8 million net increase in valuation allowances. This increase was a result of a $5.6 million increase to valuation allowances related to net operating losses and other deferred tax assets, an increase of $0.7 million in new valuation allowances, as well as an increase of $13.2 million recorded from the Caraustar Acquisition. These increases were partially offset by a $1.7 million decrease in valuation allowances due to currency translation and pension adjustments.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 also provides for a measurement period that should not extend beyond one year from the Tax Reform Act enactment date. During the first quarter of 2019, we revised our calculation for the transition tax liability by $2.3 million. The provisional calculations related to the Tax Reform Act are now complete.
We analyze potential income tax liabilities related to uncertain tax positions in the United States and international jurisdictions. The analysis of potential income tax liabilities results in estimates of income tax liabilities recognized for uncertain tax positions following the guidance of ASC 740, “Income Taxes.” The estimation of potential tax liabilities related to uncertain tax positions involves significant judgment in evaluating the impact of uncertainties in the application of ASC 740 and complex tax laws. We periodically analyze both potential income tax liabilities and existing liabilities for uncertain tax positions resulting in both new reserves and adjustments to existing reserves in light of changing facts and circumstances. This includes the release of existing liabilities for uncertain tax positions based on the expiration of statutes of limitation. During 2019 and 2018, recognition of uncertain tax positions increased primarily due to increases in unrecognized tax benefits related to prior years and the current year, offset by decreases related to lapses in statute of limitations and audit settlements.
The ultimate resolution of potential income tax liabilities may result in a payment that is materially different from our current estimates. If our estimates recognized under Account Standards Codification ("ASC") 740 prove to be different than what is ultimately resolved, such resolution could have a material impact on our financial condition and results of operations. While predicting the final outcome or the timing of the resolution of any particular tax matter is subject to various risks and uncertainties, we believe that our tax accounts related to uncertain tax positions are appropriately stated.
See Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further information.
Equity Earnings of Unconsolidated Affiliates, net of Tax
We recorded $2.9 million and $3.0 million of equity earnings of unconsolidated affiliates, net of tax, for 2019 and 2018, respectively.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests represents the portion of earnings from the operations of our non-wholly owned, consolidated subsidiaries that belongs to the noncontrolling interests in those subsidiaries. Net income attributable to noncontrolling interests was $23.2 million and $20.1 million for 2019 and 2018, respectively. The increase in net income attributable to noncontrolling interests was due primarily to increased earnings of the joint venture ("Flexible Packaging JV") formed in 2010, with Dabbagh Group Holdings Company Limited and one of its subsidiaries, originally National Scientific Company Limited and now Gulf Refined Packaging for Industrial Packaging Company LTD.
Net Income Attributable to Greif, Inc.
Based on the factors noted above, net income attributable to Greif, Inc. decreased $38.4 million to $171.0 million in 2019 from $209.4 million in 2018.
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
Selling, General and Administrative Expenses
SG&A expenses increased 4.6 percent to $397.2 million for 2018 from $379.7 million for 2017. This increase was primarily due to increased health and medical expenses, increased non-income taxes and increased salary expenses. SG&A expenses were 10.3 percent of net sales for 2018 compared with 10.4 percent of net sales for 2017.
Restructuring Charges
Restructuring charges were $18.6 million for 2018 compared with $12.7 million for 2017. See Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
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
Financial Measures
Operating profit was $370.5 million for 2018 compared with $299.5 million for 2017. Net income was $229.5 million for 2018 compared with $135.1 million for 2017. Adjusted EBITDA was $503.2 million for 2018 compared with $445.5 million for 2017. The $57.7 million increase in Adjusted EBITDA was primarily due to increased volumes, higher containerboard sales prices and lower old corrugated containerboard prices in our Paper Packaging & Services segment, product mix and volume increases in our Flexible Products & Services segment, partially offset by increased raw materials costs in our Rigid Industrial Packaging & Services segment and increased SG&A expenses.
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
Operating profit was $183.2 million for 2018 compared with $190.1 million for 2017. Adjusted EBITDA was $273.4 million for 2018 compared with $294.9 million for 2017. The decrease in Adjusted EBITDA was due to the same factors same factors impacting gross profit.
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
Operating profit was $158.3 million for 2018 compared with $93.5 million for 2017. Adjusted EBITDA was $192.3 million for 2018 compared with $126.1 million for 2017. The increase was primarily due to the same factors that impacted gross profit, partially offset by an increase in SG&A expenses due to an increase in allocated corporate costs and an increase in salaries and benefits costs as a result of business performance.
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
Operating profit was $19.4 million for 2018 compared with $5.8 million for 2017. Adjusted EBITDA was $25.6 million for 2018 compared with $12.3 million for 2017. The increase was primarily related to the same factors impacting gross profit, partially offset by an increase in SG&A expenses due to an increase in allocated corporate costs and an increase in salaries and benefits expenses as a result of business performance.
Land Management
As of October 31, 2018, our Land Management segment consisted of approximately 243,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand;

•	Gains on timberland sales; and

•	Gains on the disposal of special use properties.
As of October 31, 2018, we estimated that there were 17,900 acres in the United States of special use property, which we expect will be available for sale in the next five to seven years.
Net sales decreased to $27.5 million for 2018 compared with $28.2 million for 2017.
Operating profit decreased to $9.6 million for 2018 from $10.1 million for 2017.
Adjusted EBITDA was $11.9 million and $12.2 million for 2018 and 2017, respectively. Depreciation, depletion and amortization expense was $4.6 million for 2018 and 2017.
Other Income Statement Changes
Interest Expense, net
Interest expense, net was $51.0 million and $60.1 million for 2018 and 2017, respectively. The decrease was primarily due to the repayment of our Senior Notes due February 2017, lower long-term debt balances, and lower interest rates resulting from the impact of our derivative financial instruments.
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

The provision for income taxes is computed using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized currently based on the anticipated future tax consequences of changes in the temporary differences between the book and tax bases of assets and liabilities. This method includes an estimate of the future realization of tax benefits associated with tax losses. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those assets are expected to be realized or settled.

Income tax expense for 2018 was $73.3 million on $299.8 million of pretax income and for 2017 was $67.2 million on $200.3 million of pretax income. For 2018, the reduction of the statutory federal corporate income tax rate due to the enactment of the Tax Reform Act, as well as the mix of income and losses among various jurisdictions, resulted in a net tax increase of $18.7 million on pre-tax income of $99.5 million. Additionally, there was an $11.0 million year-over-year increase in tax expense related to changes in the measurement of uncertain tax positions, offset by decreases related to audit settlements and the expiration of the statute of limitations. Further, there was a year-over-year $1.9 million increase in withholding tax expense. These year-over-year tax increases were offset by year-over-year decreases of $5.1 million related to unremitted foreign earnings and $1.2 million for other small tax expense items, along with, most significantly, a $19.2 million decrease in the 2018 tax expense related to the net provisional tax benefit related to the Tax Reform Act. The net provisional tax benefit included tax benefits of $72.0 million resulting from the revaluation of deferred tax assets and liabilities, which were partially offset by $52.8 million of transition tax expense.

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
The SEC staff issued SAB 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 also provides for a measurement period that should not extend beyond one year from the Tax Reform Act enactment date. As of October 31, 2018, our accounting for the Tax Reform Act was provisional. However, in accordance with SAB 118, we have recorded a reasonable estimate for the following items: a tax benefit related to the revaluation of deferred tax assets and liabilities of $72.0 million; and a provisional tax expense as a result of the accrual for the transition tax liability of $52.8 million. As a result, the net provisional tax benefit recorded in our consolidated financial statements for the year ended October 31, 2018 was $19.2 million. Adjustments to the provisional estimates will be recorded and disclosed prospectively during the measurement period and may differ from these provisional amounts, due to, among other matters, additional analyses, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Reform Act.

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
See Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further information.

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
OTHER COMPREHENSIVE INCOME CHANGES
Other comprehensive income (loss), net of tax for 2019 and 2018 was $(55.9) million and $(21.5) million, respectively. The components of those other comprehensive income changes were as follows:
Foreign currency translation
In accordance with ASC 830, “Foreign Currency Matters,” the assets and liabilities denominated in a foreign currency are translated into United States Dollars at the rate of exchange existing at the end of the current period, and revenues and expenses are translated at average exchange rates over the month in which they are incurred. The cumulative translation adjustments, which represent the effects of translating assets, liabilities and operations of our international subsidiaries, are presented in the consolidated statements of changes in equity in accumulated other comprehensive loss. Other comprehensive loss resulting from foreign currency translation for 2019 was $4.5 million. Other comprehensive loss resulting from foreign currency translation for 2018 was $45.5 million.
Derivative financial instruments
The change in derivative financial instruments, net of tax for 2019 and 2018 was a loss of $26.1 million and income of $7.7 million, respectively. The other comprehensive loss in 2019 resulting from the change in derivative financial instruments, net, was primarily due to an increased portfolio of interest rate swaps and the impact of decreases in market interest rates on the swaps.
Minimum pension liability, net
The change in minimum pension liability, net of tax for 2019 and 2018 was a loss of $25.3 million and income of $16.3 million, respectively. The other comprehensive loss in 2019 resulting from the change in minimum pension liability, net was primarily due to the Caraustar Acquisition, lower discount rates globally, and lowered expected return on asset assumptions.
BALANCE SHEET CHANGES
Refer to Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further information on acquisition impacts to the 2019 Consolidated Balance Sheet.
Working capital changes
The $207.5 million increase in accounts receivable to $664.2 million as of October 31, 2019 from $456.7 million as of October 31, 2018 was primarily due to $135.7 million of contribution from the acquired Caraustar operations and changes in our international trade accounts receivables credit facilities. For a discussion of these changes, see "Liquidity and Capital Resources - International Trade Accounts Receivable Credit Facilities" and Note 3 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
The $68.7 million increase in inventories to $358.2 million as of October 31, 2019 from $289.5 million as of October 31, 2018 was primarily due to $84.9 million of contribution from the acquired Caraustar operations, offset by decreased raw material purchases and prices.
The $31.4 million increase in accounts payable to $435.2 million as of October 31, 2019 from $403.8 million as of October 31, 2018 was primarily due to $85.1 million of contribution from the acquired Caraustar operations, offset by decreased raw material prices and the timing of payments.

Other balance sheet changes
The $695.9 million increase in other intangible assets to $776.5 million as of October 31, 2019 from $80.6 million as of October 31, 2018 was primarily due to $725.5 million of contribution from the acquired Caraustar operations and $24.1 million of contribution from the acquired Tholu operations, partially offset by amortization expense of $53.2 million recognized during 2019. For a discussion of these changes, see Note 2 and Note 5 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
The $498.4 million increase in properties, plants and equipment, net to $1,690.3 million as of October 31, 2019 from $1,191.9 million as of October 31, 2018 was primarily due to $493.4 million of contribution from the acquired Caraustar operations and capital expenditures, partially offset by depreciation.
The $1,774.9 million increase in long-term debt to $2,659.0 million as of October 31, 2019 from $884.1 million as of October 31, 2018 was primarily due to the "2019 Credit Agreement" we entered into and the "Senior Notes due 2027" we issued on February 11, 2019 to fund the purchase price of the Caraustar Acquisition, partially offset by repayments of the "2017 Credit Agreement" and the "Senior Note due 2019". For a discussion of these changes, see "Liquidity and Capital Resources - Borrowing Arrangements" and Note 8 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
The $11.6 million increase in noncontrolling interest to $58.0 million as of October 31, 2019 from $46.4 million as of October 31, 2018 was primarily due to increased earnings of consolidated joint ventures and foreign currency translation.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are operating cash flows and borrowings under our senior secured credit facilities, proceeds from the senior notes we have issued, and proceeds from our trade accounts receivable credit facilities. We use these sources to fund our working capital needs, capital expenditures, cash dividends, stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, borrowings under our senior secured credit facilities, and proceeds from our trade accounts receivable credit facilities will be sufficient to fund our anticipated working capital, capital expenditures, cash dividends, stock purchases, debt repayment, potential acquisitions of businesses and other anticipated liquidity needs for at least 12 months. Moreover, as a result of the Tax Reform Act, if distributions from operations outside the United States are needed to fund working capital needs, capital expenditures, cash dividends, stock repurchases, or debt payment, there would be no U.S. taxes on such distributions.
Capital Expenditures
During 2019 and 2018, we invested $156.9 million (excluding $5.4 million for purchases of and investments in timber properties) and $139.1 million (excluding $8.9 million for purchases of and investments in timber properties), respectively, in capital expenditures.
We anticipate future capital expenditures, excluding the potential purchases of and investments in timber properties, ranging from $160.0 million to $180.0 million during the year ending October 31, 2020. We anticipate that these expenditures will replace and improve existing equipment and fund new facilities.
United States Trade Accounts Receivable Credit Facility

On September 24, 2019, we amended and restated our existing receivables facility in the United States to establish a $275.0 million United States Trade Accounts Receivable Credit Facility (the "U.S. Receivables Facility") with a financial institution. The U.S. Receivables Facility matures on September 24, 2020. As of October 31, 2019, $254.7 million, net of deferred financing costs of $0.4 million, was outstanding under the U.S. Receivable Facility, which was reported in long-term debt in the consolidated balance sheets because we intend to refinance the obligation on a long-term basis and have the intent and ability to consummate a long-term refinancing by exercising the renewal option in the agreement or entering into a new financing arrangement.

We may terminate the U.S. Receivables Facility at any time upon five days prior written notice. The U.S. Receivables Facility is secured by certain of our United States trade accounts receivables and bears interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the U.S. Receivables Facility. The U.S. Receivables Facility also contains certain covenants and events of default, which are substantially the same as the covenants under the 2019 Credit Agreement. As of October 31, 2019, we were in compliance with these covenants. Proceeds of the U.S. Receivables Facility are available for working capital and general corporate purposes.

See Note 8 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the U.S. Receivables Facility.

International Trade Accounts Receivable Credit Facilities

In 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc. (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). On April 17, 2019, the Main SPV and Seller amended and extended the term of the European RPA through April 17, 2020. On June 17, 2019, the Main SPV and Seller entered into an agreement to replace the European RPA with the Nieuw Amsterdam Receivables Financing Agreement (the "European RFA"). The European RFA, which matures on April 17, 2020, provides an accounts receivable financing facility of up to €100.0 million ($111.1 million as of October 31, 2019) secured by certain European accounts receivable. As of October 31, 2019, $96.4 million was outstanding under the European RFA, which was reported as long-term debt in the consolidated balance sheet because we intend to refinance these obligations on a long-term basis and have the intent and ability to consummate a long-term refinancing by exercising the renewal option in the respective agreement or entering into new financing arrangements.

During the first quarter of 2019, a parent-level guarantee was added to the European RPA and Singapore RPA (as such term is defined below). During the third quarter of 2019, in conjunction with execution of the European RFA, the parent level guarantee was removed for the European RFA. The $1.9 million outstanding on the Singapore RPA as of October 31, 2019 is reported as short-term debt in the consolidated balance sheet because the agreement expires in 2020 and will not be renewed.

Under the previous European RPA, as amended, the maximum amount of receivables that could be sold and outstanding under the European RPA at any time was €100 million ($111.1 million as of October 31, 2019). Under the terms of the European RPA, we had the ability to loan excess cash to the Purchasing Bank Affiliates in the form of the subordinated loan receivable.

Under the terms of the previous European RPA, we had agreed to sell trade receivables meeting certain eligibility requirements that the Seller had purchased from our other indirect wholly-owned subsidiaries under a factoring agreement. Prior to November 1, 2018, the structure of the transactions provided for a legal true sale, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective Purchasing Bank Affiliates. The purchaser funded an initial purchase price of a certain percentage of eligible receivables based on a formula, with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price was settled upon collection of these receivables.

In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of the Seller, entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore dollars ($11.0 million as of October 31, 2019).

Under the terms of the Singapore RPA, we have agreed to sell trade receivables in exchange for an initial purchase price of approximately 90 percent of the eligible receivables. The remaining deferred purchase price is settled upon collection of these receivables.

Prior to November 1, 2018, we removed from accounts receivable the amount of proceeds received from the initial purchase price since they met the applicable criteria of ASC 860, “Transfers and Servicing,” and we continued to recognize the deferred purchase price in other current assets or other current liabilities on our consolidated balance sheets, as appropriate. The receivables were sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates. The cash initially received, along with the deferred purchase price, related to the sale or ultimate collection of the underlying receivables and was not subject to significant other risks given their short-term nature. Therefore, we reflected all cash flows under the accounts receivable sales programs as operating cash flows on our consolidated statements of cash flows.

We perform collection and administrative functions on the receivables related to the European RPA, the European RFA and the Singapore RPA (collectively, "Foreign Receivables Facilities"), similar to the procedures we use for collecting all of our receivables. The servicing liability for these receivables is not material to our consolidated financial statements.

See Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding Foreign Receivables Facilities.

Caraustar Acquisition
On February 11, 2019, we completed the Caraustar Acquisition. Caraustar is a leader in the production of coated and uncoated recycled paperboard, which is used in a variety of applications that include industrial products (tubes and cores, construction products, protective packaging, adhesives) and consumer packaging products (folding cartons, set-up boxes, and packaging services) and a diverse mix of specialty products. The total purchase price for this acquisition, net of cash acquired, was $1,834.9 million. We incurred transaction costs of $62.1 million to complete this acquisition. Of this amount, $34.0 million was recognized immediately in the consolidated statements of income and the remaining $28.1 million in transaction costs was capitalized in accordance with ASC 470, "Debt", and is presented as part of the consolidated balance sheet ($20.8 million within Long-Term Debt and $7.3 million within Other Long-Term Assets).

We recognized goodwill related to this acquisition of $726.6 million. The goodwill recognized in this acquisition is attributable to the acquired assembled workforce, expected synergies, and economies of scale, none of which qualify for recognition as a separate intangible asset. Caraustar is reported within the Paper Packaging & Services reportable segment to which the goodwill was assigned. The goodwill is not expected to be deductible for tax purposes.

Acquired property, plant and equipment and intangibles will be depreciated and amortized over the estimated useful lives, primarily on a straight-line basis.

We have not yet finalized the determination of the fair value of assets acquired and liabilities assumed, including income taxes and contingencies. We expect to finalize these amounts within one year of the acquisition date. The current preliminary estimate of fair value and purchase price allocation were based on information available at the time of closing the acquisition, and we continue to evaluate the underlying inputs and assumptions that are being used in fair value estimates. Accordingly, these preliminary estimates are subject to adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of closing the acquisition.

Tholu Acquisition

We completed our acquisition of Tholu B.V and its wholly owned subsidiary A. Thomassen Transport B.V. (collectively “Tholu”) on June 11, 2019 (the "Tholu Acquisition"). Tholu is a Netherlands-based leader in IBC rebottling, reconditioning and distribution.
The total purchase price for this acquisition was $52.2 million, net of cash acquired of $2.1 million, of which $25.1 million was paid upon closing and the remaining $29.2 million was deferred according to a set payment schedule. The current portion of the deferred obligation is $2.5 million, recorded in Other Current Liabilities, and the remaining $26.7 million has been recorded in Other Long-Term Liabilities within the consolidated balance sheets. The legal form of the Tholu Acquisition is a joint venture with the former Tholu owner, but due to the economic structure of the transaction, we are deemed to be the 100% economic owner, and under GAAP, we will record and report 100% of all future income or loss.
We recognized goodwill related to this acquisition of $22.3 million. The goodwill recognized in this acquisition is attributable to the acquired assembled workforce, economies of scale, vertical integration and new market penetration. Tholu is reported within the Rigid Industrial Packaging & Services reportable segment to which the goodwill was assigned. The goodwill is not expected to be deductible for tax purposes.

Acquired property, plant and equipment and intangibles will be depreciated and amortized over the estimated useful lives, primarily on a straight-line basis.

We have not yet finalized the determination of the fair value of assets acquired and liabilities assumed, including income taxes and contingencies. We expect to finalize these amounts within one year of the acquisition date. The current preliminary estimate of fair value and purchase price allocation were based on information available at the time of closing the acquisition, and we continue to evaluate the underlying inputs and assumptions that are being used in fair value estimates. Accordingly, these preliminary estimates are subject to adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of closing the acquisition.

Divestitures

For the year ended October 31, 2019, we completed two divestitures of non-U.S. businesses in the Rigid Industrial Packaging & Services segment, liquidated two non-strategic non-U.S. business in the Rigid Industrial Packaging & Services segment, and deconsolidated one wholly-owned non-U.S. business in the Rigid Industrial Packaging & Services segment. The loss on disposal of businesses was $3.7 million for the year ended October 31, 2019. Proceeds from divestitures were $1.5 million for the year ended October 31, 2019. Proceeds from divestitures that were completed in 2015 and collected during the year ended October 31, 2019 were $0.8 million. Proceeds from divestitures that were completed in 2016 and collected during the year ended October 31, 2019 were $1.6 million.

For the year ended October 31, 2018, we completed no divestitures. We liquidated two non-strategic non-U.S. business in the Flexible Products & Services segment. The gain on disposal of businesses was $0.8 million for the year ended October 31, 2018. Proceeds from divestitures that were completed in 2017 and collected during the year ended October 31, 2018 were $0.5 million. Proceeds from divestitures that were completed in 2015 and collected during the year ended October 31, 2018 were $0.9 million. We had $2.9 million of notes receivable recorded from the sale of businesses for the year ended October 31, 2018.
For the year ended October 31, 2017, we completed two divestitures in the Rigid Industrial Packaging & Services segment, deconsolidated one nonstrategic business in the Flexible Products & Services segment and one nonstrategic business in the Rigid Industrial Packaging & Services segment, and liquidated two non-U.S. nonstrategic businesses in the Rigid Industrial Packaging & Services segment. The loss on disposal of businesses was $1.7 million for the year ended October 31, 2017. Proceeds from divestitures were $5.1 million for the year ended October 31, 2017. Proceeds from divestitures that were completed in fiscal year 2015 and collected during the year ended October 31, 2017 were $0.8 million. We had $4.3 million of notes receivable recorded from the sale of businesses for the year ended October 31, 2017.
None of the above-referenced divestitures in 2019, 2018, or 2017 qualified as discontinued operations as they do not, individually or in the aggregate, represent a strategic shift that has had a major impact on our operations or financial results.
See Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for disclosures regarding our acquisitions and divestitures.
Borrowing Arrangements
Long-term debt is summarized as follows:

(in millions)	October 31, 2019	October 31, 2018
2019 Credit Agreement - Term Loans	$1,612.2	$—
2017 Credit Agreement - Term Loan	—	277.5
Senior Notes due 2027	494.3	—
Senior Notes due 2021	221.7	226.5
Senior Notes due 2019	—	249.1
Accounts receivable credit facilities	351.6	150.0
2019 Credit Agreement - Revolving Credit Facility	76.1	—
2017 Credit Agreement - Revolving Credit Facility	—	3.8
Other debt	0.4	0.7
	2,756.3	907.6
Less current portion	83.7	18.8
Less deferred financing costs	13.6	4.7
Long-term debt, net	$2,659.0	$884.1
2019 Credit Agreement

On February 11, 2019, we and certain of our subsidiaries entered into an amended and restated senior secured credit agreement (the “2019 Credit Agreement”) with a syndicate of financial institutions. The 2019 Credit Agreement amended, restated and replaced in its entirety the prior $800.0 million senior secured credit agreement (the "2017 Credit Agreement"), which is described below. Our obligations under the 2019 Credit Agreement are guaranteed by certain of our U.S. subsidiaries and certain of our non-U.S. subsidiaries.

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

The 2019 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that, at the end of any quarter, we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (as used in this paragraph only, “EBITDA”) to be greater than 4.75 to 1.00 and stepping down annually by 0.25 increments beginning on July 31, 2020 to 4.00 on July 31, 2023. The interest coverage ratio generally requires that, at the end of any quarter, we will not permit the ratio of (a) our consolidated EBITDA, to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve month period.

The terms of the 2019 Credit Agreement contain restrictive covenants, which limit our ability, among other things, to incur additional indebtedness or issue certain preferred stock, pay dividends, redeem stock or make other distributions, or make certain investments; create restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to affiliates; create certain liens; transfer or sell certain assets; merge or consolidate; enter into certain transactions with our affiliates; and designate subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications. As of October 31, 2019, we were in compliance with the covenants and other agreements in the 2019 Credit Agreement.

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

See Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for disclosures regarding our Credit Agreements over time.

Senior Notes

On February 11, 2019, we issued $500.0 million of 6.50% Senior Notes due March 1, 2027 (the "Senior Notes due 2027"). Interest on the Senior Notes due 2027 is payable semi-annually commencing on September 1, 2019. Our obligations under the Senior Notes due 2027 are guaranteed by our U.S. subsidiaries that guarantee the 2019 Credit Agreement, as described above. We used the net proceeds from the issuance of the Senior Notes due 2027, together with borrowings under the 2019 Credit Agreement, to fund the purchase price of the Caraustar Acquisition, to redeem all of our Senior Notes due 2019, to repay outstanding borrowings under the 2017 Credit Agreement, and to pay related fees and expenses. The terms of the Senior Notes due 2027 are governed by an Indenture that contains restrictive covenants that limit our ability, among other things, to incur additional indebtedness or issue certain preferred stock, pay dividends, redeem stock or make other distributions, or make certain investments; create certain liens; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications as set forth in the Indenture. Certain of these covenants will be suspended if the Senior Notes due 2027 achieve investment grade ratings from both Moody’s Investors Service, Inc. and Standard & Poor’s Global Ratings and no default or event of default has occurred and is continuing. As of October 31, 2019, we were in compliance with these covenants.

Our Luxembourg subsidiary has issued €200.0 million of 7.375% Senior Notes due July 15, 2021 (the "Senior Notes due 2021"). Interest on the Senior Notes due 2021 is payable semi-annually. The Senior Notes due 2021 are guaranteed on a senior basis by Greif, Inc. The Senior Notes due 2021 are governed by an Indenture that contains various covenants. As of October 31, 2019, we were in compliance with these covenants.

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

See Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for disclosures regarding the Senior Notes discussed above.

Financial Instruments
Interest Rate Derivatives
We have various borrowing facilities which charge interest based on the one-month U.S. dollar LIBOR rate plus an interest spread.

In 2019, we entered into six interest rate swaps related to the debt incurred in connection with the Caraustar Acquisition. See "Borrowing Arrangements - 2019 Credit Agreement". These six interest rate swaps have a total notional amount of $1,300.0 million and amortize to $200.0 million over a five year term. We receive variable rate interest payments based upon one month U.S. dollar LIBOR, and in return we are obligated to pay interest at a weighted-average interest rate of 2.49% plus an interest spread.

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

See Note 9 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for disclosures regarding our interest rate derivatives.

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

As of October 31, 2019, we had outstanding foreign currency forward contracts in the notional amount of $275.0 million ($194.4 million as of October 31, 2018).

See Note 9 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for disclosures regarding our foreign exchange hedges.

Cross Currency Swap
We have operations and investments in various international locations and are subject to risks associated with changing foreign exchange rates. On March 6, 2018, we entered into a cross currency interest rate swap agreement that synthetically swaps $100.0 million of fixed rate debt to Euro denominated fixed rate debt at a rate of 2.35%. The agreement is designated as a net investment hedge for accounting purposes and will mature on March 6, 2023. Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Interest payments received from the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the consolidated statements of income.

See Note 9 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for disclosures regarding our cross currency swap.

Contractual Obligations
As of October 31, 2019, we had the following contractual obligations:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt, net of deferred financing costs	$2,659.0	$348.9	$495.2	$1,033.4	$781.5
Short-term borrowings	9.2	9.2
Operating and capital lease obligations	366.3	66.6	108.6	73.3	117.8
Liabilities held by special purpose entities	43.3	—	43.3
Contingent liabilities and environmental reserves	18.7	2.0	2.5	2.2	12.0
Current portion of long-term debt	83.7	83.7
Mandatorily redeemable noncontrolling interests	8.4	—	8.4
Deferred purchase price of Tholu	29.2	2.5	6.8	19.9
Total	$3,217.8	$512.9	$664.8	$1,128.8	$911.3

Environmental reserves are estimates based on current remediation plans; actual liabilities could significantly differ from the reserve estimates.
We have no near-term post-retirement benefit plan funding obligations. Because the amount of such obligations in future years is not reasonably estimable, they have been excluded from the contractual obligations table. We intend to make post-retirement benefit plan contributions of $29.0 million during 2020, which consists of $23.7 million of employer contributions and $5.3 million of benefits paid directly by the employer. These contributions are not contractually obligated, and therefore are not included in the table above.
Our unrecognized tax benefits under ASC 740, “Income Taxes” have been excluded from the contractual obligations table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.
Stock Repurchase Program and Other Share Acquisitions
Our Board of Directors has authorized the purchase of Class A Common Stock or Class B Common Stock or any combination of the foregoing up to 4,703,487 shares as of October 31, 2019. See Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding this program and the repurchase of shares of Class A and Class B Common Stock.
Effects of Inflation
We generally identify hyper-inflationary markets as those markets whose cumulative inflation rate over a three-year period exceeds 100%. During the third quarter of 2018, Argentina was deemed as a hyper-inflationary market and our Argentine operations changed functional currency from Argentine Pesos to U.S. Dollars for GAAP reporting purposes. As a result, non-U.S. Dollar denominated monetary assets and liabilities of our Argentine operations are subject to re-measurement and recorded in Other Expense, Net, within the Consolidated Statements of Income. During 2019, foreign currency losses, net recorded in Other expense, net, related to our Argentine operations were $4.2 million. Inflation did not have a material impact on our operations during 2018.

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
Business Combinations. We completed the Caraustar Acquisition on February 11, 2019, and the Tholu Acquisition on June 11, 2019. The Caraustar Acquisition significantly expanded the Paper Packaging & Services segment portfolio. Caraustar's and Tholu's results of operations have been included in our financial results for the period subsequent to their respective acquisition date. Under the acquisition method of accounting, we allocate the fair value of purchase consideration transferred to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on estimates and assumptions determined by management. The excess purchase consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred. See Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding our acquisitions.
Goodwill and Indefinite-Lived Intangibles Impairment Testing. We account for goodwill in accordance with ASC 350, “Intangibles – Goodwill and Other.” Under ASC 350, purchased goodwill is not amortized, but instead is tested for impairment either annually on August 1 or when events and circumstances indicate an impairment may have occurred. Our goodwill impairment assessment is performed by reporting unit. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. In conducting the annual impairment tests, the estimated fair value of each of our reporting units is compared to its carrying amount including goodwill. If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value an impairment is indicated.
The Rigid Industrial Packaging & Services segment consists of five operating segments: Rigid Industrial Packaging & Services – North America; Rigid Industrial Packaging & Services – Latin America; Rigid Industrial Packaging & Services – Europe, Middle East and Africa; Rigid Industrial Packaging & Services – Asia Pacific; and Rigid Industrial Packaging & Services – Tri-Sure. Each of those operating segments consists of multiple components that have discrete financial information available that is reviewed by segment management on a regular basis. We have evaluated those components and concluded that they are economically similar and should be aggregated into five separate reporting units. For the purpose of aggregating our components, we review the long-term performance of gross profit margin and operating profit margin. Additionally, we review qualitative factors such as common customers, similar products, similar manufacturing processes, sharing of resources, level of integration, and interdependency of processes across components. We place greater weight on the qualitative factors outlined in ASC 280 “Segment Reporting” and consider the guidance in ASC 350 in determining whether two or more components of an operating segment are economically similar and can be aggregated into a single reporting unit. However, our assessment of the aggregation includes both qualitative and quantitative factors and is based on the facts and circumstances specific to the components.
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
In performing the test, we first evaluate qualitative factors, such as macroeconomic conditions and our overall financial performance to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We then evaluate how significant each of the identified factors could be to the fair value or carrying amount of a reporting unit and weigh those factors in totality in forming a conclusion of whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount (the Step 0 Test). If necessary, the next step in the goodwill impairment test involves comparing the fair value of each of the reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, an impairment loss would be recognized (not to exceed the carrying amount of goodwill). Our Rigid Industrial Packaging & Services - Latin America, Flexible Products & Services and Land

Management reporting units have no goodwill and therefore no impairment test was required. For our Rigid Industrial Packaging & Services - North America; Rigid Industrial Packaging & Services - Europe, Middle East and Africa; Rigid Industrial Packaging & Services - Tri-Sure; and Paper Packaging & Services reporting units, a Step 0 approach was used and we determined it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. As of August 1, 2019, the estimated fair value of each of those reporting units was deemed to substantially exceed the carrying amount of assets and liabilities assigned to each reporting unit.

For the Rigid Industrial Packaging & Services - Asia Pacific reporting unit, we proceeded directly to the quantitative impairment testing. The fair value of the reporting unit exceeded the carrying value by 32%, so no impairment was deemed to exist. Discount rates, growth rates and cash flow projections are the assumptions that are most sensitive and susceptible to change as they require significant management judgment. In addition, certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumption and demand, could result in changes to those assumptions and judgments. A revision of those assumptions could cause the fair value of the reporting unit to fall below its respective carrying value. As for all of our reporting units, if in future years, the reporting unit's actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to recognize material impairments to goodwill.

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
Due to the realignment of our reporting units in the fourth quarter of 2017, we recorded an impairment charge of $13.0 million, which represented goodwill associated with the Rigid Industrial Packaging & Services segment as the carrying amount of the Rigid Industrial Packaging & Services – Latin America reporting unit exceeded its fair value. See Note 5 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further information.

The following table summarizes the carrying amount of goodwill by reporting unit for the year ended October 31, 2019 and 2018:

	Goodwill Balance
(in millions)	October 31, 2019	October 31, 2018
Rigid Industrial Packaging & Services
North America	$252.9	$252.8
Europe, Middle East and Africa	313.0	297.1
Asia Pacific	88.6	88.8
Tri-Sure	77.2	77.8
Paper Packaging & Services	786.1	59.5
Total	$1,517.8	$776.0
*The Rigid Industrial Packaging & Services: Latin America, Flexible Products & Services, and Land Management reporting units have no goodwill balance at either reporting period.
We test for impairment of indefinite-lived intangible assets during the fourth quarter of each year as of August 1, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist.
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
See Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further information.
Pension and Post-retirement Benefits. Pension and post-retirement assumptions are significant inputs to the actuarial models that measure pension and post-retirement benefit obligations and related effects on operations. Two assumptions – discount rate and expected return on assets – are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually on a plan and country-specific basis. At least annually, we evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.
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
Our weighted discount rates for consolidated pension plans at October 31, 2019, 2018 and 2017 were 2.74%, 3.48% and 3.01%, respectively, reflecting market interest rates.
To develop the expected long-term rate of return on assets assumption, we use a generally consistent approach worldwide. The approach considers various sources, primarily inputs from a range of advisers, inflation, bond yields, historical returns and future expectations for returns for each asset class, as well as the target asset allocation of each pension portfolio. This rate is gross of any investment or administrative expenses. Assets in our principal pension plans gained approximately 15.3% in 2019. Based on our analysis of future expectations of asset performance, past return results, and our current and expected asset allocations, we have assumed a 4.64% long-term expected return on those assets for cost recognition in 2020. This is a change from the 4.12%, 4.53% and 5.39% long-term expected return we had assumed in 2019, 2018 and 2017, respectively.
Changes in key assumptions for our consolidated pension and post-retirement plans would have the following effects.

•
Discount rate – A 25 basis point increase in discount rate would decrease pension and post-retirement cost in the following year by $1.0 million and would decrease the pension and post-retirement benefit obligation at year-end by about $39.2 million.

•	Expected return on assets – A 50 basis point decrease in the expected return on assets would increase pension and post-retirement cost in the following year by $4.7 million.
Further discussion of our pension and post-retirement benefit plans and related assumptions is contained in Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
Revenue Recognition. We generate substantially all of our revenue by providing our customers with industrial packaging products serving a variety of end markets. We may enter into fixed term sale agreements, including multi-year master supply agreements which outline the terms under which we do business. We also sell to certain customers solely based on purchase orders. As master supply agreements do not typically include fixed volumes, customers generally purchase products pursuant to purchase orders or other communications that are short-term in nature. We have concluded for the vast majority of our revenues that our contracts with customers are either a purchase order or the combination of a purchase order with a master supply agreement.
A performance obligation is considered an individual unit sold. Contracts or purchase orders with customers could include a single type of product or it could include multiple types or specifications of products. Regardless, the contracted price with the customer is agreed at the individual product level outlined in the customer contracts or purchase orders. We do not bundle prices. Negotiations with customers are based on a variety of factors including the level of anticipated contractual volume, geographic location, complexity of the product, key input costs and a variety of other factors. We have concluded that prices negotiated with each individual customer are representative of the stand-alone selling price of the product.
We typically satisfy the obligation to provide packaging to customers at a point in time when control is transferred to customers. The point in time when control of goods is transferred is largely dependent on delivery terms. Revenue is recorded at the time of shipment for delivery terms designated shipping point. For sales transactions designated destination, revenue is recorded when the product is delivered to the customer’s delivery site. Purchases by our customers are generally manufactured and shipped with minimal lead time; therefore, performance obligations are generally settled shortly after manufacturing and shipment.

We manufacture certain products that have no alternative use to us once they are printed or manufactured to customer specifications; however, in the majority of cases, we do not have an enforceable right to payment that includes a reasonable profit for custom products at all times in the manufacturing process, and therefore revenue is recognized at the point in time at which control transfers. As revenue recognition is dependent upon individual contractual terms, we will continue our evaluation of any new or amended contracts entered into.
Revenue is measured as the amount of consideration we expect to be entitled to in exchange for transferring goods or providing services. Standalone selling prices for each performance obligation are generally stated in the contract. When we offer variable consideration in the form of volume rebates to customers, we estimate the amount of revenue to which we expect to be entitled to based on contract terms and historical experience of actual results, and include the estimate in the transaction price, limited to the amount which is probable will not result in reversal of cumulative revenue recognized when the variable consideration is resolved. We provide prompt pay discounts to certain customers if invoices are paid within a predetermined period. Prompt payment discounts are treated as a reduction of revenue and are determinable within a short period of the sale.
Contract liabilities relate primarily to prepayments received from our customers before revenue is recognized and volume rebates to customers. These amounts are included in other current liabilities in the consolidated balance sheets. We do not have any material contract assets.
Our contracts generally include standard commercial payment terms generally acceptable in each region. Customer payment terms are typically less than one year and as such, we have applied the practical expedient to exclude consideration of significant financing components from the determination of transaction price.
Taxes collected from customers and remitted to governmental authorities are excluded from net sales.
Costs to obtain a contract are generally immaterial, but we have elected the practical expedient to expense these costs as incurred if the amortization period of the capitalized cost would be one year or less.
We have applied the practical expedient to exclude disclosure of remaining performance obligations as our contracts typically have a term of one year or less. Freight charged to customers is included in net sales in the income statement. For shipping and handling activities performed after a customer obtains control of the goods, we have elected to account for these costs as activities to fulfill the promise to transfer the goods; therefore, these activities are not assessed as separate performance obligations.
Our contracts with customers are broadly similar in nature throughout our reportable segments, but the amount, timing and uncertainty of revenue and cash flows may vary in each reportable segment due to geographic factors. See Note 16 to the Consolidated Financial Statements for additional disclosures of revenue disaggregated by geography for each reportable segment.
Recent Accounting Standards
See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for a detailed description of recently issued and newly adopted accounting standards.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to interest rate risk related to our financial instruments that include borrowings under the 2019 Credit Agreement, and proceeds from our Senior Notes, U.S. Receivables Facility and Foreign Receivables Facilities (collectively, "Accounts Receivables Facilities"), and cross currency and interest rate swap agreements. We do not enter into financial instruments for trading or speculative purposes. The interest rate swap agreements have been entered into to manage our exposure to variability in interest rates.
We have six interest rate swap agreements with an aggregate notional amount of $1,300.0 million as of October 31, 2019. Under these agreements, we receive variable rate interest payments based upon one month U.S. dollar LIBOR, and in return we are obligated to pay interest at a weighted-average interest rate of 2.49%, plus an interest spread.

We have another interest rate swap agreement with an aggregate notional amount of $300.0 million as of October 31, 2019. Under this agreement, we receive interest monthly from the counterparties equal to LIBOR and pay interest at a fixed rate over the life of the contracts.

Gains reclassified to earnings under these interest rate swaps were recorded in the amount of $3.0 million and $1.8 million for the years ended October 31, 2019 and October 31, 2018, respectively.

We have a cross currency interest rate swap agreement that synthetically swaps $100.0 million of fixed rate debt to Euro denominated fixed rate debt at a rate of 2.35%. The gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Interest payments received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the consolidated statements of income. A gain on the cross currency swap agreement was recorded in interest expense for the amount of $2.4 million and $1.6 million for the year ended October 31, 2019 and October 31, 2018, respectively.

The tables below provide information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our 2019 Credit Agreement, Senior Notes and Accounts Receivables Facilities, the tables present scheduled amortizations of principal and the weighted average interest rate by contractual maturity dates as of October 31, 2019 and 2018.

The fair values of our 2019 Credit Agreement, Senior Notes and Accounts Receivables Facilities are based on rates available to us for debt of the same remaining maturity as of October 31, 2019 and 2018.
Financial Instruments
As of October 31, 2019 (Dollars in millions)

	Expected Maturity Date
	2020	2021	2022	2023	2024	After 2024	Total	Fair Value
2019 Credit Agreement:
Scheduled amortizations	$84	$131	$148	$148	$51	$25	$587	$587
Scheduled maturity	$—	—	—	—	841	$260	$1,101	$1,101
Average interest rate (1)	3.71%	3.71%	3.71%	3.71%	3.71%	—	3.71%
Senior Notes due 2021:
Scheduled maturity	—	$222	—	—	—	—	$222	$248
Average interest rate	—	7.38%	—	—	—	—	7.38%
Senior Notes due 2027:
Scheduled maturity	—	—	—	—	—	500	$500	$538
Average interest rate	—	—	—	—	—	6.50%	6.50%
Receivables Facilities:
Scheduled maturity	$352	—	—	—	—	—	$352	$352
Weighted average interest rate	2.00%	—	—	—	—	—	2.00%
(1) Variable rate specified is based on LIBOR or an alternative base rate plus a calculated margin as of October 31, 2019. The rates presented are not intended to project our expectations for the future.

As of October 31, 2018 (Dollars in millions)

	Expected Maturity Date
	2019	2020	2021	2022	2023	After 2023	Total	Fair Value
2017 Credit Agreement:
Scheduled amortizations	$19	$30	$23	$—	$—	$—	$72	$72
Scheduled maturity	—	—	—	$209	—	—	$209	$209
Average interest rate (1)	3.37%	3.37%	3.37%	3.37%	3.37%	—	3.37%
Senior Notes due 2019:
Scheduled maturity	$249	—	—	—	—	—	$249	$257
Average interest rate	7.75%	—	—	—	—	—	7.75%
Senior Notes due 2021:
Scheduled maturity	—	—	$227	—	—	—	$227	$263
Average interest rate	7.38%	7.38%	7.38%	—	—	—	7.38%
Receivables Facility:
Scheduled maturity	$150	—	—	—	—	—	$150	$150
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
As of October 31, 2019, we had outstanding foreign currency forward contracts in the notional amount of $275.0 million ($194.4 million as of October 31, 2018). The purpose of these contracts is to hedge our exposure to foreign currency transactions and short-term intercompany loan balances in our international businesses. The fair value of these contracts resulted in realized gains (losses) recorded in other expense, net of $4.6 million and $(9.2) million for the years ended October 31, 2019 and 2018, respectively.
A sensitivity analysis (with respect only to these instruments) to changes in the foreign currencies hedged indicates that if the U.S. dollar strengthened by 10 percent, the fair value of these instruments would increase by $8.3 million to a net asset of $7.5 million. Conversely, if the U.S. dollar weakened by 10 percent, the fair value of these instruments would decrease by $7.5 million to a net liability of $8.3 million.
Commodity Price Risk
We purchase commodities such as steel, resin, containerboard, pulpwood and energy. We do not currently engage in material hedging of commodities, although in the past we have sometimes engaged in hedges in natural gas. There were no commodity hedging contracts outstanding as of October 31, 2019 and 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME

Year Ended October 31, (in millions, except per share amounts)	2019	2018	2017
Net sales	$4,595.0	$3,873.8	$3,638.2
Costs of products sold	3,635.1	3,084.9	2,923.5
Gross profit	959.9	788.9	714.7
Selling, general and administrative expenses	507.4	397.2	379.7
Restructuring charges	26.1	18.6	12.7
Acquisition-related costs	29.7	0.7	0.7
Non-cash asset impairment charges	7.8	8.3	7.8
Goodwill impairment charges	—	—	13.0
Gain on disposal of properties, plants and equipment, net	(13.9)	(5.6)	(0.4)
(Gain) loss on disposal of businesses, net	3.7	(0.8)	1.7
Operating profit	399.1	370.5	299.5
Interest expense, net	112.5	51.0	60.1
Debt extinguishment charges	22.0	—	—
Non-cash pension settlement charges	—	1.3	27.1
Other expense, net	2.6	18.4	12.0
Income before income tax expense and equity earnings of unconsolidated affiliates, net	262.0	299.8	200.3
Income tax expense	70.7	73.3	67.2
Equity earnings of unconsolidated affiliates, net of tax	(2.9)	(3.0)	(2.0)
Net income	194.2	229.5	135.1
Net income attributable to noncontrolling interests	(23.2)	(20.1)	(16.5)
Net income attributable to Greif, Inc.	$171.0	$209.4	$118.6
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$2.89	$3.56	$2.02
Class B common stock	$4.33	$5.33	$3.02
Diluted earnings per share attributed to Greif, Inc. common shareholders:
Class A common stock	$2.89	$3.55	$2.02
Class B common stock	$4.33	$5.33	$3.02
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended October 31, (in millions)	2019	2018	2017
Net income	$194.2	$229.5	$135.1
Other comprehensive income (loss), net of tax:
Foreign currency translation	(4.5)	(45.5)	37.6
Derivative financial instruments	(26.1)	7.7	5.1
Minimum pension liabilities	(25.3)	16.3	14.2
Other comprehensive income (loss), net of tax	(55.9)	(21.5)	56.9
Comprehensive income	138.3	208.0	192.0
Comprehensive income attributable to noncontrolling interests	23.9	18.1	33.2
Comprehensive income attributable to Greif, Inc.	$114.4	$189.9	$158.8
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

(in millions)	October 31, 2019	October 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$77.3	$94.2
Trade accounts receivable, less allowance of $6.8 in 2019 and $4.2 in 2018	664.2	456.7
Inventories:
Raw materials	238.4	203.9
Work-in-process	11.3	10.0
Finished goods	108.5	75.6
Assets held for sale	4.1	4.4
Prepaid expenses	44.0	39.8
Other current assets	101.2	92.1
	1,249.0	976.7
Long-term assets
Goodwill	1,517.8	776.0
Other intangible assets, net of amortization	776.5	80.6
Deferred tax assets	15.9	7.9
Assets held by special purpose entities	50.9	50.9
Pension assets	35.4	10.4
Other long-term assets	90.9	100.4
	2,487.4	1,026.2
Properties, plants and equipment
Timber properties, net of depletion	272.4	274.2
Land	178.0	96.4
Buildings	531.0	431.4
Machinery and equipment	1,866.2	1,554.9
Capital projects in progress	170.4	117.2
	3,018.0	2,474.1
Accumulated depreciation	(1,327.7)	(1,282.2)
	1,690.3	1,191.9
Total assets	$5,426.7	$3,194.8
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

(in millions)	October 31, 2019	October 31, 2018
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$435.2	$403.8
Accrued payroll and employee benefits	142.4	114.4
Restructuring reserves	11.3	4.4
Current portion of long-term debt	83.7	18.8
Short-term borrowings	9.2	7.3
Other current liabilities	143.6	121.5
	825.4	670.2
Long-term liabilities
Long-term debt	2,659.0	884.1
Deferred tax liabilities	313.0	179.8
Pension liabilities	177.6	78.0
Post-retirement benefit obligations	12.2	10.7
Liabilities held by special purpose entities	43.3	43.3
Contingent liabilities and environmental reserves	18.7	6.8
Mandatorily redeemable noncontrolling interests	8.4	8.6
Long-term income tax payable	27.8	46.1
Other long-term liabilities	128.9	77.5
	3,388.9	1,334.9
Commitments and Contingencies (Note 13)
Redeemable Noncontrolling Interests (Note 19)	21.3	35.5
Equity
Common stock, without par value	162.6	150.5
Treasury stock, at cost	(134.8)	(135.4)
Retained earnings	1,539.0	1,469.8
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation	(298.0)	(292.8)
Derivative financial instruments	(12.7)	13.4
Minimum pension liabilities	(123.0)	(97.7)
Total Greif, Inc. shareholders’ equity	1,133.1	1,107.8
Noncontrolling interests	58.0	46.4
Total shareholders’ equity	1,191.1	1,154.2
Total liabilities and shareholders’ equity	$5,426.7	$3,194.8
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended October 31, (in millions)	2019	2018	2017
Cash flows from operating activities:
Net income	$194.2	$229.5	$135.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	206.1	126.9	120.5
Non-cash asset impairment charges	7.8	8.3	20.8
Non-cash pension settlement charges	—	1.3	27.1
Gain on disposals of properties, plants and equipment, net	(13.9)	(5.6)	(0.4)
(Gain) loss on disposals of businesses, net	3.7	(0.8)	1.7
Unrealized foreign exchange (gain) loss	3.0	(0.7)	4.6
Deferred income tax (benefit) expense	2.1	(44.8)	2.3
Transition tax (benefit) expense	(0.8)	52.8	—
Debt extinguishment charges	14.0	—	—
Other, net	4.2	(2.8)	1.2
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	55.1	(34.0)	(47.3)
Inventories	33.9	(24.8)	(7.0)
Deferred purchase price on sold receivables	(6.9)	2.1	5.1
Accounts payable	(69.9)	24.3	20.5
Restructuring reserves	6.7	(0.8)	(5.3)
Pension and post-retirement benefit liabilities	(15.3)	(66.8)	(1.7)
Other, net	(34.5)	(11.1)	27.8
Net cash provided by operating activities	389.5	253.0	305.0
Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(1,857.9)	—	—
Purchases of properties, plants and equipment	(156.8)	(140.2)	(96.8)
Purchases of and investments in timber properties	(5.4)	(8.9)	(9.5)
Proceeds from the sale of properties, plants, equipment and other assets	28.7	12.5	9.6
Proceeds from the sale of businesses	1.5	1.4	5.9
Proceeds on insurance recoveries	0.6	—	0.4
Net cash used in investing activities	(1,989.3)	(135.2)	(90.4)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,732.3	1,020.7	1,446.0
Payments on long-term debt	(2,075.6)	(1,065.4)	(1,627.9)
Proceeds (payments) on short-term borrowings, net	2.2	(11.0)	(36.4)
Proceeds from trade accounts receivable credit facility	181.4	2.8	203.6
Payments on trade accounts receivable credit facility	(89.2)	(2.8)	(53.6)
Dividends paid to Greif, Inc. shareholders	(104.0)	(100.0)	(98.6)
Dividends paid to noncontrolling interests	(9.2)	(4.6)	(4.2)
Payments for debt extinguishment and issuance costs	(44.1)	—	(4.5)
Purchases of redeemable noncontrolling interest	(11.9)	—	—
Cash contribution from noncontrolling interest holder	1.6	2.0	—
Net cash provided (used in) by financing activities	1,583.5	(158.3)	(175.6)
Effects of exchange rates on cash	(0.6)	(7.6)	(0.4)
Net increase (decrease) in cash and cash equivalents	(16.9)	(48.1)	38.6
Cash and cash equivalents at beginning of year	94.2	142.3	103.7
Cash and cash equivalents at end of year	$77.3	$94.2	$142.3

Year Ended October 31, (in millions)	2019	2018	2017
Supplemental information:
Non-cash transactions:
Capital expenditures included in accounts payable	$18.6	$11.4	$12.5
Schedule of interest and income taxes paid:
Cash payments for interest expense	$161.8	$58.3	$76.2
Cash payments for taxes	$71.4	$65.2	$53.4
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in millions, except shares amounts in thousands and per share amounts)						Accumulated Other Comprehensive Income (Loss)
	Capital Stock		Treasury Stock		Retained Earnings		Greif, Inc. Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
As of October 31, 2016	47,792	$141.4	29,050	$(135.6)	$1,340.0	$(398.4)	$947.4	$10.5	$957.9
Net income					118.6		118.6	16.5	135.1
Other comprehensive income (loss):
– Foreign currency translation						20.9	20.9	16.7	37.6
– Derivative financial instruments, net of income tax expense of $3.1 million						5.1	5.1		5.1
– Minimum pension liability adjustment, net of income tax expense of $16.5 million						14.2	14.2		14.2
Comprehensive income							158.8		192.0
Current period mark to redemption value of redeemable noncontrolling interest					0.5		0.5		0.5
Net income allocated to redeemable noncontrolling interests								(1.4)	(1.4)
Deconsolidation of noncontrolling interest								(2.6)	(2.6)
Dividends paid to Greif, Inc., Shareholders ($1.68 per Class A share and $2.51 per Class B share)					(98.6)		(98.6)		(98.6)
Dividends paid to noncontrolling interests								(3.1)	(3.1)
Treasury shares acquired	(2)		2	0.1			0.1		0.1
Restricted stock executives and directors	24	1.3	(24)	—			1.3		1.3
Long-term incentive shares issued	29	1.5	(29)	(0.1)			1.4		1.4
As of October 31, 2017	47,843	$144.2	28,999	$(135.6)	$1,360.5	$(358.2)	$1,010.9	$36.6	$1,047.5
Net income					209.4		209.4	20.1	229.5
Other comprehensive income (loss):
– Foreign currency translation						(43.5)	(43.5)	(2.0)	(45.5)
– Derivative financial instruments, net of income tax expense of $3.3 million					(0.6)	8.3	7.7		7.7
– Minimum pension liability adjustment, net of income tax expense of $4.1 million						16.3	16.3		16.3
Comprehensive income							189.9		208.0
Current period mark to redemption value of redeemable noncontrolling interest					0.5		0.5		0.5
Net income allocated to redeemable noncontrolling interests								(3.7)	(3.7)
Dividends paid to Greif, Inc., Shareholders ($1.70 per Class A share and $2.54 per Class B share)					(100.0)		(100.0)		(100.0)
Dividends paid to noncontrolling interests								(4.6)	(4.6)
Restricted stock executives and directors	21	1.2	(21)	—			1.2		1.2
Long-term incentive shares issued	85	5.1	(85)	0.2			5.3		5.3
As of October 31, 2018	47,949	$150.5	28,893	$(135.4)	$1,469.8	$(377.1)	$1,107.8	$46.4	$1,154.2
Net income					171.0		171.0	23.2	194.2
Other comprehensive income (loss):
– Foreign currency translation						(5.2)	(5.2)	0.7	(4.5)
– Derivative financial instruments, net of income tax expense of $8.6 million						(26.1)	(26.1)		(26.1)
– Minimum pension liability adjustment, net of income tax benefit of $1.1 million						(25.3)	(25.3)		(25.3)
Comprehensive income							114.4		138.3
Adoption of ASU 2016-16					(2.1)		(2.1)		(2.1)
Current period mark to redemption value of redeemable noncontrolling interest					4.9		4.9		4.9
Net income allocated to redeemable noncontrolling interests								(2.3)	(2.3)
Dividends paid to Greif, Inc., Shareholders ($1.76 per Class A share and $2.63 per Class B share)					(104.0)		(104.0)		(104.0)
Dividends paid to noncontrolling interests								(7.9)	(7.9)
Acquisition of noncontrolling interest and other					(0.6)		(0.6)	(2.1)	(2.7)
Restricted stock directors	25	1.1	(25)				1.1		1.1
Long-term incentive shares issued	292	11.0	(292)	0.6			11.6		11.6
As of October 31, 2019	48,266	$162.6	28,576	$(134.8)	$1,539.0	$(433.7)	$1,133.1	$58.0	$1,191.1
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Business
Greif, Inc. and its subsidiaries (collectively, “Greif,” “our,” or the “Company”), principally manufacture rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and remanufactured and reconditioned industrial containers, and provides services, such as container life cycle management, filling, logistics, warehousing and other packaging services. The Company produces containerboard, corrugated and paperboard products for niche markets in North America. The Company also produces coated and uncoated recycled paperboard, which is used in a variety of applications that include industrial products (tubes and cores, construction products, protective packaging, and adhesives) and consumer packaging products (folding cartons, set-up boxes, and packaging services). The Company is a leading global producer of flexible intermediate bulk containers. The Company has operations in over 40 countries. In addition, the Company owns timber properties in the southeastern United States, which are actively harvested and regenerated.
Due to the variety of its products, the Company has many customers buying different products and due to the scope of the Company’s sales, no one customer is considered principal in the total operations of the Company.
The Company supplies a cross section of industries, such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical, mineral, packaging, automotive and building products, and makes spot deliveries on a day-to-day basis as its products are required by its customers. The Company does not operate on a backlog to any significant extent and maintains only limited levels of finished goods. Many customers place their orders weekly for delivery during the same week.
The Company’s raw materials are principally steel, resin, containerboard, old corrugated containers, pulpwood, recycled coated and uncoated paperboard and used industrial packaging for reconditioning.
There were approximately 17,000 employees of the Company as of October 31, 2019.
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
The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2024, 2023, 2022, 2021, 2020, 2019, 2018 2017, 2016, or 2015, or to any quarter of those years, relates to the fiscal year ended in that year.
Argentina Currency
The Company’s results with respect to the business of its Argentinian subsidiary have been reported under highly inflationary accounting beginning August 1, 2018. As of October 31, 2019, the Company's Argentina subsidiary represented approximately 1% of the Company’s consolidated net revenues and less than 1% of its consolidated total assets.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimates are related to the expected useful lives assigned to properties, plants and equipment, goodwill and other intangible assets, estimates of fair value, environmental liabilities, pension and post-retirement benefits, including plan assets, income taxes, net assets held for sale and contingencies. Actual amounts could differ from those estimates.

Cash and Cash Equivalents
The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.
Allowance for Doubtful Accounts
Trade receivables represent amounts owed to the Company through its operating activities and are presented net of allowance for doubtful accounts. The allowance for doubtful accounts totaled $6.8 million and $4.2 million as of October 31, 2019 and 2018, respectively. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. In addition, the Company recognizes allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on its historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances such as higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company were to occur, the recoverability of amounts due to the Company could change by a material amount. Amounts deemed uncollectible are written-off against an established allowance for doubtful accounts.
Concentration of Credit Risk and Major Customers
The Company maintains cash depository accounts with banks throughout the world and invests in high quality short-term liquid instruments. Such investments are made only in instruments issued by high quality institutions. These investments mature within three months and the Company has not incurred any related losses for the years ended October 31, 2019, 2018, and 2017.
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
The Paper Packaging & Services segment trades certain inventories with third parties. These inventory trades are accounted for as non-monetary exchanges and any unfavorable imbalances, resulting from these trades, are recorded as a liability.
Net Assets Held for Sale
Net assets held for sale represent land, buildings and other assets and liabilities for locations that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment,” at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the assets utilizing recent purchase offers, market comparables and/or reliable third party data. The Company's estimate as to fair value is regularly reviewed and assets are subject to changes, such as in the commercial real estate markets and the Company's continuing evaluation as to the asset’s acceptable sale price. As of October 31, 2019, there were three asset groups within the Rigid Industrial Packaging & Services, three asset groups within Paper Packaging & Services segment, one asset group within Land Management segment and one asset group within the Corporate and Other segment classified as assets and liabilities held for sale. The effect of suspending depreciation on the facilities held for sale is immaterial to the results of operations. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales of these assets within the upcoming year. See Note 4 and Note 9 for additional information regarding assets and liabilities held for sale.
Goodwill and Indefinite-Lived Intangibles
Goodwill is the excess of the purchase price of an acquired entity over the amounts assigned to tangible and intangible assets and liabilities assumed in the business combination. The Company accounts for purchased goodwill and indefinite-lived intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” Under ASC 350, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. The Company tests for impairment of goodwill and indefinite-lived intangible assets as of August 1, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist.
In accordance with ASC 350, the Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative test for goodwill impairment. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. The quantitative test for goodwill impairment is conducted at the reporting unit level by comparing the carrying value of each reporting unit to the estimated fair value of the unit. If the carrying value of a reporting unit exceeds its estimated fair value, then the goodwill of the reporting unit is impaired. Goodwill impairment is recognized as the amount that the carrying value exceeds the fair value; not to exceed the balance of goodwill attributable to the reporting unit. When a portion of a reporting unit is disposed of, goodwill is allocated to the gain or loss on that disposition based on the relative fair values of the portion of the reporting unit subject to disposition and the portion of the reporting unit that will be retained.
The Company’s determinations of estimated fair value of the reporting units are based on both the market approach and a discounted cash flow analysis utilizing the income approach. Under the market approach, the principal inputs are market prices and valuation multiples for public companies engaged in businesses that are considered comparable to the reporting unit. Under the income approach, the principal inputs are the reporting unit’s cash-generating capabilities and the discount rate. The discount rates used in the income approach are based on a market participant’s weighted average cost of capital. The use of alternative estimates, including different peer groups or changes in the industry, or adjusting the discount rate, earnings before interest, taxes, depreciation, depletion and amortization forecasts or cash flow assumptions used could affect the estimated fair value of the reporting units and potentially result in goodwill impairment. Any identified impairment would result in an expense to the Company’s results of operations. See Note 4 for additional information regarding goodwill and other intangible assets.
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

Years
Trade names	1-15
Non-competes	1-10
Customer relationships	5-25
Other intangibles	1-20
Acquisitions
From time to time, the Company acquires businesses and/or assets that augment and complement its operations. In accordance with ASC 805, “Business Combinations,” these acquisitions are accounted for under the purchase method of accounting. Under this method, the Company allocates the fair value of purchase consideration transferred to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition. The excess purchase consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, is recorded as goodwill. The Company's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
In order to assess performance, the Company classifies costs incurred in connection with acquisitions as acquisition-related costs. These costs are expensed as incurred and consist primarily of transaction costs, legal and consulting fees, integration costs and changes in the fair value of contingent payments (earn-outs) and are recorded within Acquisition-Related Costs line item presented on the consolidated income statement. Acquisition transaction costs are incurred during the initial evaluation of a potential targeted acquisition and primarily relate to costs to analyze, negotiate and consummate the transaction as well as financial and legal due diligence activities. Post-acquisition integration activities are costs incurred to combine the operations of an acquired enterprise into the Company’s operations.

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
Long-Lived Assets
Properties, plants and equipment are stated at cost. Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings	30-40
Machinery and equipment	5-15

Depreciation expense was $149.0 million, $107.5 million and $106.8 million in 2019, 2018 and 2017, respectively. Expenditures for repairs and maintenance are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts. Gains or losses are credited or charged to income as incurred.
The Company capitalizes interest on long-term fixed asset projects using a rate that approximates the weighted average cost of borrowing. For the years ended October 31, 2019, 2018, and 2017, the Company capitalized interest costs of $5.6 million, $4.5 million, and $3.5 million, respectively.
The Company tests for impairment of properties, plants and equipment if certain indicators are present to suggest that impairment may exist. Long-lived assets are grouped together at the lowest level, generally at the plant level, for which identifiable cash flows are largely independent of cash flows of other groups of long-lived assets. As events warrant, the Company evaluates the recoverability of long-lived assets, other than goodwill and indefinite-lived intangible assets, by assessing whether the carrying value can be recovered over their remaining useful lives through the expected future undiscounted operating cash flows of the underlying business. Impairment indicators include, but are not limited to, a significant decrease in the market price of a long-lived asset; a significant adverse change in the manner in which the asset is being used or in its physical condition; a significant adverse change in legal factors or the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; current period operating or cash flow losses combined with a history of operating or cash flow losses associated with the use of the asset; or a current expectation that it is more likely than not that a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Future decisions to change our manufacturing processes, exit certain businesses, reduce excess capacity, temporarily idle facilities and close facilities could also result in material impairment losses. Any impairment loss that may be required is determined by comparing the carrying value of the assets to their estimated fair value.
As of October 31, 2019, the Company's timber properties consisted of approximately 251,000 acres, all of which were located in the southeastern United States. The Company’s land costs are maintained by tract. Upon acquisition of a new timberland tract, the Company records separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. The Company begins recording pre-merchantable timber costs at the time the site is prepared for planting. Costs capitalized during the establishment period include site preparation by aerial spray, costs of seedlings, including refrigeration rental and trucking, planting costs, herbaceous weed control, woody release, and labor and machinery use. The Company does not capitalize interest costs in the process. Property taxes are expensed as incurred. New road construction costs are capitalized as land improvements and depreciated over 20 years. Road repairs and maintenance costs are expensed as incurred. Costs after establishment of the seedlings, including management costs, pre-commercial thinning costs and fertilization costs, are expensed as incurred. Once the timber becomes merchantable, the cost is transferred from the pre-merchantable timber category to the merchantable timber category in the depletion block.
Merchantable timber costs are maintained by five product classes: pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a depletion block, with each depletion block based upon a geographic district or subdistrict. Currently, the Company has eight depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, the Company estimates the volume of the Company’s merchantable timber for the five product classes by each depletion block and depletion costs recognized upon sales are calculated as volumes sold times the unit costs in the respective depletion block. Depletion expense was $3.7 million, $4.0 million and $4.0 million in 2019, 2018 and 2017, respectively.
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
Self-insurance
The Company is self-insured for certain of the claims made under its employee medical and dental insurance programs. The Company had recorded liabilities totaling $7.6 million and $3.8 million for estimated costs related to outstanding claims as of October 31, 2019 and 2018, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on management’s assessment of outstanding claims, historical analyses and current payment trends. The Company recorded an estimate for the claims incurred, but not reported using an estimated lag period based upon historical information.
The Company has certain deductibles applied to various insurance policies including general liability, product, vehicle and workers’ compensation. The Company maintains liabilities totaling $27.5 million and $9.8 million for anticipated costs related to general liability, product, vehicle and workers’ compensation claims as of October 31, 2019 and 2018, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on the Company’s assessment of its deductibles, outstanding claims, historical analysis, actuarial information and current payment trends.
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
Equity earnings of unconsolidated affiliates, net of tax
Equity earnings of unconsolidated affiliates, net of tax represent the Company’s share of earnings of affiliates in which the Company does not exercise control, but has significant influence. Investments in such affiliates are accounted for using the equity method of accounting. The Company has an equity interest in two such affiliates as of October 31, 2019. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings.
Other Comprehensive Income
The Company's other comprehensive income is significantly impacted by foreign currency translation, effective cash flow hedges and defined benefit pension and post-retirement benefit adjustments.
The impact of foreign currency translation is affected by the translation of assets, liabilities and operations of the Company's foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar and the recognition of accumulated foreign currency translation upon the disposal of foreign entities. The primary assets and liabilities affecting the adjustments are: cash and cash equivalents; accounts receivable; inventory; properties, plants and equipment; accounts payable; pension and other post-retirement benefit obligations; and certain intercompany loans payable and receivable. The primary currencies in which these assets and liabilities are denominated are the Euro, Brazilian real, and Chinese yuan.
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
The impact of defined benefit pension and post-retirement benefit adjustments is primarily affected by unrecognized actuarial gains and losses related to the Company's defined benefit and other post-retirement benefit plans, as well as the subsequent amortization of gains and losses from accumulated other comprehensive income in periods following the initial recording of such items. These actuarial gains and losses are determined using various assumptions, the most significant of which are (i) the weighted average rate used for discounting the liability, (ii) the weighted average expected long-term rate of return on pension plan assets, (iii) the method used to determine market-related value of pension plan assets, (iv) the weighted average rate of future salary increases and (v) the anticipated mortality rate tables.
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
Pension and Post-retirement Benefits
Under ASC 715, “Compensation – Retirement Benefits,” employers recognize the funded status of their defined benefit pension and other post-retirement plans on the consolidated balance sheet and record as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that have not been recognized as components of the net periodic benefit cost.
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
ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of income over the requisite service periods. The Company granted 291,520 shares of restricted stock with a grant date fair value of $39.83 under the Company’s Long-Term Incentive Plan for 2019. The total stock expense recorded under the Long-Term Incentive Plan was $11.6 million, $5.3 million and $1.7 million for the periods ended October 31, 2019, 2018 and 2017, respectively. All restricted stock awards under the Long-Term Incentive Plan are fully vested at the date of award. No stock options were granted in 2019, 2018 or 2017. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the standard.
Revenue Recognition
Revenue is recognized in accordance with ASC 606, "Revenue from Contracts with Customers".
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
A performance obligation is considered an individual unit sold. Contracts or purchase orders with customers could include a single type of product or it could include multiple types or specifications of products. Regardless, the contracted price with the customer is agreed at the individual product level outlined in the customer contracts or purchase orders. The Company does not bundle products. Negotiations with customers are based on a variety of factors including the level of anticipated contractual volume, geographic location, complexity of the product, key input costs and a variety of other factors. The Company has concluded that prices negotiated with each individual customer are representative of the stand-alone selling price of the product.
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
The Company manufactures certain products that have no alternative use to the Company once they are printed or manufactured to customer specifications; however, in the majority of cases, the Company does not have an enforceable right to payment that includes a reasonable profit for custom products at all times in the manufacturing process, and therefore revenue is recognized at the point in time at which control transfers. As revenue recognition is dependent upon individual contractual terms, the Company evaluates any new or amended contracts entered into.

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
Contract Balances
Contract liabilities relate primarily to prepayments received from the Company’s customers before revenue is recognized and before volume rebates to customers. These amounts are included in other current liabilities in the consolidated balance sheets. The Company does not have any material contract assets.
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
Disaggregation of Revenues
The Company's contracts with customers are broadly similar in nature throughout its reportable segments, but the amount, timing and uncertainty of revenue and cash flows may vary in each reportable segment due to geographic factors. See Note 16 to the Consolidated Financial Statements for additional disclosures of revenue disaggregated by geography for each reportable segment.
Shipping and Handling Fees and Costs
The Company includes shipping and handling fees and costs in cost of products sold.
Other Expense, net
Other expense, net primarily represents Foreign Receivables Facilities, as defined in Note 3 to the Consolidated Financial Statements, program fees, foreign currency transaction gains and losses, non-service cost components of net periodic post-retirement benefit costs and other infrequent non-operating items.
Currency Translation
In accordance with ASC 830, “Foreign Currency Matters,” the assets and liabilities denominated in a foreign currency are translated into United States dollars at the rate of exchange existing at period-end, and revenues and expenses are translated at average exchange rates.
The cumulative translation adjustments, which represent the effects of translating assets and liabilities of the Company’s international operations, are presented in the consolidated statements of changes in shareholders’ equity in accumulated other comprehensive income (loss). Transaction gains and losses on foreign currency transactions denominated in a currency other than an entity’s functional currency are credited or charged to income. The amounts included in other expense, net related to foreign currency transaction losses were $2.1 million, $8.8 million and $6.4 million in 2019, 2018 and 2017, respectively.

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
Variable Interest Entities
The Company evaluates whether an entity is a variable interest entity (“VIE”) and determines if the primary beneficiary status is appropriate on a quarterly basis. The Company consolidates VIEs for which it is the primary beneficiary. If the Company is not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity method of accounting. When assessing the determination of the primary beneficiary, the Company considers all relevant facts and circumstances, including: the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; the obligation to absorb the expected losses; and/or the right to receive the expected returns of the VIE.
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
Newly Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition." This new revenue standard introduces a five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new revenue standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company adopted the ASU, and all of the related amendments, using the modified retrospective method on November 1, 2018. The adoption of the ASU and related amendments did not impact the Company’s financial position, results of operations, comprehensive income or cash flows. Additionally, no cumulative effect adjustment was recorded to opening retained earnings as of November 1, 2018. Based on current operations, the Company does not expect a material impact on an ongoing basis as a result of the adoption of the new standard.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)," which amends the classification of certain cash receipts and cash payments on the statement of cash flows. This update clarifies guidance on eight specific cash flow items. The ASU requires the beneficial interests obtained through securitization of financial assets be disclosed as a non-cash activity and cash receipts from beneficial interests be classified as cash inflows from investing activities. Under previous guidance, the Company classified cash receipts from beneficial interests in securitized receivables and cash payments resulting from debt prepayment or extinguishment as cash flows from operating activities. The amendments in this update are required to be applied using a retrospective approach, excluding amendments for which retrospective application is impractical. On November 1, 2018, the Company adopted the provisions of ASU 2016-15 on a retrospective basis with the exception of the Company's beneficial interests obtained through securitization of financial assets, for which the Company adopted this update on a prospective basis due to the impracticality of the retrospective basis. The adoption of this update did not have a material impact on the Company's financial position, results of operations, comprehensive income, cash flows or disclosures for the periods presented.
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
In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business," which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. Under the new guidance, fewer acquired sets are expected to be considered businesses. The Company adopted this standard effective November 1, 2018 on a prospective basis. The Company applied this guidance to its respective acquisitions of Caraustar Industries, Inc. and its subsidiaries ("Caraustar") and Tholu B.V. and its wholly owned subsidiary A. Thomassen Transport B.V. (collectively “Tholu”), which qualified as business combinations. See Note 2 to the Consolidated Financial Statements for additional disclosures related to these acquisitions. The adoption did not have a material impact on the Company's financial position, results of operations, comprehensive income, cash flows or disclosures, other than the impact discussed above.
Recently Issued Accounting Standards
In February 2016 and July 2018, the FASB issued ASU 2016-02 and ASU 2018-11, "Leases (Topic 842)," which amends the lease accounting and disclosure requirements in ASC 840, "Leases." The objective of this update is to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. The Company adopted ASU 2018-11 on November 1, 2019, utilizing a modified retrospective approach and will not adjust its comparative period financial information. The Company plans to adopt the practical expedient package which permits the Company to not reassess previous conclusions whether a contract is or contains a lease, lease classification, or treatment of indirect costs for existing contracts as of the adoption date. The Company also plans to adopt the short-term lease recognition exemption and the practical expedient allowing for the combination of lease and non-lease components for equipment leases. The Company has preliminarily completed the lease collection and evaluation process, implemented a technology tool to assist with the accounting and reporting requirements of the new standard, and designed new processes and controls around leases. The Company expects to recognize a right-of-use asset and lease liability between approximately $275-$325 million and does not expect the ASU will have a material impact on its financial position, results of operations, comprehensive income, or cash flows, other than the impact discussed above.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt this ASU on November 1, 2020. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flows and disclosures.

NOTE 2 – ACQUISITIONS AND DIVESTITURES
Acquisitions
The Company accounts for acquisitions in accordance with ASC 805, "Business Combinations". The estimated fair values of all assets acquired and liabilities assumed in the acquisitions are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition date.
Caraustar Acquisition
On February 11, 2019, the Company completed its acquisition of Caraustar (the "Caraustar Acquisition"), a leader in the production of coated and uncoated recycled paperboard, which is used in a variety of applications that include industrial products (tubes and cores, construction products, protective packaging, and adhesives) and consumer packaging products (folding cartons, set-up boxes, and packaging services). The total purchase price for this acquisition, net of cash acquired, was $1,834.9 million. The Company incurred transaction costs of $62.1 million to complete this acquisition. Of this amount, $34.0 million was recognized immediately in the consolidated statements of income and the remaining $28.1 million in transaction costs was capitalized in accordance with ASC 470, "Debt", and is presented as part of the consolidated balance sheet ($20.8 million within Long-Term Debt and $7.3 million within Other Long-Term Assets).
The following table summarizes the consideration transferred to acquire Caraustar and the current preliminary valuation of identifiable assets acquired and liabilities assumed at the acquisition date, as well as measurement period adjustments made during the year ended October 31, 2019.

(in millions)	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments (1)	Amount Recognized as of Acquisition Date (as Adjusted)
Fair value of consideration transferred
Cash consideration	$1,834.9	$—	1,834.9

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	147.0	—	147.0
Inventories	103.9	(1.1)	102.8
Prepaid and other current assets	21.5	(0.8)	20.7
Intangibles	717.1	8.4	725.5
Other long-term assets	1.3	5.7	7.0
Properties, plants and equipment	521.3	(12.4)	508.9
Total assets acquired	1,512.1	(0.2)	1,511.9

Accounts payable	(99.5)	—	(99.5)
Accrued payroll and employee benefits	(42.9)	(6.4)	(49.3)
Other current liabilities	(21.8)	(6.7)	(28.5)
Long-term deferred tax liability	(185.7)	46.6	(139.1)
Pension and post-retirement obligations	(67.1)	—	(67.1)
Other long-term liabilities	(12.7)	(7.4)	(20.1)
Total liabilities assumed	(429.7)	26.1	(403.6)
Total identifiable net assets	$1,082.4	$25.9	$1,108.3
Goodwill	$752.5	$(25.9)	$726.6
(1) The measurement adjustments were primarily due to refinement to third party appraisals and carrying amounts of certain assets and liabilities, as well as adjustments to certain tax accounts based on, among other things, adjustments to deferred tax liabilities. The net impact of the measurement period adjustments resulted in a net $25.9 million decrease to Goodwill. The measurement adjustments recorded in 2019 did not have a significant impact on the Company's consolidated statements of income for the year ended October 31, 2019.
The Company recognized goodwill related to this acquisition of $726.6 million. The goodwill recognized in this acquisition is attributable to the acquired assembled workforce, expected synergies, and economies of scale, none of which qualify for recognition as a separate intangible asset. Caraustar is reported within the Paper Packaging & Services segment to which the goodwill was assigned. The goodwill is not expected to be deductible for tax purposes.
The cost approach was used to determine the fair value for buildings, improvements and equipment, and the market approach was used to determine the fair value for land. The cost approach measures the value by estimating the cost to acquire, or construct, comparable assets and adjusts for age and condition. The Company assigned buildings and improvements a useful life ranging from 1 year to 20 years and equipment a useful life ranging from 1 year to 15 years. Acquired property, plant and equipment will be depreciated over its estimated remaining useful lives on a straight-line basis.
The fair value for acquired customer relationship intangibles was determined as of the acquisition date based on estimates and judgments regarding expectations for the future after-tax cash flows arising from the revenue from customer relationships that existed on the acquisition date over their estimated lives, including the probability of expected future contract renewals and revenue, less a contributory assets charge, all of which is discounted to present value. The fair value of the trade name intangible assets were determined utilizing the relief from royalty method which is a form of the income approach. Under this method, a royalty rate based on observed market royalties is applied to projected revenue supporting the trade names and discounted to present value using an appropriate discount rate.
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

Caraustar's results of operations have been included in the Company's financial statements for the period subsequent to the acquisition date of February 11, 2019. Caraustar contributed net sales of $936.3 million for the year ended October 31, 2019.
The following unaudited supplemental pro forma data presents consolidated information as if the acquisition had been completed on November 1, 2017. These amounts were calculated after adjusting Caraustar's results to reflect interest expense incurred on the debt to finance the acquisition, additional depreciation and amortization that would have been charged assuming the fair value of property, plant and equipment and intangible assets had been applied from November 1, 2017, the adjusted tax expense, and related transaction costs of $34.0 million. These adjustments also include an additional one-time charge of $9.0 million for the fair value adjustment for inventory acquired.

	Twelve Months Ended October 31,
(in millions, except per share amounts)	2019	2018
Pro forma net sales	$4,958.8	$5,249.4
Pro forma net (loss) income attributable to Greif, Inc.	$154.8	$152.7
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$2.62	$2.60
Class B common stock	$3.92	$3.88
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$2.62	$2.59
Class B common stock	$3.92	$3.88

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
Tholu Acquisition
On June 11, 2019, the Company completed its acquisition of Tholu (the “Tholu Acquisition”). Tholu is a Netherlands-based market leader in IBC rebottling, reconditioning and distribution.
The total purchase price for this acquisition was $52.2 million, net of cash acquired of $2.1 million, of which $25.1 million was paid upon closing and the remaining $29.2 million was deferred according to a set payment schedule. The current portion of the deferred obligation is $2.5 million, recorded in Other Current Liabilities, and the remaining $26.7 million has been recorded in Other Long-Term Liabilities within the consolidated balance sheets. The legal form of the Tholu Acquisition is a joint venture with the former Tholu owner, but due to the economic structure of the transaction the Company is deemed to be the 100% economic owner, and under GAAP, the Company will record and report 100% of all future income or loss.

The following table summarizes the consideration transferred to acquire Tholu and the current preliminary valuation of identifiable assets acquired and liabilities assumed at the acquisition date, as well as measurement period adjustments made during the year ended October 31, 2019.

(in millions)	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments (2)	Amount Recognized as of Acquisition Date (as Adjusted)
Fair value of consideration transferred
Cash consideration	$25.1	$—	$25.1
Deferred payments	$29.2	—	$29.2
Cash received	$(2.1)	$—	$(2.1)
Total consideration	$52.2	$—	$52.2

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	7.3	—	$7.3
Inventories	3.0	0.4	$3.4
Intangibles	24.1	—	$24.1
Properties, plants and equipment	6.4	—	$6.4
Other assets	1.2	—	$1.2
Total assets acquired	42.0	0.4	42.4

Accounts payable	(4.0)	—	(4.0)
Capital lease obligations	(1.7)	—	(1.7)
Long-term deferred tax liability	(5.4)	(0.4)	(5.8)
Other liabilities	(1.0)	—	(1.0)
Total liabilities assumed	(12.1)	(0.4)	(12.5)
Total identifiable net assets	$29.9	$—	$29.9
Goodwill	$22.3	$—	$22.3
(2) The measurement adjustments were primarily due to refinement to third party appraisals and carrying amounts of certain assets and liabilities, as well as adjustments to certain tax accounts based on, among other things, adjustments to deferred tax liabilities. The net impact of the measurement period adjustments resulted in no net impact to Goodwill. The measurement adjustments recorded in 2019 did not have a significant impact on our consolidated statements of income for the twelve months ended October 31, 2019.
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
Divestitures
For the year ended October 31, 2019, the Company completed two divestitures of non-U.S. businesses in the Rigid Industrial Packaging & Services segment, liquidated two non-strategic non-U.S. business in the Rigid Industrial Packaging & Services segment, and deconsolidated one wholly-owned non-U.S. business in the Rigid Industrial Packaging & Services segment. The loss on disposal of businesses was $3.7 million for the year ended October 31, 2019. Proceeds from divestitures were $1.5 million for the year ended October 31, 2019. Proceeds from divestitures that were completed in 2015 and collected during the year ended October 31, 2019 were $0.8 million. Proceeds from divestitures that were completed in 2016 and collected during the year ended October 31, 2019 were $1.6 million.
For the year ended October 31, 2018, the Company completed no divestitures. The Company liquidated two non-strategic non-U.S. business in the Flexible Products & Services segment. The gain on disposal of businesses was $0.8 million for the year ended October 31, 2018. Proceeds from divestitures that were completed in 2017 and collected during the year ended October 31, 2018 were $0.5 million. Proceeds from divestitures that were completed in 2015 and collected during the year ended October 31, 2018 were $0.9 million. The Company had $2.9 million of notes receivable recorded from the sale of businesses for the year ended October 31, 2018.
For the year ended October 31, 2017, the Company completed two divestitures in the Rigid Industrial Packaging & Services segment, deconsolidated one nonstrategic business in the Flexible Products & Services segment and one nonstrategic business in the Rigid Industrial Packaging & Services segment, and liquidated two non-U.S. nonstrategic businesses in the Rigid Industrial Packaging & Services segment. The loss on disposal of businesses was $1.7 million for the year ended October 31, 2017. Proceeds from divestitures were $5.1 million for the year ended October 31, 2017. Proceeds from divestitures that were completed in fiscal year 2015 and collected during the year ended October 31, 2017 were $0.8 million. The Company had $4.3 million of notes receivable recorded from the sale of businesses for the year ended October 31, 2017.
None of the above-referenced divestitures in 2019, 2018, or 2017 qualified as discontinued operations as they do not, individually or in the aggregate, represent a strategic shift that has had a major impact on the Company's operations or financial results.
NOTE 3 – SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE
In 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc. (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). On April 17, 2019, the Main SPV and Seller amended and extended the term of the existing European RPA through April 17, 2020. On June 17, 2019, the Main SPV and Seller entered into an agreement to replace the European RPA with the Nieuw Amsterdam Receivables Financing Agreement (the "European RFA"). The European RFA provides an accounts receivable financing facility of up to €100.0 million ($111.1 million as of October 31, 2019) secured by certain European accounts receivable. The $96.4 million outstanding on the European RFA as of October 31, 2019 is reported as long-term debt in the consolidated balance sheet because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing by exercising the renewal option in the respective agreement or entering into new financing arrangements.

During the first quarter of 2019, a parent-level guarantee was added to the European RPA and Singapore RPA (as such term is defined below). During the third quarter of 2019, in conjunction with execution of the European RFA, the parent level guarantee was removed for the European RFA. The $1.9 million outstanding on the Singapore RPA as of October 31, 2019 is reported as short-term debt in the consolidated balance sheet because the agreement expires in 2020 and will not be renewed.

Under the previous European RPA, as amended, the maximum amount of receivables that could be sold and outstanding under the European RPA at any time was €100 million ($111.1 million as of October 31, 2019). Under the terms of the European RPA, the Company had the ability to loan excess cash to the Purchasing Bank Affiliates in the form of the subordinated loan receivable.

Under the terms of the previous European RPA, we had agreed to sell trade receivables meeting certain eligibility requirements that the Seller had purchased from other indirect wholly-owned subsidiaries under a factoring agreement. Prior to November 1, 2018, the structure of the transactions provided for a legal true sale, on a revolving basis, of the receivables transferred to the respective Purchasing Bank Affiliates. The purchaser funded an initial purchase price of a certain percentage of eligible receivables based on a formula, with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price was settled upon collection of these receivables.

In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore dollars ($11.0 million as of October 31, 2019).

Under the terms of the Singapore RPA, the Company has agreed to sell trade receivables in exchange for an initial purchase price of approximately 90 percent of the eligible receivables. The remaining deferred purchase price is settled upon collection of those receivables.

Prior to November 1, 2018, the Company removed from accounts receivable the amount of proceeds received from the initial purchase price since they met the applicable criteria of ASC 860, “Transfers and Servicing,” and the Company continued to recognize the deferred purchase price in other current assets or other current liabilities on the Company’s consolidated balance sheets, as appropriate. The receivables were sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates. The cash initially received, along with the deferred purchase price, related to the sale or ultimate collection of the underlying receivables and was not subject to significant other risks given their short-term nature. Therefore, the Company reflected all cash flows under the accounts receivable sales programs as operating cash flows on the Company’s consolidated statements of cash flows.

The Company performs collection and administrative functions on the receivables related to the European RPA, the European RFA and the Singapore RPA (collectively, "Foreign Receivables Facilities"), similar to the procedures it uses for collecting all of its receivables. The servicing liability for these receivables is not material to the consolidated financial statements.
NOTE 4 – ASSETS AND LIABILITIES HELD FOR SALE AND DISPOSALS OF PROPERTY, PLANT AND EQUIPMENT, NET
As of October 31, 2019, there was one asset group within the Rigid Industrial Packaging & Services segment, three asset groups within the Paper Packaging & Services segment, one asset group in the Land Management segment, and one corporate asset group classified as assets held for sale. The assets held for sale are being marketed for sale, and it is the Company's intention to complete the sales of these assets within twelve months following their initial classification into assets held for sale.
During 2019, the Company recorded a gain on disposal of properties, plants and equipment, net of $13.9 million. This included disposals of assets in the Rigid Industrial Packaging & Services segment that resulted in gains of $7.5 million, disposals of assets in the Paper Packaging & Services segment that resulted in losses of $0.9 million, disposals of assets in the Flexible Packaging & Services segment that resulted in gains of $5.1 million, and special use property sales that resulted in gains of $2.2 million in the Land Management segment.
For the year ended October 31, 2018, the Company recorded a gain on disposal of properties, plants and equipment, net of $5.6 million. This included disposals of assets in the Rigid Industrial Packaging & Services segment that resulted in gains of $3.3 million and special use property sales that resulted in gains of $2.3 million in the Land Management segment.
NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill by segment for the years ended October 31, 2019 and 2018:

(in millions)	Rigid Industrial Packaging & Services (1)	Paper Packaging & Services	Flexible Products & Services (1)	Land Management	Total
Balance at October 31, 2017	$725.9	$59.5	$—	$—	$785.4
Goodwill acquired	—	—	—	—	—
Goodwill allocated to divestitures and businesses held for sale	(0.7)	—	—	—	(0.7)
Goodwill adjustments	—	—	—	—	—
Goodwill impairment charge	—	—	—	—	—
Currency translation	(8.7)	—	—	—	(8.7)
Balance at October 31, 2018	$716.5	$59.5	$—	$—	$776.0
Goodwill acquired	22.3	726.6	—	—	748.9
Goodwill allocated to divestitures and businesses held for sale	—	—	—	—	—
Goodwill adjustments	—	—	—	—	—
Goodwill impairment charge	—	—	—	—	—
Currency translation	(7.1)	—	—	—	(7.1)
Balance at October 31, 2019	$731.7	$786.1	$—	$—	$1,517.8
(1)Accumulated goodwill impairment loss was $63.3 million as of October 31, 2019, 2018 and 2017. Included in the accumulated goodwill impairment loss was $13.0 million related to the Rigid Industrial Packaging & Services segment and $50.3 million related to the Flexible Products & Services segment.
The Caraustar Acquisition added $726.6 million of goodwill to the Paper Packaging & Services segment and the Tholu Acquisition added $22.3 million of goodwill to the Rigid Industrial Packaging & Services segment. See Note 2 to the Consolidated Financial Statements for additional disclosure of goodwill added by these acquisitions.
The Company reviews goodwill by reporting unit and indefinite-lived intangible assets for impairment as required by ASC 350, “Intangibles – Goodwill and Other,” either annually August 1, or whenever events and circumstances indicate impairment may have occurred. A reporting unit is the operating segment, or a business unit one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. The components are aggregated into reporting units for purposes of goodwill impairment testing to the extent they share similar qualitative and quantitative characteristics.
The Company performed its annual goodwill impairment test as of August 1, 2019 which resulted in no goodwill impairment. The majority of the Company's goodwill reporting units were tested utilizing a qualitative assessment. However, for the Rigid Industrial Packaging & Services - Asia Pacific reporting unit, the Company proceeded directly to the quantitative impairment test. The fair value of the reporting unit exceeded the carrying value by 32%, resulting in no impairment. Discount rates, growth rates and cash flow projections are the assumptions that are most sensitive and susceptible to change as they require significant management judgment. In addition, certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumption and demand, could result in changes to these assumptions and judgments. A revision of these assumptions could cause the fair value of the reporting unit to fall below its respective carrying value. As for all of the Company's reporting units, if in future years, the reporting unit's actual results are not consistent with the Company's estimates and assumptions used to calculate fair value, the Company may be required to recognize material impairments to goodwill.
The Company performed its annual goodwill review as of August 1, 2018, for each of the reporting units, which resulted in no goodwill impairment. The majority of the Company's goodwill reporting units were tested utilizing a qualitative assessment. However, for the Rigid Industrial Packaging & Services - Asia Pacific reporting unit, the Company proceeded directly to the quantitative impairment test. The fair value of the reporting unit exceeded the carrying value by 20%, resulting in no impairment. Discount rates, growth rates and cash flow projections are the assumptions that are most sensitive and susceptible to change as they require significant management judgment. In addition, certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumption and demand, could result in changes to these assumptions and judgments. A revision of these assumptions could cause the fair value of the reporting unit to fall below its respective carrying value. As for all of the Company's reporting units, if in future years, the reporting unit's actual results are not consistent with the Company's estimates and assumptions used to calculate fair value, the Company may be required to recognize material impairments to goodwill.

During the fourth quarter of 2017, the Company performed an assessment of its operating segments and determined that as a result of changes in the way the chief operating decision maker receives and reviews financial information, a realignment of its operating segment structure was necessary. As a result of the operating segment realignment, the Company's reporting unit structure was updated for consistency. As of August 1, 2017, the Company realigned its operating segments to include eight operating segments: Rigid Industrial Packaging & Services – North America; Rigid Industrial Packaging & Services – Latin America; Rigid Industrial Packaging & Services – Europe, Middle East and Africa; Rigid Industrial Packaging & Services – Asia Pacific; Rigid Industrial Packaging & Services – Tri-Sure; Paper Packaging & Services; Flexible Products & Services; and Land Management. The Company's eight operating segments are aggregated into four reportable business segments by combining the Rigid Industrial Packaging & Services – North America; Rigid Industrial Packaging & Services – Latin America; Rigid Industrial Packaging & Services – Europe, Middle East and Africa; Rigid Industrial Packaging & Services – Asia Pacific; and Rigid Industrial Packaging & Services – Tri-Sure operating segments. The Company’s reporting units are the same as the operating segments. As a result of the realignment, goodwill was reassigned to each of the Rigid Industrial Packaging & Services reporting units using a relative fair value approach.
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
See Note 2 to the Consolidated Financial Statements for further discussion regarding goodwill allocated to divestitures and businesses held for sale.
The following table summarizes the carrying amount of net intangible assets by class as of October 31, 2019 and 2018:

(in millions)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
October 31, 2019:
Indefinite lived:
Trademarks and patents	$13.1	$—	$13.1
Definite lived:
Customer relationships	$890.6	$150.3	$740.3
Trademarks and patents	27.0	9.3	17.7
Non-compete agreements	2.3	0.7	1.6
Other	21.9	18.1	3.8
Total	$954.9	$178.4	$776.5

October 31, 2018:
Indefinite lived:
Trademarks and patents	$13.3	$—	$13.3
Definite lived:
Customer relationships	$162.2	$105.8	$56.4
Trademarks and patents	10.9	5.1	5.8
Other	21.2	16.1	5.1
Total	$207.6	$127.0	$80.6

Gross intangible assets increased by $747.3 million for the year ended October 31, 2019. The increase was attributable to $725.5 million from the Caraustar Acquisition, $24.1 million from the Tholu Acquisition and $0.3 million of asset adjustment, offset by $2.6 million of currency fluctuations. See Note 2 to the Consolidated Financial Statements for additional disclosure of intangibles added by these acquisitions.
Amortization expense was $53.2 million, $15.2 million and $13.5 million for the years ended October 31, 2019, 2018 and 2017, respectively. Amortization expense for the next five years is expected to be $69.3 million in 2020, $67.1 million in 2021, $59.1 million in 2022, $56.3 million in 2023 and $52.9 million in 2024.
Definite lived intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that are contractually or legally determined, or over the period a market participant would benefit from the asset. Indefinite lived intangibles of approximately $13.1 million as of October 31, 2019, related primarily to the Tri-Sure trademark and trade names related to Closures, Blagden Express, Closed-loop, Box Board and Pachmas, are not amortized.
NOTE 6 – RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ended restructuring reserve balances for the years ended October 31, 2019 and 2018:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2017	$3.9	$1.3	$5.2
Costs incurred and charged to expense	14.8	3.8	18.6
Costs paid or otherwise settled	(14.5)	(4.9)	(19.4)
Balance at October 31, 2018	$4.2	$0.2	$4.4
Costs incurred and charged to expense	22.5	3.6	26.1
Costs paid or otherwise settled	(17.2)	(2.0)	(19.2)
Balance at October 31, 2019	$9.5	$1.8	$11.3

The focus for restructuring activities in 2019 was to optimize and integrate operations in the Paper Packaging & Services segment related to the Caraustar Acquisition and continue to rationalize operations and close underperforming assets in the Rigid Industrial Packaging & Services and the Flexible Products & Services segments. During the year ended October 31, 2019, the Company recorded restructuring charges of $26.1 million, as compared to $18.6 million of restructuring charges recorded during the year ended October 31, 2018. The restructuring activity for the year ended October 31, 2019 consisted of $22.5 million in employee separation costs and $3.6 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities. There were twelve plants closed in 2019, and a total of 430 employees severed throughout 2019 as part of the Company’s restructuring efforts.
The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-K. Remaining amounts expected to be incurred were $24.7 million as of October 31, 2019:

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the year ended October 31, 2019	Amounts Remaining to be Incurred
Rigid Industrial Packaging & Services:
Employee separation costs	$32.3	$15.4	16.9
Other restructuring costs	9.1	3.4	5.7
	41.4	18.8	22.6
Flexible Products & Services:
Employee separation costs	1.2	0.9	0.3
Other restructuring costs	0.1	0.1	—
	1.3	1.0	0.3
Paper Packaging & Services:
Employee separation costs	6.1	6.1	—
Other restructuring costs	1.9	0.1	1.8
	8.0	6.2	1.8
Land Management
Employee separation costs	0.1	0.1	—
Total	$50.8	$26.1	$24.7

The focus for restructuring activities in 2018 was to continue to rationalize operations and close underperforming assets in the Rigid Industrial Packaging & Services and Flexible Products & Services segments. During 2018, the Company recorded restructuring charges of $18.6 million, consisting of $14.8 million in employee separation costs and $3.8 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities. There were five plants closed and a total of 322 employees severed throughout 2018 as part of the Company’s restructuring efforts.
The focus for restructuring activities in 2017 was to rationalize and close underperforming assets in the Rigid Industrial Packaging & Services and Flexible Products & Services segments. During 2017, the Company recorded restructuring charges of $12.7 million, consisting of $9.0 million in employee separation costs and $3.7 million in other restructuring costs, primarily consisting of professional fees incurred for services specifically associated with employee separation and relocation. There were two plants closed and a total of 157 employees severed throughout 2017 as part of the Company’s restructuring efforts.
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

On May 31, 2005, STA Timber issued in a private placement its 5.20% Senior Secured Notes due August 5, 2020 (the “Monetization Notes”) in the principal amount of $43.3 million. In connection with the sale of the Monetization Notes, STA Timber entered into note purchase agreements with the purchasers of the Monetization Notes (the “Note Purchase Agreements”) and related documentation. The Monetization Notes are secured by a pledge of the Purchase Note and the Deed of Guarantee. The Monetization Notes may be accelerated in the event of a default in payment or a breach of the other obligations set forth therein or in the Note Purchase Agreements or related documents, subject in certain cases to any applicable cure periods, or upon the occurrence of certain insolvency or bankruptcy related events. Although the maturity date of the Monetization Notes is August 5, 2020, STA Timber has the discretion to extend to the maturity date to November 5, 2020. STA Timber has the ability and intent to extend the maturity date to November 5, 2020. The proceeds from the sale of the Monetization Notes were primarily used for the repayment of indebtedness. Greif, Inc. and its other subsidiaries have not extended any form of guaranty of the principal or interest on the Monetization Notes. Accordingly, Greif, Inc. and its other subsidiaries will not become directly or contingently liable for the payment of the Monetization Notes at any time.
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
As of October 31, 2019 and 2018, assets of the Buyer SPE consisted of $50.9 million of restricted bank financial instruments which are expected to be held to maturity. For each of the years ended October 31, 2019, 2018 and 2017, the Buyer SPE recorded interest income of $2.4 million.
As of October 31, 2019 and 2018, STA Timber had long-term debt of $43.3 million. For each of the years ended October 31, 2019, 2018 and 2017, STA Timber recorded interest expense of $2.2 million. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee.
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
The following table presents the Flexible Packaging JV total net assets:

(in millions)	October 31, 2019	October 31, 2018
Cash and cash equivalents	$16.9	$22.2
Trade accounts receivable, less allowance of $0.7 in 2019 and $0.6 in 2018	51.2	53.2
Inventories	46.4	49.0
Properties, plants and equipment, net	22.3	28.8
Other assets	29.3	21.5
Total assets	$166.1	$174.7

Accounts payable	$28.9	$29.0
Other liabilities	23.6	24.8
Total liabilities	$52.5	$53.8

Net income attributable to the noncontrolling interest in the Flexible Packaging JV for the years ended October 31, 2019, 2018 and 2017 were $12.4 million, $9.9 million and $6.3 million, respectively.
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
As of October 31, 2019 and 2018, the Paper Packaging JV’s net assets consist mainly of properties, plants, and equipment, net of $29.4 million and $7.2 million, respectively. There was $0.1 million net loss related to interest expense for the year ended October 31, 2019, and there was no net income or loss for the year ended October 31, 2018, as the PPS JV was in the startup phase and had not yet commenced operations.
Non-United States Accounts Receivable VIE
As further described in Note 3 to the Consolidated Financial Statements, Cooperage Receivables Finance B.V. is a party to the European RFA. Cooperage Receivables Finance B.V. is deemed to be a VIE since this entity is not able to satisfy its liabilities without the financial support from the Company. While this entity is a separate and distinct legal entity from the Company and no ownership interest in this entity is held by the Company, the Company is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE. As a result, Cooperage Receivables Finance B.V. has been consolidated into the operations of the Company.

NOTE 8 – LONG-TERM DEBT
Long-term debt is summarized as follows:

(in millions)	October 31, 2019	October 31, 2018
2019 Credit Agreement - Term Loans	$1,612.2	$—
2017 Credit Agreement - Term Loan	—	277.5
Senior Notes due 2027	494.3	—
Senior Notes due 2021	221.7	226.5
Senior Notes due 2019	—	249.1
Accounts receivable credit facilities	351.6	150.0
2019 Credit Agreement - Revolving Credit Facility	76.1	—
2017 Credit Agreement - Revolving Credit Facility	—	3.8
Other debt	0.4	0.7
	2,756.3	907.6
Less current portion	83.7	18.8
Less deferred financing costs	13.6	4.7
Long-term debt, net	$2,659.0	$884.1

2019 Credit Agreement

On February 11, 2019, the Company and certain of its subsidiaries entered into an amended and restated senior secured credit agreement (the “2019 Credit Agreement”) with a syndicate of financial institutions. The 2019 Credit Agreement amended, restated, and replaced in its entirety the prior $800.0 million senior secured credit agreement (the "2017 Credit Agreement"). The Company's obligations under the 2019 Credit Agreement are guaranteed by certain of its U.S. subsidiaries and certain of its non-U.S. subsidiaries.

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

The 2019 Credit Agreement contains certain covenants, which include financial covenants that require the Company to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that, at the end of any quarter, the Company will not permit the ratio of (a) its total consolidated indebtedness, to (b) its consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (as used in this paragraph only, “EBITDA”) to be greater than 4.75 to 1.00 and stepping down annually by 0.25 increments beginning on July 31, 2020 to 4.00 on July 31, 2023. The interest coverage ratio generally requires that, at the end of any quarter, the Company will not permit the ratio of (a) its consolidated EBITDA, to (b) its consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve month period.

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

As of October 31, 2019, $1,688.3 million was outstanding under the 2019 Credit Agreement. The current portion of such outstanding amount was $83.7 million, and the long-term portion was $1,604.6 million. The weighted average interest rate for borrowings under the 2019 Credit Agreement was 4.05% for the year ended October 31, 2019. The actual interest rate for borrowings under the 2019 Credit Agreement was 3.71% as of October 31, 2019. The deferred financing costs associated with the term loan portion of the 2019 Credit Agreement totaled $10.8 million as of October 31, 2019 and are recorded as a direct deduction from the balance sheet line Long-Term Debt. The deferred financing costs associated with the revolver portion of the 2019 Credit Agreement totaled $8.0 million as of October 31, 2019 and are recorded within Other Long-Term Assets.

As a result of the refinancing, $0.8 million of unamortized deferred financing costs related to the 2017 Credit Agreement and $5.5 million of newly incurred financing costs related to the 2019 Credit Agreement were expensed as Debt Extinguishment Charges in the consolidated statements of income.

Senior Notes due 2027

On February 11, 2019, the Company issued $500.0 million of 6.50% Senior Notes due March 1, 2027 (the "Senior Notes due 2027"). Interest on the Senior Notes due 2027 is payable semi-annually commencing on September 1, 2019. The Company's obligations under the Senior Notes due 2027 are guaranteed by its U.S. subsidiaries that guarantee the 2019 Credit Agreement, as described above. The Company used the net proceeds from the issuance of the Senior Notes due 2027, together with borrowings under the 2019 Credit Agreement, to fund the purchase price of the Caraustar Acquisition, to redeem all of the Senior Notes due 2019, to repay outstanding borrowings under the 2017 Credit Agreement, and to pay related fees and expenses. The deferred financing cost associated with the Senior Notes due 2027 totaled $2.6 million as of October 31, 2019 and are recorded as a direct deduction from the balance sheet line Long-Term Debt.

Senior Notes due 2021

On July 15, 2011, Greif, Inc.’s wholly-owned subsidiary, Greif Nevada Holdings, Inc., S.C.S. issued €200.0 million of 7.375% Senior Notes due July 15, 2021 (the "Senior Notes due 2021"). The Senior Notes due 2021 are guaranteed on a senior basis by Greif, Inc. Interest on the Senior Notes due 2021 is payable semiannually.

Senior Notes due 2019

On April 1, 2019, the Company redeemed all of its outstanding 7.75% Senior Notes due 2019, which were issued by the Company on July 28, 2009 for $250.0 million. The total redemption price for the Senior Notes due 2019 was $253.9 million, which was equal to the aggregate principal amount outstanding of $250.0 million plus a premium of $3.9 million. The premium was recognized as a debt extinguishment cost. The payment of the redemption price was funded by borrowings under the Company’s 2019 Credit Agreement.

As a result of redeeming the Senior Notes due 2019, $0.7 million of unamortized deferred financing costs were expensed to Debt Extinguishment Charges in the consolidated statements of income.

United States Trade Accounts Receivable Credit Facility

On September 24, 2019, certain U.S. subsidiaries of Greif, Inc. (the “Company”) amended and restated the existing receivables financing facility (the “U.S. Receivables Facility”). Greif Receivables Funding LLC (“Greif Funding”), Greif Packaging LLC (“Greif Packaging”), for itself and as servicer, and certain other U.S. subsidiaries of the Company entered into a Third Amended and Restated Transfer and Administration Agreement, dated as of September 24, 2019 (the “Third Amended TAA”), with Bank of America, N.A. (“BANA”), as the agent, managing agent, administrator and committed investor, and various investor groups, managing agents, and administrators, from time to time parties thereto. The Third Amended TAA, as of September 24, 2019, replaced in its entirety the prior facility agreement, which provided for a $150.0 million U.S. Receivables Facility. The Third Amended TAA provides a $275.0 million U.S. Receivables Facility. The financing costs associated with the U.S. Receivables Facility are $0.4 million as of October 31, 2019, and are recorded as a direct deduction from the balance sheet line Long-Term Debt.

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

The Third Amended TAA provides for the ongoing purchase by BANA of receivables from Greif Funding, which Greif Funding will have purchased from Greif Packaging and certain other U.S. subsidiaries of the Company as the originators under the Third Amended and Restated Sale Agreement, dated as of September 24, 2019 (the “Third Amended Sale Agreement”).  Greif Packaging will service and collect on behalf of Greif Funding those receivables sold to Greif Funding under the Third Amended Sale Agreement.  The commitment termination date of the U.S. Receivables Facility is September 24, 2020, subject to earlier termination as provided in the Third Amended TAA (including acceleration upon an event of default as provided therein), or such later date to which the purchase commitment may be extended by agreement of the parties.  In addition, Greif Funding may terminate the U.S. Receivables Facility at any time upon five days’ prior written notice. The Company has guaranteed the performance by Greif Funding, Greif Packaging and its other participating subsidiaries of their respective obligations under the Third Amended TAA, the Third Amended Sale Agreement and related agreements thereto, but has not guaranteed the collectability of the receivables thereunder.  A significant portion of the proceeds from the U.S. Receivables Facility was used to pay the obligations under the Second Amended TAA.  The remaining proceeds were used to pay certain fees, costs and expenses incurred in connection with the U.S. Receivables Facility and to repay borrowings on our Revolving Credit Facility.

The U.S. Receivables Facility is secured by certain trade accounts receivables related to the Rigid Industrial Packaging & Services and the Paper Packaging & Services businesses of Greif Packaging and other subsidiaries of the Company in the United States and bears interest at a variable rate based on the London InterBank Offered Rate or an applicable base rate, plus a margin, or a commercial paper rate, all as provided in the Third Amended TAA.  Interest is payable on a monthly basis and the principal balance is payable upon termination of the U.S. Receivables Facility. The $255.1 million outstanding balance under the U.S. Receivables Facility as of October 31, 2019 is reported in long-term debt in the condensed consolidated balance sheets because the Company intends to refinance this obligation on a long-term basis and has the intent and ability to consummate a long-term refinancing.

International Trade Accounts Receivable Credit Facilities

For additional disclosures related to the Foreign Receivables Facilities, as defined see Note 3 to the Consolidated Financial Statements.

Other
In addition to the amounts borrowed under the 2019 Credit Agreement and proceeds from the Senior Notes and the Accounts Receivables Facilities, as of October 31, 2019, the Company had outstanding other debt of $0.4 million in long-term debt and $9.2 million in short-term borrowings, compared to outstanding other debt of $0.7 million in long-term debt and $7.3 million in short-term borrowings, as of October 31, 2018. There are no financial covenants associated with this other debt.
As of October 31, 2019, annual maturities, including the current portion of long-term debt, were $511.5 million in 2020, $353.8 million in 2021, $147.5 million in 2022, $147.5 million in 2023, $51.9 million in 2024 and $1,549.4 million thereafter.
NOTE 9 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements

The following table presents the fair value of those assets and (liabilities) measured on a recurring basis as of October 31, 2019 and 2018:

	October 31, 2019
	Fair Value Measurement				Balance Sheet Location
(in millions)	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$1.3	$—	$1.3	Other long-term assets and other current assets
Interest rate derivatives	—	(25.0)	—	(25.0)	Other long-term liabilities and other current liabilities
Foreign exchange hedges	—	0.9	—	0.9	Other current assets
Foreign exchange hedges	—	(0.2)	—	(0.2)	Other current liabilities
Insurance annuity	—	—	20.0	20.0	Other long-term assets
Cross currency swap	—	10.6	—	10.6	Other long-term assets and other current assets
Total	$—	$(12.4)	$20.0	$7.6

	October 31, 2018
	Fair Value Measurement				Balance Sheet Location
(in millions)	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$16.5	$—	$16.5	Other long-term assets and other current assets
Foreign exchange hedges	—	2.6	—	2.6	Other current assets
Foreign exchange hedges	—	(0.7)	—	(0.7)	Other current liabilities
Insurance annuity	—	—	20.4	20.4	Other long-term assets
Cross currency swap	—	5.2	—	5.2	Other long-term assets and other current assets
Total	$—	$23.6	$20.4	$44.0

The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable, accounts payable, current liabilities and short-term borrowings as of October 31, 2019 and 2018 approximate their fair values because of the short-term nature of these items and are not included in this table.
Interest Rate Derivatives
The Company has various borrowing facilities which charge interest based on the one month U.S. dollar LIBOR plus an interest spread. In 2019, the Company entered into six amortizing interest rate swaps. These six interest rate swaps have a total initial notional amount of $1,300.0 million and amortize to $200.0 million over a five year term. The outstanding notional as of October 31, 2019 is $1,000.0 million. The Company will receive variable rate interest payments based upon one month U.S. dollar LIBOR, and in return the Company is obligated to pay interest at a weighted-average interest rate of 2.49% plus an interest spread. This effectively converted the borrowing rate on an amount of debt equal to the outstanding notional amount of the interest rate swap from a variable rate to a fixed rate.
In 2017, the Company entered into an interest swap with a notional amount of $300.0 million. As of February 1, 2017, the Company began to receive variable rate interest payments based upon one month U.S. dollar LIBOR and in return was obligated to pay interest at a fixed rate of 1.19% plus an interest spread. This effectively converted the borrowing rate on $300.0 million of debt from a variable rate to a fixed rate.
These derivatives are designated as cash flow hedges for accounting purposes. Accordingly, the gain or loss on these derivative instruments are reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. See Note 17 to the Consolidated Financial Statements for additional disclosures of the gain or loss included within other comprehensive income. The assumptions used in measuring fair value of these interest rate derivatives are considered level 2 inputs, which are based upon observable market rates, including LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements.

Gains reclassified to earnings under these contracts were $3.0 million for the year ended October 31, 2019. Gains reclassified to earnings under these contracts were $1.8 million for the year ended October 31, 2018. A derivative loss of $8.1 million, based upon interest rates at October 31, 2019, is expected to be reclassified from accumulated other comprehensive income (loss) to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of October 31, 2019, the Company had outstanding foreign currency forward contracts in the notional amount of $275.0 million ($194.4 million as of October 31, 2018). Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
Realized gains (losses) recorded in other expense, net under fair value contracts were $4.6 million, $(9.2) million and $(1.8) million for the years ended October 31, 2019, 2018 and 2017, respectively. The Company recognized in other expense, net an unrealized net gain (loss) of $0.7 million, $1.9 million and $(0.5) million in the years ended October 31, 2019, 2018 and 2017, respectively.
Cross Currency Swap
The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. On March 6, 2018, the Company entered into a cross currency interest rate swap agreement that synthetically swaps $100.0 million of fixed rate debt to Euro denominated fixed rate debt at a rate of 2.35%. The agreement is designated as a net investment hedge for accounting purposes and will mature on March 6, 2023. Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Interest payments received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the consolidated statements of income. For the year ended October 31, 2019 and 2018, gains recorded in interest expense, net under the cross currency swap agreement were $2.4 million and $1.6 million, respectively. See Note 17 to the Consolidated Financial Statements for additional disclosure of the gain or loss included within other comprehensive income. The assumptions used in measuring fair value of the cross currency swap are considered level 2 inputs, which are based upon the Euro to United States dollar exchange rate market.
Other Financial Instruments
The fair values of the Company’s 2019 Credit Agreement, 2017 Credit Agreement, and U.S. Receivables Facility and Foreign Receivables Facilities (collectively, "Accounts Receivables Facilities") do not materially differ from carrying value as the Company’s cost of borrowing is variable and approximates current borrowing rates. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.”
The following table presents the estimated fair values for the Company’s Senior Notes and Assets held by special purpose entities:

(in millions)	October 31, 2019	October 31, 2018
Senior Notes due 2019 estimated fair value	$—	$257.4
Senior Notes due 2021 estimated fair value	248.1	263.4
Senior Notes due 2027 estimated fair value	537.9	—
Assets held by special purpose entities estimated fair value	51.9	51.6

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
Non-Recurring Fair Value Measurements
The Company recognized asset impairment charges of $7.8 million and $8.3 million for the years ended October 31, 2019 and 2018.
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the twelve months ended October 31, 2019 and 2018:

	Quantitative Information about Level 3 Fair Value Measurements
(in millions)	Fair Value of Impairment	Valuation Technique	Unobservable Input	Range of Input Values
October 31, 2019
Impairment of Net Assets Held for Sale	$2.1	Indicative Bids	Indicative Bids	N/A
Impairment of Long Lived Assets	5.7	Sales Value	Sales Value	N/A
Total	$7.8

October 31, 2018
Impairment of Net Assets Held for Sale	$0.7	Broker Quote / Indicative Bids	Indicative Bids	N/A
Impairment of Long Lived Assets	7.6	Sales Value	Sales Value	N/A
Total	$8.3

Long-Lived Assets
During the year ended October 31, 2019, the Company wrote down long-lived assets with a carrying value of $5.9 million to a fair value of $0.2 million, resulting in recognized asset impairment charges of $5.7 million. These charges include $0.6 million related to properties, plants and equipment, net, in the Rigid Industrial Packaging & Services segment, and $5.1 million related to properties, plants and equipment, net, in the Paper Packaging & Services segment.
During the year ended October 31, 2018, the Company wrote down long-lived assets with a carrying value of $10.7 million to a fair value of $3.1 million, resulting in recognized asset impairment charges of $7.6 million. The $7.6 million of impairment charges was all related to properties, plants and equipment, net, in the Rigid Industrial Packaging & Services segment.
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
Assets and Liabilities Held for Sale
During the year ended October 31, 2019, the Company wrote down the assets and liabilities of one asset group that was held for sale with a carrying value of $2.1 million to a fair value of zero, resulting in recognized asset impairment charges of $2.1 million.

During the year ended October 31, 2018, the Company wrote down the assets and liabilities of one asset group that was held for sale with a carrying value of $2.9 million to a fair value of $2.2 million, resulting in recognized asset impairment charges of $0.7 million for goodwill allocated to the business classified as held for sale.
During the year ended October 31, 2017, the Company wrote down the assets and liabilities of one asset group that was held for sale with a carrying value of $69.2 million to a fair value of $63.6 million, resulting in recognized asset impairment charges of $5.6 million for goodwill allocated to the business classified as held for sale. Additionally, during the year ended October 31, 2017, one asset group that was classified as held for sale at October 31, 2016 was reclassified to held and used at net realizable value, resulting in no impairment.
The assumptions used in measuring fair value of assets and liabilities held for sale are considered level 3 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers.
Goodwill and Indefinite-Lived Intangibles
On an annual basis or when events or circumstances indicate impairment may have occurred, the Company performs impairment tests for goodwill and indefinite-lived intangibles as defined under ASC 350, “Intangibles-Goodwill and Other.” There was no goodwill impairment for the years ended October 31, 2019 and 2018. On August 1, 2017, the Company concluded that the carrying amount of the Rigid Industrial Packaging & Services - Latin America reporting unit exceeded at the fair value of the reporting unit, and the goodwill of Rigid Industrial Packaging & Services - Latin America of $13.0 million was fully impaired.
NOTE 10 – STOCK-BASED COMPENSATION
Stock-based compensation is accounted for in accordance with ASC 718, “Compensation – Stock Compensation,” which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company maintains two stock-based compensation plans, the 2001 Management Equity Incentive and Compensation Plan (the “2001 Plan”) and the 2005 Outside Directors Equity Award Plan (the “2005 Directors Plan”) however no stock options were granted in 2019, 2018 or 2017. No shares were forfeited or exercised in 2019, 2018 or 2017.
The Company’s Amended and Restated Long-Term Incentive Plan ("Long-Term Incentive Plan") is intended to focus management on the key measures that drive superior performance over the longer term. The Long-Term Incentive Plan is based on three-year performance periods that commence at the start of every fiscal year. For each three-year performance period, the performance goals are based on targeted levels of earnings before interest, taxes, depreciation, depletion and amortization as determined by the Special Subcommittee of the Company’s Compensation Committee of the Board of Directors (the “Special Subcommittee”).
The Company granted 291,520 shares of restricted stock with a grant date fair value of $39.83 under the Company’s Long-Term Incentive Plan for 2019. The total stock expense recorded under the Long-Term Incentive Plan was $11.6 million, $5.3 million and $1.7 million for the periods ended October 31, 2019, 2018 and 2017, respectively. All restricted stock awards under the Long-Term Incentive Plan are fully vested at the date of award.
Under the Company’s 2005 Directors Plan, the Company granted 25,144 shares of restricted stock with a grant date fair value of $42.95 in 2019. The Company granted 20,529 shares of restricted stock with a grant date fair value of $59.18 under the Company’s 2005 Directors Plan in 2018. The total expense recorded under the plan was $1.1 million, $1.2 million and $1.1 million for the periods ended October 31, 2019, 2018, and 2017, respectively. All restricted stock awards under the 2005 Directors Plan are fully vested at the date of award.
During 2019, the Company awarded an officer, as part of the terms of the officer's initial employment arrangement, 9,000 shares of Class A Common Stock under the 2001 Plan. These shares were issued subject to vesting and post-vesting restrictions on the sale or transfer until November 5, 2023. These shares will fully vest in equal installments of 3,000 on November 5, 2019, 2020 and 2021. Share-based compensation expense was $0.1 million, for the period ended October 31, 2019.
During 2014, the Company awarded an officer, as part of the terms of the officer's initial employment arrangement, 15,000 shares of Class A Common Stock under the 2001 Plan. These shares were issued subject to vesting and post-vesting restrictions on the sale or transfer until May 12, 2019. These shares fully vested in equal installments of 5,000 on May 12, 2015, 2016 and 2017. Share-based compensation expense was $0.1 million, for the period ended October 31, 2017.
The total stock compensation expenses recorded under the plans were $12.7 million, $6.5 million and $2.9 million for periods ended October 31, 2019, 2018 and 2017 respectively.

NOTE 11 – INCOME TAXES
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”). The legislation significantly changed U.S. tax law by, among other items, (1) lowering the corporate income tax rate from 35% to 21%, effective January 1, 2018; (2) allowing for the acceleration of expensing of qualified business assets; (3) requiring companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries that may be payable over eight years; (4) a new limitation on deductible interest expense; (5) limitations on the deductibility of certain executive compensation; and (6) eliminating U.S. federal income tax on dividends from foreign subsidiaries. The corporate income tax rate change was administratively effective beginning 2018. Therefore, the Company used a blended statutory rate for 2018 of 23.33% on U.S. earnings.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Bulletin also provides for a measurement period that should not extend beyond one year from the U.S. Tax Reform enactment date. In accordance with the Bulletin, the Company recorded a tax benefit of $72.0 million related to the revaluation of deferred tax assets and liabilities during the year ended October 31, 2018 as well as a provisional tax expense of $52.8 million for the transition tax liability. During the first quarter of 2019, the Company revised its calculation for the transition tax liability to $55.1 million. In addition, the Company re-evaluated its indefinite reinvestment assertion, concluding that the unremitted earnings and profits of certain non-U.S. subsidiaries and affiliates will no longer be indefinitely reinvested. These changes in assertion required the recognition of a tax benefit of $1.7 million due to Section 986(c) currency losses. The provisional calculations related to the Tax Reform Act are now complete.

In addition, the Tax Reform Act established new tax provisions that affected the Company in 2019, including (1) eliminating the U.S. manufacturing deduction; (2) establishing new limitations on deductible interest expense and certain executive compensation; (3) creating the base erosion anti-abuse tax (“BEAT”); (4) creating a new provision designed to tax global intangible low-tax income (“GILTI”); (5) establishing a deduction for foreign-derived intangible income (“FDII”); and (6) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries. Regarding the new GILTI tax rules, the Company is allowed to make an accounting policy election to either (1) treat taxes due on future GILTI inclusions in U.S. taxable income as a current period expense when incurred or (2) reflect such portion of the future GILTI exclusions in U.S. taxable income that relate to existing basis differences in the Company’s measurement of deferred taxes. The Company has elected to treat taxes due to future GILTI inclusions in U.S. taxable income as a current period expense.

With respect to pre-October 31, 2016 undistributed foreign earnings, the Company is indefinitely reinvested as defined under ASC 740-30-25-1. For post-October 31, 2016 foreign earnings, the Company is not indefinitely reinvested. Accordingly, during 2017, the Company began recording a deferred tax liability with respect to post-October 31, 2016 foreign unremitted earnings, generally based on foreign jurisdiction withholding taxes. As disclosed above, Company no longer asserts that the unremitted earnings and profits of certain non-U.S. subsidiaries and affiliates is indefinitely reinvested and has recorded the appropriate U.S. federal and state impacts. Total deferred taxes accrued by the Company relative to undistributed earnings were $6.6 million and $8.4 million at October 31, 2019 and 2018, respectively. The decrease in the liability is primarily attributable to tax-deductible foreign currency losses that would be recognized on distributions of previously taxed earnings to the U.S.

The provision for income taxes consists of the following:

	Year Ended October 31,
(in millions)	2019	2018	2017
Current
Federal	$26.6	$74.0	$33.0
State and local	6.1	8.0	6.0
Non-U.S.	35.9	36.1	25.9
	68.6	118.1	64.9
Deferred
Federal	2.1	(45.2)	4.5
State and local	0.9	0.8	(2.0)
Non-U.S.	(0.9)	(0.4)	(0.2)
	2.1	(44.8)	2.3
	$70.7	$73.3	$67.2

The non-U.S. income before income tax expense was $132.1 million, $102.3 million and $85.2 million in 2019, 2018, and 2017, respectively. The U.S. income before income tax was $129.9 million, $197.5 million and $115.1 million in 2019, 2018, and 2017, respectively.
The following is a reconciliation of the provision for income taxes based on the federal statutory rate to the Company’s effective income tax rate:

	Year Ended October 31,
	2019	2018	2017
Federal statutory rate	21.00%	23.33%	35.00%
Impact of foreign tax rate differential	0.10%	(0.57)%	(9.86)%
State and local taxes, net of federal tax benefit	1.99%	2.38%	1.35%
Net impact of changes in valuation allowances	2.41%	5.65%	20.74%
Non-deductible write-off and impairment of goodwill and other intangible assets	0.29%	0.06%	(0.02)%
Unrecognized tax benefits	(0.76)%	3.41%	(2.00)%
Permanent book-tax differences	(0.87)%	(4.03)%	(15.71)%
Withholding taxes	2.43%	1.84%	1.88%
Tax Reform Act (1)	(0.19)%	(7.31)%	—%
Other items, net	0.58%	(0.33)%	2.20%
	26.98%	24.43%	33.58%

(1)Reflects the net impact of the change in deferred tax assets and liabilities and the estimated transition tax resulting from the Tax Reform Act.
The primary items which increased the Company’s effective income tax rate from the federal statutory rate in 2019 were state and local taxes, increases in valuation allowances, and withholding tax liabilities.

The primary items which increased the Company’s effective income tax rate from the federal statutory rate in 2018 were increases in valuation allowances and unrecognized tax benefits; offset primarily by the remeasurement of the domestic deferred tax liabilities, net of the transition tax liability due to the Tax Reform Act, and permanent book-tax differences.

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

The components of the Company’s deferred tax assets and liabilities as of October 31 for the years indicated were as follows:

(in millions)	2019	2018
Deferred Tax Assets
Net operating loss and other carryforwards	$206.9	$122.8
Foreign tax credits	21.5	20.7
Pension liabilities	24.1	12.2
Incentive liabilities	12.0	12.1
Workers compensation accruals	12.1	6.6
Inventories	6.7	4.9
State income taxes	9.4	4.5
Deferred compensation	2.3	2.2
Other	41.2	16.5
Total Deferred Tax Assets	336.2	202.5
Valuation allowance	(175.0)	(157.2)
Net Deferred Tax Assets	$161.2	$45.3

Deferred Tax Liabilities
Properties, plants and equipment	$152.7	$78.9
Timberland transactions	74.2	73.5
Goodwill and other intangible assets	207.5	49.2
Other	23.9	15.6
Total Deferred Tax Liabilities	458.3	217.2
Net Deferred Tax Liability	$297.1	$171.9

As of October 31, 2019 and 2018, the Company had deferred income tax benefits of $206.9 million and $122.8 million, respectively, from net operating loss carryforwards and interest expense limitation carryforwards. These carryforwards are composed of $49.4 million, $27.3 million, and $130.2 million in U.S. Federal, state, and non-U.S. jurisdictions, respectively. The Company has recorded valuation allowances of $142.3 million and $137.1 million against non-U.S. deferred tax assets as of October 31, 2019 and 2018 respectively. The Company has also recorded valuation allowances of $32.7 million and $20.1 million, as of October 31, 2019 and 2018, respectively, against U.S. deferred tax assets. The Company had net changes in valuation allowances in 2019 of $17.8 million.

As discussed in Note 2 - Acquisitions and Divestitures, the table above reflects a net deferred tax liability of $139.1 million related to the Caraustar Acquisition, as well as a net deferred tax liability of $5.8 million related to the Tholu Acquisition.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2019	2018	2017
Balance at November 1	$36.2	$26.8	$29.7
Increases in tax positions for prior years	5.1	7.8	2.1
Decreases in tax positions for prior years	(0.7)	(1.4)	(1.8)
Increases in tax positions for current years	4.3	8.0	6.7
Settlements with taxing authorities	(3.6)	—	(7.4)
Lapse in statute of limitations	(2.0)	(3.6)	(4.6)
Currency translation	(0.5)	(1.4)	2.1
Balance at October 31	$38.8	$36.2	$26.8

The 2019 net increase in unrecognized tax benefits is primarily related to increases in unrecognized tax benefits related to prior years and the current year, offset by decreases related to the settlement of prior years’ tax audits and lapse in statute of limitations. The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various non-U.S. jurisdictions and is subject to audit by various taxing authorities for 2012 through the current year. The Company has completed its U.S. federal tax audit for the tax years through 2013.
The October 31, 2019, 2018, 2017 balances include $34.1 million, $36.2 million and $26.8 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense net of tax, as applicable. As of October 31, 2019 and October 31, 2018, the Company had $6.3 million and $4.9 million, respectively, accrued for the payment of interest and penalties.
The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through October 31, 2019 under ASC 740. The Company’s estimate is based on lapses of the applicable statutes of limitations, settlements and payments of uncertain tax positions. The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from zero to $5.9 million. Actual results may differ materially from this estimate.
NOTE 12 – POST-RETIREMENT BENEFIT PLANS
Defined Benefit Pension Plans
The Company has certain non-contributory defined benefit pension plans for salaried and hourly employees in the United States, Canada, Germany, the Netherlands, South Africa and the United Kingdom. The Company uses a measurement date of October 31 for fair value purposes for its pension plans. The salaried employees plans’ benefits are based primarily on years of service and earnings. The hourly employees plans’ benefits are based primarily upon years of service, and certain benefit provisions are subject to collective bargaining. The Company contributes an amount that is not less than the minimum funding and not more than the maximum tax-deductible amount to these plans. Salaried employees in the United States who commence service on or after November 1, 2007 are not eligible to participate in the defined benefit pension plans, but are eligible to participate in a defined contribution retirement program. Salaried employees outside the U.S. also have various dates in which they are not eligible to participate in the defined benefit pension plans, but are eligible to participate in a defined contribution retirement program. The category “Other International” represents the noncontributory defined benefit pension plans in Canada and South Africa.
Pension plan contributions by the Company totaled $26.5 million during 2019, which consisted of $22.6 million of employer contributions and $3.9 million of benefits paid directly by the Company. Pension plan contributions, including benefits paid directly by the Company, totaled $85.5 million and $14.4 million during 2018 and 2017, respectively. Contributions, including benefits paid directly by the Company, during 2020 are expected to be approximately $27.7 million.
The following table presents the number of participants in the defined benefit plans:

October 31, 2019	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Active participants	2,455	2,351	41	—	63	—
Vested former employees and deferred members	5,236	4,643	86	366	97	44
Retirees and beneficiaries	6,462	5,074	258	662	414	54

October 31, 2018	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Active participants	1,332	1,214	47	—	71	—
Vested former employees and deferred members	1,433	790	85	419	95	44
Retirees and beneficiaries	2,389	942	253	699	441	54

The actuarial assumptions are used to measure the year-end benefit obligations as of October 31, 2019 and the pension costs for the year were as follows:

For the year ended October 31, 2019	Consolidated(1)	United States	Germany	United Kingdom	Netherlands	Other International
Discount rate	2.74%	3.27%	0.73%	1.76%	0.74%	3.98%
Expected return on plan assets	4.12%	5.10%	N/A	3.60%	1.51%	6.00%
Rate of compensation increase	2.85%	3.00%	2.75%	N/A	2.25%	N/A
For the year ended October 31, 2018	Consolidated(1)	United States	Germany	United Kingdom	Netherlands	Other International
Discount rate	3.48%	4.59%	1.80%	2.50%	1.64%	4.84%
Expected return on plan assets	4.53%	6.25%	N/A	3.60%	1.45%	5.69%
Rate of compensation increase	2.85%	3.00%	2.75%	N/A	2.25%	N/A
For the year ended October 31, 2017	Consolidated(1)	United States	Germany	United Kingdom	Netherlands	Other International
Discount rate	3.01%	3.79%	1.72%	2.37%	1.55%	4.46%
Expected return on plan assets	5.39%	6.25%	N/A	6.00%	1.20%	5.70%
Rate of compensation increase	2.87%	3.00%	2.75%	N/A	2.25%	N/A

(1)This column represents the weighted average of the regions.
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
Based on the Company's analysis of future expectations of asset performance, past return results, and its current and expected asset allocations, the Company has assumed a 4.12% long-term expected return on those assets for cost recognition in 2019. For the defined benefit pension plans, the Company applies its expected rate of return to a market-related value of assets, which stabilizes variability in the amounts to which the Company applies that expected return.
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
During the year ended October 31, 2017, in the United States, an annuity contract for approximately $49.2 million was purchased with defined benefit plan assets, and the pension obligation for certain retirees was irrevocably transferred from that plan to the annuity contract. Additionally, lump sum payments totaling $45.2 million were made from the defined benefit plan assets to certain participants who voluntarily agreed to such payments, representing the current fair value of the participant's respective pension benefit. The settlement items described above resulted in a decrease in the fair value of plan assets and the projected benefit obligation of $94.4 million and a non-cash pension settlement charge of $25.9 million of unrecognized net actuarial loss that was included in accumulated other comprehensive loss. Additionally, in the United Kingdom, lump sum payments totaling $7.3 million were made from the defined benefit plan assets to certain participants who voluntarily agreed to such payments, representing the current fair value of the participant's respective pension benefit. These lump sum payments resulted in a non-cash pension settlement charge of $1.2 million of unrecognized net actuarial loss that was included in accumulated other comprehensive loss. Finally, $1.8 million of projected benefit obligation for certain retirees in Germany was irrevocably transferred to a third-party buyer through the sale of a business resulting in $0.7 million of unrecognized net actuarial loss that was included in accumulated other comprehensive loss that was recognized as a loss on sale of business.

Benefit Obligations
The components of net periodic pension cost include the following:

For the year ended October 31, 2019	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Service cost	$14.1	$12.7	$0.3	$0.5	$0.5	$0.1
Interest cost	31.0	25.4	0.5	3.9	0.9	0.3
Expected return on plan assets	(38.8)	(30.5)	—	(6.2)	(1.3)	(0.8)
Amortization of prior service (cost) benefit	(0.1)	(0.1)	—	0.1	(0.1)	—
Recognized net actuarial loss	7.1	5.0	0.9	1.2	—	—
Net periodic pension (benefit) cost	$13.3	$12.5	$1.7	$(0.5)	$—	$(0.4)
For the year ended October 31, 2018	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Service cost	$12.3	$10.8	$0.4	$0.5	$0.5	$0.1
Interest cost	18.9	13.2	0.5	4.0	0.9	0.3
Expected return on plan assets	(25.5)	(16.8)	—	(6.5)	(1.4)	(0.8)
Amortization of prior service cost	(0.2)	(0.1)	—	—	(0.1)	—
Recognized net actuarial loss	11.0	8.1	1.1	1.7	—	0.1
Other Adjustments	2.8	—	—	2.8	—	—
Special Events
Settlement	1.3	—	—	1.3	—	—
Net periodic pension (benefit) cost	$20.6	$15.2	$2.0	$3.8	$(0.1)	$(0.3)

For the year ended October 31, 2017	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Service cost	$13.3	$11.8	$0.5	$0.5	$0.4	$0.1
Interest cost	18.2	12.9	0.5	3.8	0.7	0.3
Expected return on plan assets	(27.7)	(15.6)	—	(10.2)	(1.2)	(0.7)
Amortization of prior service cost	(0.1)	—	—	—	(0.1)	—
Recognized net actuarial loss	10.9	8.1	1.3	1.5	—	—
Special Events
Settlement*	27.8	$25.9	$0.7	$1.2	$—	$—
Net periodic pension (benefit) cost	$42.4	$43.1	$3.0	$(3.2)	$(0.2)	$(0.3)
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

The following table sets forth the plans’ change in projected benefit obligation:

For the year ended October 31, 2019	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$662.4	$351.9	$38.1	$176.3	$85.4	$10.7
Service cost	14.1	12.7	0.3	0.5	0.5	0.1
Interest cost	31.0	25.4	0.5	3.9	0.9	0.3
Plan participant contributions	0.2	—	—	—	0.2	—
Expenses paid from assets	(5.9)	(5.1)	—	(0.7)	—	(0.1)
Actuarial loss	131.0	105.5	7.4	6.0	11.0	1.1
Foreign currency effect	(1.8)	—	(0.9)	1.1	(1.9)	(0.1)
Benefits paid	(61.6)	(48.7)	(1.3)	(6.3)	(4.8)	(0.5)
Acquisitions	389.3	389.3	—	—	—	—
Benefit obligation at end of year	$1,158.7	$831.0	$44.1	$180.8	$91.3	$11.5
For the year ended October 31, 2018	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$717.8	$387.6	$39.9	$186.9	$91.8	$11.6
Service cost	12.3	10.8	0.4	0.5	0.5	0.1
Interest cost	18.9	13.2	0.5	4.0	0.9	0.3
Plan participant contributions	0.2	—	—	—	0.2	—
Expenses paid from assets	(1.7)	(1.0)	—	(0.6)	—	(0.1)
Plan Amendments	3.3	—	—	3.5	(0.2)	—
Actuarial gain	(39.1)	(33.5)	(0.5)	(3.9)	(0.9)	(0.3)
Foreign currency effect	(7.1)	—	(0.8)	(4.3)	(1.7)	(0.3)
Benefits paid	(42.2)	(25.2)	(1.4)	(9.8)	(5.2)	(0.6)
Benefit obligation at end of year	$662.4	$351.9	$38.1	$176.3	$85.4	$10.7

The following tables set forth the PBO, ABO, plan assets and instances where the ABO exceeds the plan assets for the respective years:

Actuarial value of benefit obligations
(in millions)	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
October 31, 2019
Projected benefit obligation	$1,158.7	$831.0	$44.1	$180.8	$91.3	$11.5
Accumulated benefit obligation	1,131.3	806.8	42.6	180.8	89.6	11.5
Plan assets	1,017.0	698.7	—	209.8	94.5	14.0
October 31, 2018
Projected benefit obligation	$662.4	$351.9	$38.1	$176.3	$85.4	$10.7
Accumulated benefit obligation	638.9	330.4	37.2	176.3	84.3	10.7
Plan assets	594.8	311.9	—	178.7	90.6	13.6
Plans with ABO in excess of Plan assets
October 31, 2019
Accumulated benefit obligation	$860.9	$806.8	$42.6	$—	$—	$11.5
Plan assets	709.7	698.9	—	—	—	10.8
October 31, 2018
Accumulated benefit obligation	$171.1	$28.8	$37.2	$104.6	$—	$0.5
Plan assets	94.7	—	—	94.2	—	0.5

Future benefit payments for the Company's global plans, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five years thereafter, are as follows:

(in millions)	Expected Benefit Payments
Year(s)
2020	$59.7
2021	60.2
2022	62.0
2023	65.6
2024	67.2
2025-2029	323.6

Plan assets
The plans’ assets consist of U.S. and non-U.S. equity securities, government and corporate bonds, cash, insurance annuity mutual funds and not more than the allowable number of shares of the Company’s common stock. The plans' assets include shares of the Company's common stock in the amount of 175,320 Class A shares and 111,270 Class B shares at October 31, 2019 and 247,504 Class A shares and 160,710 Class B shares at October 31, 2018.
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

The Company’s weighted average asset allocations at the measurement date and the target asset allocations by category are as follows:

Asset Category	2020 Target	2019 Target	2019 Actual
Equity securities	29%	15%	31%
Debt securities	55%	63%	51%
Other	16%	22%	18%
Total	100%	100%	100%

The fair value of the pension plans’ investments is presented below. The inputs and valuation techniques used to measure the fair value of the assets are consistently applied and described in Note 9.

For the year ended October 31, 2019	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Change in plan assets:
Fair value of plan assets at beginning of year	$594.8	$311.9	$—	$178.7	$90.6	$13.6
Actual return on plan assets	140.1	93.4	—	35.2	10.7	0.8
Expenses paid	(5.9)	(5.1)	—	(0.7)	—	(0.1)
Plan participant contributions	0.2	—	—	—	0.2	—
Foreign currency impact	(0.7)	—	—	1.3	(2.1)	0.1
Employer contributions	22.7	21.0	—	1.6	—	0.1
Benefits paid out of plan	(57.8)	(46.1)	—	(6.3)	(4.9)	(0.5)
Acquisitions	323.6	323.6	—	—	—	—
Fair value of plan assets at end of year	$1,017.0	$698.7	$—	$209.8	$94.5	$14.0
For the year ended October 31, 2018	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Change in plan assets:
Fair value of plan assets at beginning of year	$568.6	$268.6	$—	$188.9	$97.5	$13.6
Actual return on plan assets	(8.7)	(12.9)	—	3.2	(0.1)	1.1
Expenses paid	(1.7)	(1.0)	—	(0.6)	—	(0.1)
Plan participant contributions	0.2	—	—	—	0.2	—
Foreign currency impact	(6.9)	—	—	(4.6)	(1.8)	(0.5)
Employer contributions	81.7	80.0	—	1.6	—	0.1
Benefits paid out of plan	(38.4)	(22.8)	—	(9.8)	(5.2)	(0.6)
Fair value of plan assets at end of year	$594.8	$311.9	$—	$178.7	$90.6	$13.6

The following table presents the fair value measurements for the pension assets:

As of October 31, 2019 (in millions)	Fair Value Measurement
Asset Category	Level 1	Level 2	Level 3	Total
Mutual funds	$25.6	$137.4	$—	$163.0
Common stock	27.6	—	—	27.6
Cash	6.5	—	—	6.5
Corporate bonds	—	134.8	—	134.8
Government bonds	—	39.8	—	39.8
Other assets	—	0.2	—	0.2
Total Assets in the Fair Value Hierarchy	$59.7	$312.2	$—	$371.9
Investments Measured at Net Asset Value
Mutual funds				358.5
Insurance contracts				130.2
Common stock funds				81.5
Corporate bond funds				70.8
Government bond funds				4.1
Investments at Fair Value	$59.7	$312.2	$—	$1,017.0

As of October 31, 2018 (in millions)	Fair Value Measurement
Asset Category	Level 1	Level 2	Level 3	Total
Mutual funds	$63.0	$140.7	$—	$203.7
Common stock	35.9	—	—	35.9
Cash	1.9	—	—	1.9
Corporate bonds	—	26.1	—	26.1
Government bonds	—	17.8	—	17.8
Other assets	—	0.8	—	0.8
Total Assets in the Fair Value Hierarchy	$100.8	$185.4	$—	$286.2
Investments Measured at Net Asset Value
Mutual funds				44.6
Insurance contracts				124.0
Common stock funds				42.7
Corporate bond funds				97.3
Investments at Fair Value	$100.8	$185.4	$—	$594.8

Financial statement presentation including other comprehensive income:

As of October 31, 2019	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Unrecognized net actuarial loss	$171.8	$120.5	$19.2	$25.3	$3.1	$3.7
Unrecognized prior service cost (credit)	0.8	(1.0)	—	3.3	(1.5)	—
Accumulated other comprehensive loss (gain) - Pre-tax	$172.6	$119.5	$19.2	$28.6	$1.6	$3.7
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$35.4	$—	$—	$29.0	$3.2	$3.2
Accrued benefit liability	(177.0)	(132.2)	(44.1)	—	—	(0.7)
Accumulated other comprehensive loss	172.6	119.5	19.2	28.6	1.6	3.7
Net amount recognized	$31.0	$(12.7)	$(24.9)	$57.6	$4.8	$6.2
As of October 31, 2018	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Unrecognized net actuarial loss	$149.7	$82.9	$13.1	$49.5	$1.5	$2.7
Unrecognized prior service cost (credit)	0.7	(1.1)	—	3.5	(1.7)	—
Accumulated other comprehensive loss (gain) - Pre-tax	$150.4	$81.8	$13.1	$53.0	$(0.2)	$2.7
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$10.4	$—	$—	$2.3	$5.0	$3.1
Accrued benefit liability	(78.0)	(39.9)	(38.1)	—	—	—
Accumulated other comprehensive loss (gain)	150.4	81.8	13.1	53.0	(0.2)	2.7
Net amount recognized	$82.8	$41.9	$(25.0)	$55.3	$4.8	$5.8

(in millions)	October 31, 2019	October 31, 2018
Accumulated other comprehensive loss at beginning of year	$150.4	$168.1
Increase or (decrease) in accumulated other comprehensive loss
Net prior service benefit amortized	0.1	0.2
Net loss amortized	(7.1)	(11.0)
Loss recognized due to settlement	—	(1.4)
Prior service credit	—	3.3
Liability loss (gain)	131.0	(39.2)
Asset (gain) loss	(101.3)	34.6
Other adjustments	—	(2.7)
Increase (decrease) in accumulated other comprehensive loss	$22.7	$(16.2)
Foreign currency impact	(0.5)	(1.5)
Accumulated other comprehensive loss at year end	$172.6	$150.4

In 2020, the Company expects to record an amortization gain of $0.2 million of prior service credits from shareholders’ equity into pension costs.
Supplemental Employee Retirement Plan

The Company has a supplemental employee retirement plan which is an unfunded plan providing supplementary retirement benefits primarily to certain executives and longer-service employees. The present benefit obligation of the supplemental employee retirement plan is included in the United States defined benefit pension plans above.
Defined contribution plans
The Company has several voluntary 401(k) savings plans that cover eligible employees. For certain plans, the Company matches a percentage of each employee’s contribution up to a maximum percentage of base salary. Company contributions to the 401(k) plans were $21.8 million in 2019, $9.4 million in 2018 and $8.3 million in 2017.
Post-retirement Health Care and Life Insurance Benefits
The Company has certain post-retirement unfunded health and life insurance benefit plans in the United States and South Africa. The Company uses a measurement date of October 31 for its post-retirement benefit plans.
Benefits paid directly by the Company totaled $0.9 million, $1.0 million and $0.8 million for the years ending 2019, 2018 and 2017 respectively. Benefits paid directly by the Company during 2020 are expected to be approximately $1.3 million.
The following table presents the number of participants in the post-retirement health and life insurance benefit plan:

October 31, 2019	Consolidated	United States	South Africa
Active participants	9	3	6
Retirees and beneficiaries	1,065	986	79

October 31, 2018	Consolidated	United States	South Africa
Active participants	12	5	7
Retirees and beneficiaries	625	542	83

The discount rate actuarial assumptions at October 31 used to measure the year-end benefit obligations and the pension costs for the subsequent year were as follows:

For the year ended:	Consolidated	United States	South Africa
October 31, 2019	3.52%	2.95%	9.20%
October 31, 2018	5.02%	4.39%	10.10%

The components of net periodic income for the post-retirement benefits include the following:

	Year Ended October 31,
(in millions)	2019	2018	2017
Interest cost	$0.5	$0.5	$0.5
Amortization of prior service benefit	(1.3)	(1.4)	(1.4)
Recognized net actuarial gain	(0.3)	(0.2)	(0.2)
Net periodic income	$(1.1)	$(1.1)	$(1.1)

The following table sets forth the plans’ change in benefit obligation:

(in millions)	October 31, 2019	October 31, 2018
Benefit obligation at beginning of year	$10.7	$12.6
Interest cost	0.5	0.5
Actuarial loss (gain)	0.5	(1.4)
Benefits paid	(1.0)	(1.0)
Acquisition	1.5	—
Benefit obligation at end of year	$12.2	$10.7

Financial statement presentation included other comprehensive income:

(in millions)	October 31, 2019	October 31, 2018
Unrecognized net actuarial gain	$(2.8)	$(3.6)
Unrecognized prior service credit	(0.4)	(1.6)
Accumulated other comprehensive income	$(3.2)	$(5.2)

The accumulated post-retirement health and life insurance benefit obligation and fair value of plan assets for the consolidated plans were $12.2 million and zero, respectively, as of October 31, 2019 compared to $10.7 million and zero, respectively, as of October 31, 2018.
The healthcare cost trend rates on gross eligible charges are as follows:

Medical
Current trend rate	6.3%
Ultimate trend rate	4.7%
Year ultimate trend rate reached (South Africa)	2020
Year ultimate trend rate reached (US)	2026

A one-percentage point change in assumed health care cost trend rates would have the following effects:

(in millions)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$—	$—
Effect on post-retirement benefit obligation	0.2	(0.2)

Future benefit payments, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five years thereafter, are expected to be as follows:

(in millions)	Expected Benefit Payments
Year(s)
2020	$1.3
2021	1.3
2022	1.2
2023	1.1
2024	1.0
2025-2029	4.2

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

The Company is currently involved in legal proceedings outside of the United States related to various wrongful termination lawsuits filed by former employees and benefit claims filed by some existing employees of the Company's Flexible Products & Services segment. The lawsuits include claims for severance for employment periods prior to the Company’s ownership in the business. As of October 31, 2019 and October 31, 2018, the estimated liability recorded related to these matters were $0.6 million and $2.0 million, respectively. The estimated liability has been determined based on the number of active cases and the settlements and rulings on previous cases. It is reasonably possible the estimated liability could increase if additional cases are filed or adverse rulings are made.

Since 2017, three reconditioning facilities in the Milwaukee, Wisconsin area that are owned by Container Life Cycle Management LLC ("CLCM"), the Company’s U.S. reconditioning joint venture company, have been subject to investigations conducted by federal, state and local governmental agencies concerning, among other matters, potential violations of environmental laws and regulations. As a result of these investigations, the United States Environmental Protection Agency (“U.S. EPA”) and the Wisconsin Department of Natural Resources (“WDNR”) have issued notices of violations to the Company and CLCM regarding violations of certain federal and state environmental laws and regulations. The remedies being sought in these proceedings include compliance with the applicable environmental laws and regulations as being interpreted by the U.S. EPA and WDNR and monetary sanctions. The Company has cooperated with the governmental agencies in these investigations and proceedings. As of December 17, 2019, no material citations have been issued or material fines assessed with respect to any violation of environmental laws and regulations. Since these proceedings are in their investigative stage, the Company is unable to predict the outcome of these proceedings or estimate a range of reasonable possible monetary sanctions or costs associated with any remedial actions that may be required or requested by the U.S. EPA or WDNR.

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

On June 30, 2018, Occidental Chemical Corporation (“OCC”) filed litigation in the U.S. District Court for the District of New Jersey styled Occidental Chemical Corp. v. 21st Century Fox America, Inc., et al., Civil Action No. 2:18-CV-11273 (D.N.J.), that names Newark and approximately 119 other parties as defendants. OCC’s Complaint alleges claims under CERCLA against all defendants for cost recovery, contribution, and declaratory judgment for costs OCC allegedly has incurred and will incur at the Diamond Alkali Superfund Site. The litigation is in its early stages, and the Company intends to vigorously defend itself in this litigation.

The Company has completed its initial assessment of these matters as part of our purchase price allocation. As of October 31, 2019, the Company has accrued $11.2 million for LPRSA and the Diamond Alkali Superfund Site. It is possible that, once the Company finalizes its purchase price allocation, it could record a material adjustment to this environmental reserve related to the acquisition. Further, it is possible that there could be resolution of uncertainties in the future that would require the Company to record charges, which could be material to future earnings.

As of October 31, 2019 and October 31, 2018, the Company's environmental reserves were $18.7 million and $6.8 million, respectively. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability.

Aside from the Diamond Alkali Superfund Site, other environmental reserves of the Company as of October 31, 2019 and October 31, 2018 included $3.3 million and $3.7 million, respectively, for various European drum facilities acquired from Blagden and Van Leer; $0.1 million and $0.2 million, respectively, for its various container life cycle management and recycling facilities acquired in 2011 and 2010; $0.3 million and $0.9 million, respectively, for remediation of sites no longer owned by the Company; $2.0 million and $1.0 million, respectively, for landfill closure obligations in the Company's Paper Packaging & Services segment; and $1.8 million and $1.0 million, respectively, for various other facilities around the world.

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

NOTE 14 – EARNINGS PER SHARE
The Company has two classes of common stock and, as such, applies the “two-class method” of computing earnings per share (“EPS”) as prescribed in ASC 260, “Earnings Per Share.” In accordance with this guidance, earnings are allocated in the same fashion as dividends would be distributed. Under the Company’s articles of incorporation, any distribution of dividends in any year must be made in proportion of one cent a share for Class A Common Stock to one and one-half cents a share for Class B Common Stock, which results in a 40% to 60% split to Class A and B shareholders, respectively. In accordance with this, earnings are allocated first to Class A and Class B Common Stock to the extent that dividends are actually paid, and the remainder is allocated assuming all of the earnings for the period have been distributed in the form of dividends.
The Company calculates EPS as follows:

Basic	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
Class A EPS		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding
Diluted	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
Class A EPS		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding
Basic	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
Class B EPS		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding

* Diluted Class B EPS calculation is identical to Basic Class B calculation

The following table provides EPS information for each period, respectively:

	Year Ended October 31,
(in millions, except per share data)	2019	2018	2017
Numerator
Numerator for basic and diluted EPS –
Net income attributable to Greif	$171.0	$209.4	$118.6
Cash dividends	104.0	100.0	98.6
Undistributed net income (loss) attributable to Greif, Inc.	$67.0	$109.4	$20.0
Denominator
Denominator for basic EPS –
Class A common stock	26.2	25.9	25.8
Class B common stock	22.0	22.0	22.0
Denominator for diluted EPS –
Class A common stock	26.2	26.0	25.8
Class B common stock	22.0	22.0	22.0
EPS Basic
Class A common stock	$2.89	$3.56	$2.02
Class B common stock	$4.33	$5.33	$3.02
EPS Diluted
Class A common stock	$2.89	$3.55	$2.02
Class B common stock	$4.33	$5.33	$3.02

The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.
Common Stock Repurchases
The Board of Directors has authorized the Company to repurchase shares of the Company's Class A Common Stock or Class B Common Stock or any combination of the foregoing. As of October 31, 2019 and 2018, the remaining amount of shares that may be repurchased under this authorization were 4,703,487 and 4,703,487, respectively. There were no shares repurchased under this program from November 1, 2017 through October 31, 2019.

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
October 31, 2019:
Class A common stock	128,000,000	42,281,920	26,257,943	16,023,977
Class B common stock	69,120,000	34,560,000	22,007,725	12,552,275
October 31, 2018:
Class A common stock	128,000,000	42,281,920	25,941,279	16,340,641
Class B common stock	69,120,000	34,560,000	22,007,725	12,552,275

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Year Ended October 31,
	2019	2018	2017
Class A Common Stock:
Basic shares	26,189,445	25,915,887	25,820,470
Assumed conversion of stock options and unvested shares	25,666	49,969	2,470
Diluted shares	26,215,111	25,965,856	25,822,940
Class B Common Stock:
Basic and diluted shares	22,007,725	22,007,725	22,009,193

No stock options were antidilutive for the years ended October 31, 2019, 2018, or 2017.
NOTE 15 – LEASES
The table below contains information related to the Company’s rent expense:

	Year Ended October 31,
(in millions)	2019	2018	2017
Rent Expense	$86.2	$47.1	$41.0

The following table provides the Company’s minimum rent commitments under operating leases in the next five years and the remaining years thereafter:

(in millions)	Operating Leases	Capital Leases
Year(s):
2020	$64.8	$1.8
2021	57.0	1.6
2022	48.7	1.3
2023	40.1	1.0
2024	31.6	0.6
Thereafter	117.5	0.3
Total	$359.7	$6.6

Minimum rent commitments under capital leases in 2020 and thereafter are attributable to addition of capital leases through the Caraustar Acquisition.

NOTE 16 – BUSINESS SEGMENT INFORMATION
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
Operations in the Paper Packaging & Services segment involve the production and sale of containerboard, corrugated sheets, corrugated containers and other corrugated and specialty products to customers in North America in industries such as packaging, automotive, food and building products. The Company’s corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, automotive components, books and furniture, as well as numerous other applications. The Company also produces and sells coated and uncoated recycled paperboard, along with tubes and cores and a diverse mix of specialty products to customers in North America. In addition, the segment is involved in purchase and sale of recycled fiber.
On February 11, 2019, the Company completed the Caraustar Acquisition. Caraustar produces coated and uncoated recycled paperboard, which is used in a variety of applications that include industrial products (tubes and cores, construction products, protective packaging, and adhesives) and consumer packaging products (folding cartons, set-up boxes, and packaging services that complement the Company's Paper Packaging & Services specialty portfolio. The results of Caraustar are recorded within the Paper Packaging & Services segment while the Company evaluates the impact of the Caraustar Acquisition on its reportable business segments.
Operations in the Flexible Products & Services segment involve the production and sale of flexible intermediate bulk containers and related services on a global basis. The Company’s flexible intermediate bulk containers are constructed from a polypropylene-based woven fabric that is produced at its production sites, as well as sourced from strategic regional suppliers. Flexible products are sold to customers and in market segments similar to those of the Company’s Rigid Industrial Packaging & Services segment. The Company’s flexible products are sold to customers in industries such as agricultural, construction and food industries.
Operations in the Land Management segment involve the management and sale of timber and special use properties from approximately 251,000 acres of timber properties in the southeastern United States. Land Management’s operations focus on the active harvesting and regeneration of its timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions. The Company also sells, from time to time, timberland and special use properties, which consists of surplus properties, HBU properties, and development properties.
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
The following tables present net sales disaggregated by geographic area for each reportable segment for the year ended October 31, 2019:

	Year Ended October 31, 2019
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Rigid Industrial Packaging & Services	$906.3	$1,118.0	$466.3	$2,490.6
Paper Packaging & Services	1,758.8	—	21.2	1,780.0
Flexible Products & Services	35.7	232.4	29.4	297.5
Land Management	26.9	—	—	26.9
Total net sales	$2,727.7	$1,350.4	$516.9	$4,595.0

The following tables present net sales disaggregated by geographic area for each reportable segment for the year ended October 31, 2018:

	Year Ended October 31, 2018
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Rigid Industrial Packaging & Services	$960.5	$1,147.7	$515.4	$2,623.6
Paper Packaging & Services	898.5	—	—	898.5
Flexible Products & Services	34.0	263.2	27.0	324.2
Land Management	27.5	—	—	27.5
Total net sales	$1,920.5	$1,410.9	$542.4	$3,873.8

The following segment information is presented for each of the three years in the period ended October 31:

(in millions)	2019	2018	2017
Operating profit (loss):
Rigid Industrial Packaging & Services	179.6	183.2	190.1
Paper Packaging & Services	184.3	158.3	93.5
Flexible Products & Services	25.3	19.4	5.8
Land Management	9.9	9.6	10.1
Total operating profit	$399.1	$370.5	$299.5

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$76.3	$81.2	$77.0
Paper Packaging & Services	119.3	34.2	31.9
Flexible Products & Services	6.2	6.9	7.0
Land Management	4.3	4.6	4.6
Total depreciation, depletion and amortization expense	$206.1	$126.9	$120.5

Capital expenditures:
Rigid Industrial Packaging & Services	$53.6	$76.8	$57.6
Paper Packaging & Services	81.2	39.2	23.2
Flexible Products & Services	4.8	3.7	2.6
Land Management	0.2	0.4	0.5
Total segment	139.8	120.1	83.9
Corporate and other	17.1	19.0	16.2
Total capital expenditures	$156.9	$139.1	$100.1

Assets:
Rigid Industrial Packaging & Services	$2,006.3	$1,963.0	$1,976.7
Paper Packaging & Services	2,686.3	474.3	459.8
Flexible Products & Services	148.2	153.9	163.2
Land Management	348.7	347.2	345.4
Total segment	5,189.5	2,938.4	2,945.1
Corporate and other	237.2	256.4	287.2
Total assets	$5,426.7	$3,194.8	$3,232.3

The following table presents properties, plants and equipment, net by geographic region:

(in millions)	October 31, 2019	October 31, 2018
Properties, plants and equipment, net:
United States	$1,295.8	$796.3
Europe, Middle East, and Africa	277.1	276.9
Asia Pacific and other Americas	117.4	118.7
Total properties, plants and equipment, net	$1,690.3	$1,191.9

NOTE 17 – COMPREHENSIVE INCOME (LOSS)
The following table provides the roll forward of accumulated other comprehensive loss for the year ended October 31, 2019:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
Balance as of October 31, 2018	$(292.8)	$13.4	$(97.7)	$(377.1)
Other Comprehensive Loss	(5.2)	(26.1)	(25.3)	(56.6)
Balance as of October 31, 2019	$(298.0)	$(12.7)	$(123.0)	$(433.7)
The following table provides the roll forward of accumulated other comprehensive loss for the year ended October 31, 2018:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
Balance as of October 31, 2017	$(249.3)	$5.1	$(114.0)	$(358.2)
Other Comprehensive Income (Loss)	(43.5)	8.3	16.3	(18.9)
Balance as of October 31, 2018	$(292.8)	$13.4	$(97.7)	$(377.1)

The components of accumulated other comprehensive income above are presented net of tax, as applicable.

NOTE 18 – QUARTERLY FINANCIAL DATA (UNAUDITED)
The quarterly results of operations for 2019 and 2018 are shown below:

	2019
(in millions, except per share amounts)	January 31,	April 30,	July 31,	October 31,
Net sales	$897.0	$1,213.3	$1,252.6	$1,232.1
Gross profit	$172.8	$248.7	$279.4	$259.0
Net income(1)	$35.8	$21.1	$67.5	$69.8
Net income attributable to Greif, Inc.(1)	$29.7	$13.6	$62.7	$65.0
Earnings per share
Basic:
Class A Common Stock	$0.51	$0.23	$1.06	$1.09
Class B Common Stock	$0.75	$0.34	$1.59	$1.65
Diluted:
Class A Common Stock	$0.51	$0.23	$1.06	$1.09
Class B Common Stock	$0.75	$0.34	$1.59	$1.65
Earnings per share were calculated using the following number of shares:
Basic:
Class A Common Stock	25,991,433	26,250,460	26,257,943	26,257,943
Class B Common Stock	22,007,725	22,007,725	22,007,725	22,007,725
Diluted:
Class A Common Stock	25,991,433	26,255,112	26,257,943	26,360,148
Class B Common Stock	22,007,725	22,007,725	22,007,725	22,007,725
Market price (Class A Common Stock):
High	$49.28	$41.49	$39.15	$40.59
Low	$31.22	$37.10	$30.74	$30.05
Close	$37.67	$38.59	$34.57	$39.17
Market price (Class B Common Stock):
High	$50.55	$48.57	$47.69	$48.76
Low	$36.87	$42.48	$41.10	$37.96
Close	$43.18	$47.23	$42.39	$47.03
(1) The Company recorded the following significant transactions during the fourth quarter of 2019: (i) acquisition-related costs of $7.5 million; (ii) restructuring charges of $5.8 million; (iii) non-cash asset impairment charges of $5.7 million; (v) gain on disposals of properties, plants, equipment, net of $(6.8) million; and (vi) loss on disposals of businesses, net of $0.7 million. See the Company's Form 10-Q filings with the SEC for prior quarter significant transactions or trends.

	2018
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
(1)The Company recorded the following significant transactions during the fourth quarter of 2018: (i) restructuring charges of $4.8 million; (ii) non-cash asset impairment charges of $4.2 million; (iii) pension settlement charges of $0.9 million; (iv) loss on disposals of properties, plants, equipment, net of $1.9 million; and (v) gain on disposals of businesses, net of ($0.9) million. See the Company's Form 10-Q filings with the SEC for prior quarter significant transactions or trends.
Shares of the Company’s Class A Common Stock and Class B Common Stock are listed on the New York Stock Exchange where the symbols are GEF and GEF.B, respectively.
As of December 13, 2019, there were 386 stockholders of record of the Class A Common Stock and 75 stockholders of record of the Class B Common Stock.
NOTE 19 – REDEEMABLE NONCONTROLLING INTERESTS
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

The following table provides a rollforward of the mandatorily redeemable noncontrolling interest for the years ended October 31, 2018 and 2019:

(in millions)	Mandatorily Redeemable Noncontrolling Interest
Balance as of October 31, 2017	$9.2
Current period mark to redemption value	(0.6)
Balance as of October 31, 2018	8.6
Current period mark to redemption value	(0.2)
Balance as of October 31, 2019	$8.4

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
On November 15, 2018, one of the noncontrolling interest owners related to one of the Paper Packaging & Services joint ventures exercised their put option for all of their ownership interests. As of October 31, 2019, the Company made a payment for approximately $10.1 million to the noncontrolling interest owner. The Company also entered into a Stock Purchase Agreement with another noncontrolling interest owner related to the same Paper Packaging & Services joint venture, pursuant to which the owner received a $1.8 million payment for certain of its equity.
Redeemable noncontrolling interests are reflected in the consolidated balance sheets at redemption value. The following table provides the rollforward of the redeemable noncontrolling interest for the years ended October 31, 2018 and 2019:

(in millions)	Redeemable Noncontrolling Interest
Balance as of October 31, 2017	$31.5
Current period mark to redemption value	(0.5)
Redeemable noncontrolling interest share of income and other	3.7
Dividends to redeemable noncontrolling interest and other	0.8
Balance as of October 31, 2018	35.5
Current period mark to redemption value	(4.9)
Repurchase of redeemable shareholder interest	(11.9)
Redeemable noncontrolling interest share of income and other	2.3
Dividends to redeemable noncontrolling interest and other	0.3
Balance as of October 31, 2019	$21.3

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Greif, Inc. and subsidiary companies

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Greif, Inc. and subsidiary companies (the “Company”) as of October 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 18, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisitions-Caraustar-Customer Relationship Intangibles and Properties, Plants, and Equipment - Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

The Company completed the acquisition of Caraustar Industries, Inc. and its subsidiaries (“Caraustar”) on February 11, 2019 for cash consideration of approximately $1,834.9 million. The Company accounted for this transaction under the acquisition method of accounting for business combinations. Under this approach, the Company allocated the fair value of purchase consideration transferred to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition, including customer relationship intangibles of approximately $708.0 million and properties, plants, and equipment of approximately $508.9 million. The fair values assigned are based on estimates and assumptions determined by management with the assistance of third party specialists.

Management estimated the fair value of the customer relationship intangibles based on estimates and judgments regarding expectations for the future after-tax cash flows arising from the revenue of the customer relationships that existed on the acquisition date over their estimated lives, including the probability of expected future contract renewals and revenue, less a contributory asset charge, all of which is discounted to present value. The method for determining the fair value for the properties, plants, and equipment depended on the type of asset and involved management making significant estimates related to assumptions.

We identified the valuation of the customer relationship intangibles and properties, plants, and equipment for Caraustar as a critical audit matter because of the significant estimates and assumptions management made to estimate the fair values of these assets for purposes of the preliminary purchase price allocation. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s valuation models and assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing the valuation models and assumptions for the customer relationship intangibles and properties, plants, and equipment included the following, among others:
Customer Relationship Intangibles

•
We tested the effectiveness of controls over the valuation of the customer relationship intangibles, including management’s controls over forecasts of future after-tax cash flows and selection of the discount rate.

•	We evaluated the reasonableness of management’s forecasts of future after-tax cash flows by comparing the projections to Caraustar’s historical results and peer company historical results.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and the following significant valuation assumptions:

◦	Long-term revenue growth rate through industry and macro-economic benchmarking

◦	Probability of expected future revenues by evaluating historical customer attrition rates and the competitive landscape in the industry

◦	Contributory asset charge by analyzing the application of the asset charges, including the required rate of return and estimated fair value of each contributory asset

◦	Discount rate by developing a range of independent estimates and compared those to the amounts selected by management.
Properties, Plants, and Equipment

•	We tested the effectiveness of controls over the valuation of the properties, plants, and equipment, including management’s controls over significant assumptions.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and the following significant valuation assumptions:

◦	Replacement costs by comparing cost estimates to industry data for individual assets

◦	Cost indices by comparing these factors to published indices commonly used by appraisers of properties, plants, and equipment

◦	Depreciation factors through analyzing the age/life method applied in comparison to published physical deterioration curves

◦	Obsolescence factors applied based on generally accepted valuation practices.

Goodwill-Rigid Industrial Packaging & Services Asia Pacific Reporting Unit - Refer to Note 5 to the Financial Statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves comparing the carrying value of each reporting unit to the estimated fair value of the reporting unit. The Company’s determinations of estimated fair value of the reporting units are based on both the market approach and a discounted cash flow analysis utilizing the income approach. The determination of the estimated fair value using the market approach and the discounted cash flow model requires management to make significant estimates and assumptions related to the valuation of the reporting unit. Changes in these assumptions could have a significant impact on either the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. The Company’s consolidated goodwill balance was

$1.5 billion as of October 31, 2019, of which $88.6 million was allocated to the Rigid Industrial Packaging & Services-Asia Pacific (“RIPS APAC”) reporting unit, which is the reporting unit that exhibits significant sensitivity to changes in estimates and assumptions given the limited cushion between the carrying value and estimated fair value. The estimated fair value of the RIPS APAC reporting unit exceeded its carrying value by 32% as of the measurement date of August 1, 2019 and, therefore, no impairment was recognized.
We identified the valuation of goodwill for RIPS APAC as a critical audit matter because of the significant estimates and assumptions management made to estimate its fair value and the highly sensitive nature of RIPS APAC’s operations to changes in demand. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing the valuation of the RIPS APAC reporting unit focused on the following key assumptions: valuation multiples, revenue growth rates, and the selection of the discount rate, and included the following, among others:

•
We tested the effectiveness of internal controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the RIPS APAC reporting unit, such as controls related to management’s selection of the valuation multiple, revenue growth rates, and discount rate

•	We performed a sensitivity analysis of the revenue growth rates, which included the impact of the revenue growth rates on cash flows

•
We evaluated the reasonableness of management’s revenue growth rates used in the discounted cash flow model by comparing the revenues to historical amounts, historical macroeconomic benchmarking, and future forecasted macro-economic benchmarking

•
With the assistance of our fair value specialists, we evaluated the reasonableness of (1) the valuation methodology, (2) the long-term revenue growth rate through macroeconomic benchmarking, and (3) the discount rate and valuation multiple by developing a range of independent estimates and comparing those to the amounts selected by management.

/s/ Deloitte & Touche LLP

Columbus, Ohio
December 18, 2019

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
Disclosure Controls and Procedures
We completed the following two acquisitions during 2019: the Caraustar Acquisition on February 11, 2019; and the Tholu Acquisition on June 11, 2019. The scope of our management's assessment of the effectiveness of our internal controls over financial reporting for the year ended October 31, 2019, will not include the Caraustar Acquisition or the Tholu Acquisition. This exclusion is allowed in accordance with the Securities and Exchange Commission's general guidance that an assessment of a recently acquired business may be omitted from the reporting company's scope in the year of acquisition.
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
All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore can provide only reasonable assurance of achieving the designed control objectives. The Company's internal control system is supported by written policies and procedures, contains self-monitoring mechanisms, and is audited by the internal audit function. Appropriate actions are taken by management to correct deficiencies as they are identified. As allowed by the Securities and Exchange Commission's general guidance, management excluded Caraustar and Tholu, which were acquired in 2019, from its assessment of internal control over financial reporting. These acquisitions constituted approximately 29% of total assets and approximately 21% of revenue, included in our consolidated financial statements as of and for the year ended October 31, 2019.
As of October 31, 2019, management has assessed the effectiveness of the Company's internal control over financial reporting. In making this assessment, we used the criteria described in "Internal Control - Integrated Framework (2013)" issued by the

Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Company's internal control over financial reporting was effective as of October 31, 2019.
Our internal control over financial reporting as of October 31, 2019, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Greif, Inc. and subsidiary companies
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Greif, Inc. and subsidiaries (the “Company”) as of October 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2019, based on the criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2019, of the Company and our report dated December 18, 2019, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Caraustar Industries, Inc. and Tholu B.V., and their subsidiaries, which were acquired on February 11, 2019 and June 11, 2019, respectively. These acquisitions constituted approximately 29% of total assets and approximately 21% of total revenues of the consolidated financial statement amounts as of and for the fiscal year ended October 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at Caraustar Industries, Inc. and Tholu B.V., and their subsidiaries.
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
December 18, 2019

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal Number 1 – Election of Directors” in the 2020 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by Items 401(b) and (d)-(f) of Regulation S-K will be contained under the caption “Executive Officers of the Company” in the 2020 Proxy Statement, which information is incorporated herein by reference.
We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of the date of this filing, the members of the Audit Committee were Bruce A. Edwards, John F. Finn, John W. McNamara, and Michael J. Gasser. Mr. Edwards is Chairperson of the Audit Committee. Our Board of Directors has determined that Mr. Edwards is an “audit committee financial expert,” as that term is defined in Item 401(h)(2) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.
Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10 percent of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Corporate Governance—Stock Holdings of Certain Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the 2020 Proxy Statement, which information is incorporated herein by reference.
Information concerning the procedures by which stockholders may recommend nominees to our Board of Directors will be found under the caption “Corporate Governance—Board of Directors—Director Nominations” in the 2020 Proxy Statement. There has been no material change to the nomination procedures we previously disclosed in the proxy statement for our 2019 annual meeting of stockholders.
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
ITEM 11. EXECUTIVE COMPENSATION
The 2020 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the caption “Compensation Discussion and Analysis”; information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Interlocks and Insider Participation,” and information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Report.” This information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Stock Holdings of Certain Owners and Management” in the 2020 Proxy Statement, which information is incorporated herein by reference.
Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Executive Compensation—Equity Compensation Plan Information” in the 2020 Proxy Statement, which information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Certain Relationships and Related Transactions” in the 2020 Proxy Statement, which information is incorporated herein by reference.

Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance – Director Independence” in the 2020 Proxy Statement, which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Independent Registered Public Accounting Firm” in the 2020 Proxy Statement, which information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
EXHIBITS

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
2.2	Agreement and Plan of Merger, dated December 20, 2018, by and among Paperboard Parent Inc., Greif Packaging LLC, Greif USA II LLC and Peach Representative LLC	Current Report on Form 8-K/A dated December 20, 2018, File No. 001-00566 (see Exhibit 2.2 therein)

3.1	Amended and Restated Certificate of Incorporation of Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 3(a) therein).

3.2	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Definitive Proxy Statement on Form 14A dated January 27, 2003, File No. 001-00566 (see Exhibit A therein).

3.3	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 3.1 therein).

3.4	Second Amended and Restated By-Laws of Greif, Inc.	Current Report on Form 8-K dated August 29, 2008, File No. 001-00566 (see Exhibit 99.2 therein)

3.5	Amendment of Second Amended and Restated By-Laws of Greif, Inc. (effective November 1, 2011)	Current Report on Form 8-K dated November 2, 2011, File No. 001-00566 (see Exhibit 99.2 therein)

3.6	Amendment of Second Amended and Restated By-Laws of Greif, Inc. (effective September 3, 2013)	Current Report on Form 8-K dated September 6, 2013, File No. 001-00566 (see Exhibit 99.3 therein)

3.7	Amendment to Second Amended and Restated By-Laws of Greif, Inc. (effective January 9, 2019)	Current Report on Form 8-K dated January 10, 2019, File No. 001-00566 (see Exhibit 3.1 therein)

4.1
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

4.2
Indenture, dated as of February 11, 2019, among Greif, Inc., as issuer, each of the United States subsidiaries of Greif, Inc. party thereto, as guarantors, and U.S. Bank National Association, as trustee, regarding 6.50% Senior Notes due 2027.
Current Report on Form 8-K dated February 11, 2019, File No. 001-00566 (see Exhibit 4.1 therein).

4.3	Description of the Registrant's Securities Registered under Section 12 of the Securities Exchange Act of 1934	Contained herein.

10.1*	Greif, Inc. Amended and Restated Directors’ Deferred Compensation Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.2 therein).

10.2*	Supplemental Retirement Benefit Agreement.	Annual Report on Form 10-K for the fiscal year ended October 31, 1999, File No. 001-00566 (see Exhibit 10(i) therein).

10.3*	Second Amended and Restated Supplemental Executive Retirement Plan.	Annual Report on Form 10-K for fiscal year ended October 31, 2007, File No. 001-00566 (see Exhibit 10(f) therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10.4*	Greif, Inc. Amended and Restated Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.1 therein).

10.5*	Amendment No. 1 to Greif, Inc. Amended and Restated Long-Term Incentive Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2014, File No. 001-00566 (See Exhibit 10.8 therein).

10.6*	Amendment No. 2 to Greif, Inc. Amended and Restated Long-Term Incentive Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2018, File No. 001-00566 (See Exhibit 10.8 therein).

10.7*	Greif, Inc. Performance-Based Incentive Compensation Plan.	Definitive Proxy Statement on Form 14A dated January 25, 2002, File No. 001-00566 (see Exhibit B therein).

10.8*	Amendment No. 1 to Greif, Inc. Performance-Based Incentive Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2011, File No. 001-00566 (See Exhibit 10(i) therein).

10.9*	Amendment No. 2 to Greif, Inc. Performance-Based Incentive Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2013, File No. 001-00566 (See Exhibit 10.10 therein).

10.10*	Amendment No. 3 to Greif, Inc. Performance-Based Incentive Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2017, File No. 001-00566 (See Exhibit 10.11 therein).

10.11*	Greif, Inc. 2001 Management Equity Incentive and Compensation Plan	Definitive Proxy Statement on Form DEF 14A dated January 26, 2001, File No. 001-00566 (see Exhibit A therein).

10.12*	Amendment No. 1 to Greif, Inc. 2001 Management Equity Incentive and Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2011, File No. 001-00566 (See Exhibit 10(k) therein).

10.13*	Amendment No. 2 to Greif, Inc. 2001 Management Equity Incentive and Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2015, File No. 001-00566 (See Exhibit 10.13.2 therein).

10.14*	2005 Outside Directors Equity Award Plan	Definitive Proxy Statement on Form DEF 14A, File No. 001-00566, filed with the Securities and Exchange Commission on January 21, 2005 (see Exhibit A therein).

10.15*	Form of Stock Option Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(c) therein).

10.16*	Form of Restricted Share Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(d) therein).

10.17*	Amendment No. 1 to Greif, Inc. 2005 Outside Directors Equity Award Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2016, File No. 001-00566 (see Exhibit 10.1 therein).

10.18*	Greif, Inc. Nonqualified Deferred Compensation Plan	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008, File No. 001-00566 (see Exhibit 10(cc) therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10.19
Amended and Restated Credit Agreement, dated as of February 11, 2019, among Greif, Inc., Greif Packaging LLC, Greif International Holding Ltd., Greif International Holding B.V., and Greif Luxembourg Holding S.à.r.l., as borrowers, each financial institution party thereto, as lenders, Wells Fargo Securities, LLC, JPMorgan Chase Bank, National Association, Goldman Sachs Bank USA, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, and their respective affiliates as joint lead arrangers and joint book managers, and JPMorgan Chase Bank, as administrative agent for the lenders.
Current Report on Form 8-K dated February 11, 2019, File No. 001-00566 (see Exhibit 10.1 therein)

10.20	Formation Agreement dated as of June 14, 2010, by and among Greif, Inc. and Greif International Holding Supra C.V. and National Scientific Company Limited and Dabbagh Group Holding Company Limited.	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010, File No. 001-00566 (see Exhibit 10.2 therein).

10.21
Joint Venture Agreement dated as of September 29, 2010, by and among Greif, Inc. and Greif International Holding Supra C.V. and Dabbagh Group Holding Company Limited and National Scientific Company Limited.
Annual Report on Form 10-K for the fiscal year ended October 31, 2010, File No. 001-00566 (see Exhibit 10(ee) therein).

10.22*	Defined Contribution Supplemental Executive Retirement Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013, File No. 001-00566 (see Exhibit 10.1 therein).

10.23
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

10.24
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
Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2017, File No. 001-00566 (see Exhibit 10.2 therein).

10.25
Third Amended and Restated Sale Agreement, dated September 24, 2019, by and among Greif Packaging LLC, Delta Petroleum Company, Inc., American Flange & Manufacturing Co., Inc., Caraustar Mill Group, Inc., Caraustar Industrial and Consumer Products Group, Inc., Caraustar Recovered Fiber Group, Inc., The Newark Group, Inc., Caraustar Consumer Products Group, LLC, Caraustar Custom Packaging Group, Inc., Tama Paperboard, LLC, Cascade Paper Converters Co. and each other entity from time to time party hereto as an Originator, as Originators and Greif Receivables Funding LLC.
Current Report on Form 8-K dated September 26, 2019, File No. 001-00566 (see Exhibit 99.1 therein)

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10.26
Third Amended and Restated Transfer and Administration Agreement, date September 24, 2019, by and among Greif Receivables Funding LLC, Greif Packaging LLC, Greif Packaging LLC, Delta Petroleum Company, Inc., American Flange & Manufacturing Co. Inc., Caraustar Mill Group, Inc., Caraustar Industrial and Consumer Products Group, Inc., Caraustar Recovered Fiber Group, Inc., The Newark Group, Inc., Caraustar Consumer Products Group, LLC, Caraustar Custom Packaging Group, Inc., Tama Paperboard, LLC, Cascade Paper Converters Co., and each other entity from time to time party hereto as an Originator, as Originators, Bank of America, N.A., and the various investor groups, managing agents and administrators from time to time parties here to.
Contained herein.

10.27	The audited consolidated financial statements of Paperboard Parent, Inc. and subsidiaries for the years ended December 31, 2018 and 2017.	Current Report on Form 8-K/A dated April 25, 2019, File No. 001-00566 (see Exhibit 99.1 therein)

10.28
Unaudited pro forma condensed consolidated financial statements of Greif Inc. and subsidiaries, giving effect to the Caraustar acquisition and related financing transactions as of and for the year ended October 31, 2018
Current Report on Form 8-K/A dated April 25, 2019, File No. 001-00566 (see Exhibit 99.2 therein)

21	Subsidiaries of the Registrant.	Contained herein.

23	Consent of Deloitte & Touche LLP.	Contained herein.

24	Powers of Attorney for Michael J. Gasser, Vicki L. Avril, John F. Finn, John W. McNamara, Bruce A. Edwards, Daniel J. Gunsett, Judith D. Hook and Mark A. Emkes.	Annual Report on Form 10-K for the fiscal year ended October 31, 2015, File No. 001-00566 (See Exhibit 24 therein).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended October 31, 2019, formatted in Inline XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidate Balance Sheets, (iii) Consolidated Statements of Cash Flow, (iv) Consolidated Statements of Changes in Shareholders’ Equity and (v) Notes to Consolidated Financial Statements.
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

Greif, Inc.
(Registrant)
Date:	December 18, 2019	By:	/s/ PETER G. WATSON
Peter G. Watson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ PETER G. WATSON	/s/ LAWRENCE A. HILSHEIMER
Peter G. Watson	Lawrence A. Hilsheimer
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Member of the Board of Directors	(principal financial officer)
(principal executive officer)

/s/ DAVID C. LLOYD	MICHAEL J. GASSER*
David C. Lloyd	Michael J. Gasser
Vice President, Corporate Financial Controller	Chairman
(principal accounting officer)	Member of the Board of Directors

BRUCE A. EDWARDS*	DANIEL J. GUNSETT*
Bruce A. Edwards	Daniel J. Gunsett
Member of the Board of Directors	Member of the Board of Directors

JOHN F. FINN*	JOHN W. MCNAMARA*
John F. Finn	John W. McNamara
Member of the Board of Directors	Member of the Board of Directors

JUDITH D. HOOK*	MARK A. EMKES*
Judith D. Hook	Mark A. Emkes
Member of the Board of Directors	Member of the Board of Directors

VICKI L. AVRIL-GROVES*
Vicki L. Avril-Groves
Member of the Board of Directors

*
The undersigned, Peter G. Watson, by signing his name hereto, does hereby execute this Form 10-K on behalf of each of the above-named persons pursuant to powers of attorney duly executed by such persons and filed as an exhibit to this Form 10-K.

By:	/s/ PETER G. WATSON
Peter G Watson
Each of the above signatures is affixed as of December 18, 2019.

SCHEDULE II
GREIF, INC. AND SUBSIDIARY COMPANIES
Consolidated Valuation and Qualifying Accounts and Reserves (Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended October 31, 2017:
Allowance for doubtful accounts	$8.8	$0.5	$(0.2)	$(0.2)	$8.9
Environmental reserves	$6.8	$1.1	$(1.1)	$0.3	$7.1

Year ended October 31, 2018:
Allowance for doubtful accounts	$8.9	$0.4	$(4.6)	$(0.5)	$4.2
Environmental reserves	$7.1	$1.3	$(1.6)	$—	$6.8

Year ended October 31, 2019:
Allowance for doubtful accounts	$4.2	$0.6	$2.0	$—	$6.8
Environmental reserves	$6.8	$12.9	$(0.9)	$(0.1)	$18.7