Form 10-Q
period 2020-01-31
GREIF, INC
filed 2020-02-28
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock	GEF	New York Stock Exchange
Class B Common Stock	GEF-B	New York Stock Exchange
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on February 24, 2020:

Class A Common Stock	26,260,943 shares
Class B Common Stock	22,007,725 shares

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended January 31,
(in millions, except per share amounts)	2020	2019
Net sales	$1,112.4	$897.0
Cost of products sold	889.8	724.2
Gross profit	222.6	172.8
Selling, general and administrative expenses	135.4	98.1
Restructuring charges	3.3	3.7
Acquisition and integration related costs	5.1	2.6
Non-cash asset impairment charges	0.1	2.1
Gain on disposal of properties, plants and equipment, net	(0.5)	(0.9)
Operating profit	79.2	67.2
Interest expense, net	30.7	11.7
Non-cash pension settlement income	(0.1)	—
Other (income) expense, net	1.3	(0.2)
Income before income tax expense and equity earnings of unconsolidated affiliates, net	47.3	55.7
Income tax expense	11.4	20.0
Equity earnings of unconsolidated affiliates, net of tax	(0.2)	(0.1)
Net income	36.1	35.8
Net income attributable to noncontrolling interests	(3.8)	(6.1)
Net income attributable to Greif, Inc.	$32.3	$29.7
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$0.55	$0.51
Class B common stock	$0.81	$0.75
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$0.55	$0.51
Class B common stock	$0.81	$0.75
Weighted-average number of Class A common shares outstanding:
Basic	26.3	26.0
Diluted	26.4	26.0
Weighted-average number of Class B common shares outstanding:
Basic	22.0	22.0
Diluted	22.0	22.0
Cash dividends declared per common share:
Class A common stock	$0.44	$0.44
Class B common stock	$0.65	$0.65
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended January 31,
(in millions)	2020	2019
Net income	$36.1	$35.8
Other comprehensive income (loss), net of tax:
Foreign currency translation	(3.1)	5.2
Derivative financial instruments	0.2	(5.7)
Minimum pension liabilities	21.7	(0.8)
Other comprehensive income (loss), net of tax	18.8	(1.3)
Comprehensive income	54.9	34.5
Comprehensive income attributable to noncontrolling interests	1.8	7.1
Comprehensive income attributable to Greif, Inc.	$53.1	$27.4
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	January 31, 2020	October 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$90.8	$77.3
Trade accounts receivable, less allowance of $7.3 in 2020 and $6.8 in 2019	641.7	664.2
Inventories:
Raw materials	248.7	238.4
Work-in-process	10.5	11.3
Finished goods	111.7	108.5
Assets held for sale	4.6	4.1
Assets held by special purpose entities	50.9	—
Prepaid expenses	54.8	44.0
Other current assets	93.9	101.2
	1,307.6	1,249.0
Long-term assets
Goodwill	1,522.1	1,517.8
Other intangible assets, net of amortization	758.9	776.5
Deferred tax assets	14.9	15.9
Assets held by special purpose entities	—	50.9
Pension asset	36.4	35.4
Operating lease assets	327.2	—
Other long-term assets	89.6	90.9
	2,749.1	2,487.4
Properties, plants and equipment
Timber properties, net of depletion	272.7	272.4
Land	177.0	178.0
Buildings	528.2	531.0
Machinery and equipment	1,877.3	1,866.2
Capital projects in progress	174.4	170.4
	3,029.6	3,018.0
Accumulated depreciation	(1,364.8)	(1,327.7)
	1,664.8	1,690.3
Total assets	$5,721.5	$5,426.7
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	January 31, 2020	October 31, 2019
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$389.8	$435.2
Accrued payroll and employee benefits	100.6	142.4
Restructuring reserves	9.8	11.3
Current portion of long-term debt	83.8	83.7
Short-term borrowings	5.3	9.2
Liabilities held by special purpose entities	43.3	—
Current portion of operating lease liabilities	60.3	—
Other current liabilities	131.3	143.6
	824.2	825.4
Long-term liabilities
Long-term debt	2,719.0	2,659.0
Operating lease liabilities	271.4	—
Deferred tax liabilities	312.5	313.0
Pension liabilities	142.7	177.6
Postretirement benefit obligations	12.0	12.2
Liabilities held by special purpose entities	—	43.3
Contingent liabilities and environmental reserves	18.7	18.7
Mandatorily redeemable noncontrolling interests	8.4	8.4
Long-term income tax payable	27.8	27.8
Other long-term liabilities	144.3	128.9
	3,656.8	3,388.9
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests (Note 15)	17.8	21.3
Equity
Common stock, without par value	162.7	162.6
Treasury stock, at cost	(134.7)	(134.8)
Retained earnings	1,548.7	1,539.0
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation	(299.1)	(298.0)
Derivative financial instruments	(12.5)	(12.7)
Minimum pension liabilities	(101.3)	(123.0)
Total Greif, Inc. shareholders' equity	1,163.8	1,133.1
Noncontrolling interests	58.9	58.0
Total shareholders' equity	1,222.7	1,191.1
Total liabilities and shareholders' equity	$5,721.5	$5,426.7
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended January 31,
(in millions)	2020	2019
Cash flows from operating activities:
Net income	$36.1	$35.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	61.3	31.3
Non-cash asset impairment charges	0.1	2.1
Non-cash pension settlement income	(0.1)	—
Gain on disposals of properties, plants and equipment, net	(0.5)	(0.9)
Unrealized foreign exchange (gain) loss	0.5	0.5
Deferred income tax benefit (expense)	(7.0)	(4.3)
Transition tax (benefit) expense	—	2.3
Amortization of operating lease assets	14.9	—
Other, net	(0.3)	—
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	21.5	12.6
Inventories	(17.0)	(35.2)
Deferred purchase price on sold receivables	—	(6.9)
Accounts payable	(32.2)	(22.9)
Restructuring reserves	(1.5)	(0.9)
Pension and post-retirement benefit liabilities	(6.1)	(0.7)
Other, net	(50.2)	(22.4)
Net cash provided by (used in) operating activities	19.5	(9.6)
Cash flows from investing activities:
Purchases of properties, plants and equipment	(37.5)	(26.0)
Purchases of and investments in timber properties	(1.6)	(0.9)
Proceeds from the sale of properties, plants, equipment and other assets	1.5	1.5
Proceeds from the sale of businesses	—	0.8
Proceeds from insurance recoveries	—	0.2
Net cash used in investing activities	(37.6)	(24.4)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	429.0	349.6
Payments on long-term debt	(311.4)	(267.6)
Payments on current portion of long-term debt	(0.1)	—
Proceeds (payments) on short-term borrowings, net	(3.6)	0.9
Proceeds from trade accounts receivable credit facility	2.5	11.5
Payments on trade accounts receivable credit facility	(57.9)	(33.4)
Dividends paid to Greif, Inc. shareholders	(25.9)	(25.7)
Dividends paid to noncontrolling interests	(0.8)	(0.4)
Purchases of redeemable noncontrolling interest	—	(11.9)
Net cash provided by (used in) financing activities	31.8	23.0
Reclassification of cash to assets held for sale	—	(0.4)
Effects of exchange rates on cash	(0.2)	1.7
Net increase (decrease) in cash and cash equivalents	13.5	(9.7)
Cash and cash equivalents at beginning of period	77.3	94.2
Cash and cash equivalents at end of period	$90.8	$84.5
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
The fiscal year of Greif, Inc. and its subsidiaries (the “Company”) begins on November 1 and ends on October 31 of the following year. Any references to years or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year, unless otherwise stated.
The information filed herein reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated balance sheets as of January 31, 2020 and October 31, 2019, the interim condensed consolidated statements of income and comprehensive income for the three months ended January 31, 2020 and 2019 and the interim condensed consolidated statements of cash flows for the three months ended January 31, 2020 and 2019 of the Company. The interim condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling influence and are accounted for using either the equity or cost method, as appropriate.
The unaudited interim condensed consolidated financial statements included in the Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2019 (the “2019 Form 10-K”).
Newly Adopted Accounting Standards
In February 2016 and July 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02 and ASU 2018-11, "Leases (Topic 842)," or Accounting Standards Codification ("ASC") 842, which amends the lease accounting and disclosure requirements in ASC 840, "Leases." The objective of this update is to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. The Company adopted ASU 2018-11 on November 1, 2019, utilizing a modified retrospective approach and did not adjust its comparative period financial information. The Company adopted the practical expedient package which permits the Company to not reassess previous conclusions whether a contract is or contains a lease, lease classification, or treatment of indirect costs for existing contracts as of the adoption date. The Company also adopted the short-term lease recognition exemption and the practical expedient allowing for the combination of lease and non-lease components for all leases except real estate, for which these components are presented separately. The Company has completed the lease collection and evaluation process, implemented a technology tool to assist with the accounting and reporting requirements of the new standard, and designed new processes and controls around leases. On the day of adoption the Company capitalized onto the balance sheet $301.2 million of right-of-use assets and $305.8 million of lease liabilities related to operating leases. The adoption did not have a material impact on the Company's financial position, results of operations, comprehensive income, cash flows, or disclosures, other than as set forth above and in Note 12 to the Interim Condensed Consolidated Financial Statements.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a current expected credit loss model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt this ASU on November 1, 2020. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flows and disclosures.

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", which is intended to simplify various aspects related to accounting for income taxes. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. The effective date for the Company to adopt this ASU is November 1, 2021. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flow and disclosures.
NOTE 2 — ACQUISITIONS
Acquisitions
The Company accounts for acquisitions in accordance with ASC 805, "Business Combinations". The estimated fair values of all assets acquired and liabilities assumed in the acquisitions are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition date.
Caraustar Acquisition

The Company completed its acquisition of Caraustar Industries, Inc. and its subsidiaries (“Caraustar”) on February 11, 2019 (the “Caraustar Acquisition”). Caraustar is a leader in the production of coated and uncoated recycled paperboard, which is used in a variety of applications that include industrial products (tubes and cores, construction products, protective packaging, and adhesives) and consumer packaging products (folding cartons, set-up boxes, and packaging services). The total purchase price for this acquisition, net of cash acquired, was $1,834.9 million.
The following table summarizes the consideration transferred to acquire Caraustar and the current preliminary valuation of identifiable assets acquired and liabilities assumed at the acquisition date, as well as measurement period adjustments made since the acquisition in 2019 through January 31, 2020:

(in millions)	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments (1)	Amount Recognized as of Acquisition Date (as Adjusted)
Fair value of consideration transferred
Cash consideration	$1,834.9	$—	$1,834.9

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$147.0	$—	$147.0
Inventories	103.9	(4.4)	99.5
Prepaid and other current assets	21.5	(9.3)	12.2
Intangibles	717.1	8.4	725.5
Other long-term assets	1.3	5.1	6.4
Properties, plants and equipment	521.3	(18.4)	502.9
Total assets acquired	1,512.1	(18.6)	1,493.5

Accounts payable	(99.5)	—	(99.5)
Accrued payroll and employee benefits	(42.9)	(6.4)	(49.3)
Other current liabilities	(21.8)	4.5	(17.3)
Long-term deferred tax liability	(185.7)	46.9	(138.8)
Pension and postretirement obligations	(67.1)	—	(67.1)
Other long-term liabilities	(12.7)	(7.3)	(20.0)
Total liabilities assumed	(429.7)	37.7	(392.0)
Total identifiable net assets	$1,082.4	$19.1	$1,101.5
Goodwill	$752.5	$(19.1)	$733.4

(1) The measurement adjustments were primarily due to refinement to third party appraisals and carrying amounts of certain assets and liabilities, as well as adjustments to certain tax accounts based on, among other things, adjustments to deferred tax liabilities. The net impact of the measurement period adjustments resulted in a net $19.1 million decrease to Goodwill. The measurement adjustments recorded did not have an impact on the Company's interim condensed consolidated statements of income for the three months ended January 31, 2020.

The Company recognized goodwill related to this acquisition of $733.4 million. The goodwill recognized in this acquisition is attributable to the acquired assembled workforce, expected synergies, and economies of scale, none of which qualify for recognition as a separate intangible asset. Caraustar is reported within the Paper Packaging & Services segment to which the goodwill was assigned. The goodwill is not expected to be deductible for tax purposes.
The cost approach was used to determine the fair value for buildings, improvements and equipment, and the market approach was used to determine the fair value for land. The cost approach measures the value by estimating the cost to acquire, or construct, comparable assets and adjusts for age and condition. The Company assigned buildings and improvements a useful life ranging from 1 year to 20 years and equipment a useful life ranging from 1 year to 15 years. Acquired property, plant and equipment are being depreciated over its estimated remaining useful lives on a straight-line basis.
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
Acquired intangible assets are being amortized over the estimated useful lives, primarily on a straight-line basis. The following table summarizes the current preliminary purchase price allocation and weighted average remaining useful lives for identifiable intangible assets acquired:

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
Tholu Acquisition
The Company completed its acquisition of Tholu B.V. and its wholly owned subsidiary A. Thomassen Transport B.V. (collectively "Tholu") on June 11, 2019 (the "Tholu Acquisition"). Tholu is a Netherlands-based leader in IBC rebottling, reconditioning and distribution. The total purchase price for this acquisition, net of cash acquired was $52.2 million, of which $25.1 million was paid upon closing and the remaining $29.2 million was deferred according to a set payment schedule.
The following table summarizes the consideration transferred to acquire Tholu and the current preliminary valuation of identifiable assets acquired and liabilities assumed at the acquisition date, as well as measurement period adjustments made in 2019 through January 31, 2020:

(in millions)	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments (2)	Amount Recognized as of Acquisition Date (as Adjusted)
Fair value of consideration transferred
Cash consideration	$25.1	$—	$25.1
Deferred payments	29.2	—	29.2
Cash received	(2.1)	$—	(2.1)
Total consideration	$52.2	$—	$52.2

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$7.3	$—	$7.3
Inventories	3.0	0.4	3.4
Intangibles	24.1	—	24.1
Properties, plants and equipment	6.4	—	6.4
Other assets	1.2	—	1.2
Total assets acquired	42.0	0.4	42.4

Accounts payable	(4.0)	—	(4.0)
Capital lease obligations	(1.7)	—	(1.7)
Long-term deferred tax liability	(5.4)	(0.4)	(5.8)
Other liabilities	(1.0)	—	(1.0)
Total liabilities assumed	(12.1)	(0.4)	(12.5)
Total identifiable net assets	$29.9	$—	$29.9
Goodwill	$22.3	$—	$22.3
(2) The measurement adjustments were primarily due to refinement to third party appraisals and carrying amounts of certain assets and liabilities, as well as adjustments to certain tax accounts based on, among other things, adjustments to deferred tax liabilities. The net impact of the measurement period adjustments resulted in no net impact to Goodwill. The measurement adjustments recorded in 2019 did not have a significant impact on the Company's interim condensed consolidated statements of income for the three months ended January 31, 2020.
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
Acquired property, plant and equipment is being depreciated over its estimated remaining useful lives on a straight-line basis.
Acquired intangible assets are being amortized over the estimated useful lives, primarily on a straight-line basis. The following table summarizes the preliminary purchase price allocation and weighted average remaining useful lives for identifiable intangible assets acquired:

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
NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill by segment for the three months ended January 31, 2020:

(in millions)	Rigid Industrial Packaging & Services	Paper Packaging & Services	Total
Balance at October 31, 2019	$731.7	$786.1	$1,517.8
Goodwill adjustments	—	6.8	6.8
Currency translation	(2.5)	—	(2.5)
Balance at January 31, 2020	$729.2	$792.9	$1,522.1

The $6.8 million of goodwill adjustment to the Paper Packaging & Services segment is due to measurement period adjustment of the Caraustar Acquisition. See Note 2 to the interim condensed consolidated financial statements for additional disclosure of goodwill added by these acquisitions.
The following table summarizes the carrying amount of net intangible assets by class as of January 31, 2020 and October 31, 2019:

(in millions)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
January 31, 2020:
Indefinite lived:
Trademarks and patents	$13.1	$—	$13.1
Definite lived:
Customer relationships	887.4	162.1	725.3
Trademarks, patents and trade names	26.9	10.6	16.3
Non-compete agreements	2.2	1.2	1.0
Other	21.8	18.6	3.2
Total	$951.4	$192.5	$758.9

(in millions)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
October 31, 2019:
Indefinite lived:
Trademarks and patents	$13.1	$—	$13.1
Definite lived:
Customer relationships	890.6	150.3	740.3
Trademarks and patents	27.0	9.3	17.7
Non-compete agreements	2.3	0.7	1.6
Other	21.9	18.1	3.8
Total	$954.9	$178.4	$776.5

Gross intangibles assets decreased by $3.5 million for the three months ended January 31, 2020. The decrease was attributable to $1.0 million of currency fluctuations and the write-off of $2.5 million of fully-amortized assets.

Amortization expense was $17.5 million and $3.7 million for the three months ended January 31, 2020 and 2019, respectively. Amortization expense for the next five years is expected to be $69.4 million in 2020, $67.0 million in 2021, $59.0 million in 2022, $56.2 million in 2023 and $52.9 million in 2024.
Definite lived intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that are contractually, legally determined, or over the period a market participant would benefit from the asset.
NOTE 4 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the three months ended January 31, 2020:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2019	$9.5	$1.8	$11.3
Costs incurred and charged to expense	2.7	0.6	3.3
Costs paid or otherwise settled	(4.2)	(0.6)	(4.8)
Balance at January 31, 2020	$8.0	$1.8	$9.8

The focus for restructuring activities in 2020 is to optimize and integrate operations in the Paper Packaging & Services segment related to the Caraustar Acquisition and continue to rationalize operations and close underperforming assets in the Rigid Industrial Packaging & Services and the Flexible Products & Services segments. During the three months ended January 31, 2020, the Company recorded restructuring charges of $3.3 million, as compared to $3.7 million of restructuring charges recorded during the three months ended January 31, 2019. The restructuring activity for the three months ended January 31, 2020 consisted of $2.7 million in employee separation costs and $0.6 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities.
The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-Q. Remaining amounts expected to be incurred were $24.0 million as of January 31, 2020:

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the three months ended January 31, 2020	Amounts Remaining to be Incurred
Rigid Industrial Packaging & Services
Employee separation costs	$15.3	$1.3	$14.0
Other restructuring costs	5.7	0.5	5.2
	21.0	1.8	19.2
Flexible Products & Services
Employee separation costs	1.4	0.5	0.9
Other restructuring costs	1.0	—	1.0
	2.4	0.5	1.9
Paper Packaging & Services
Employee separation costs	2.0	0.9	1.1
Other restructuring costs	1.9	0.1	1.8
	3.9	1.0	2.9
	$27.3	$3.3	$24.0

NOTE 5 — CONSOLIDATION OF VARIABLE INTEREST ENTITIES
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
As of January 31, 2020, and October 31, 2019, consolidated assets of the Buyer SPE consisted of $50.9 million of restricted bank financial instruments which are expected to be held to maturity, scheduled for November 5, 2020. The balance as of January 31, 2020 has been reclassified to current assets and recorded within 'Assets held by special purpose entities' on the interim condensed consolidated balance sheets. For both of the three month ended January 31, 2020 and 2019, Buyer SPE recorded interest income of $0.6 million.
As of January 31, 2020, and October 31, 2019, STA Timber had consolidated liabilities of $43.3 million. The maturity date is August 5, 2020 and STA Timber has the discretion and intent to extend the maturity date to November 5, 2020. The balance as of January 31, 2020 has been reclassified to current assets and recorded within 'Liabilities held by special purpose entities' on the interim condensed consolidated balance sheets. For both of the three month ended January 31, 2020 and 2019, STA Timber recorded interest expense of $0.6 million. The intercompany borrowing arrangement between the two VIEs is eliminated in consolidation. STA Timber is exposed to credit-related losses in the event of nonperformance by an issuer of a deed of guarantee in the transaction.
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
The following table presents the Flexible Packaging JV total net assets:

(in millions)	January 31, 2020	October 31, 2019
Cash and cash equivalents	$20.6	$16.9
Trade accounts receivable, less allowance of $0.8 in 2020 and $0.7 in 2019	45.9	51.2
Inventories	43.7	46.4
Properties, plants and equipment, net	21.8	22.3
Other assets	27.3	29.3
Total assets	$159.3	$166.1

Accounts payable	$23.4	$28.9
Other liabilities	21.0	23.6
Total liabilities	$44.4	$52.5

Net income attributable to the noncontrolling interest in the Flexible Packaging JV for the three months ended January 31, 2020 and 2019 was $1.2 million and $3.3 million, respectively.
Paper Packaging Joint Venture
In 2018, Greif, Inc. and one of its indirect subsidiaries formed a joint venture (referred to herein as the “Paper Packaging JV” or "PPS VIE") with a third party. The Paper Packaging JV has been consolidated into the operations of the Company since its formation date of April 20, 2018.

The Paper Packaging JV is deemed to be a VIE because the equity investors at risk, as a group, lack the characteristics of a controlling financial interest. The structure of the Paper Packaging JV has governing provisions that are the functional equivalent of a limited partnership whereby the Company is the managing member that makes all the decisions related to the activities that most significantly affect the economic performance of the PPS VIE. In addition, the third party does not have any substantive kick-out rights or substantive participating rights in the Paper Packaging JV. The major factors that led to the conclusion that the Paper Packaging JV is a VIE was that all limited partnerships are considered to be VIE's unless the limited partners have substantive kick-out rights or substantive participating rights.

The following table presents the Paper Packaging JV total net assets:

(in millions)	January 31, 2020
Cash and cash equivalents	$0.7
Trade accounts receivable, less allowance of $0.0 in 2020	0.5
Inventories	7.6
Properties, plants and equipment, net	31.6
Other assets	0.4
Total assets	$40.8

Accounts payable	$1.3
Other liabilities	0.1
Total liabilities	$1.4

As of October 31, 2019, the Paper Packaging JV’s net assets consist mainly of properties, plants, and equipment, net of $29.4 million as the PPS JV was in the startup phase and had not yet commenced operations.
Net loss attributable to the noncontrolling interest in the Paper Packaging JV for the three months ended January 31, 2020 was $0.2 million. There was no net income (loss) for the three months ended January 31, 2019 as the PPS JV was in the startup phase and had not yet commenced operations.
Non-United States Accounts Receivable VIE

As further described in Note 6 to the Interim Condensed Consolidated Financial Statements, Cooperage Receivables Finance B.V. is a party to the European RFA. Cooperage Receivables Finance B.V. is deemed to be a VIE since this entity is not able to satisfy its liabilities without the financial support from the Company. While this entity is a separate and distinct legal entity from the Company and no ownership interest in this entity is held by the Company, the Company is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE. As a result, Cooperage Receivables Finance B.V. has been consolidated into the operations of the Company.
NOTE 6 — LONG-TERM DEBT
Long-term debt is summarized as follows:

(in millions)	January 31, 2020	October 31, 2019
2019 Credit Agreement - Term Loans	$1,591.3	$1,612.2
Senior Notes due 2027	494.5	494.3
Senior Notes due 2021	219.7	221.7
Accounts receivable credit facilities	295.4	351.6
2019 Credit Agreement - Revolving Credit Facility	214.6	76.1
Other debt	0.4	0.4
	2,815.9	2,756.3
Less: current portion	83.8	83.7
Less: deferred financing costs	13.1	13.6
Long-term debt, net	$2,719.0	$2,659.0

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
The 2019 Credit Agreement contains certain covenants, which include financial covenants that require the Company to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that, at the end of any quarter, the Company will not permit the ratio of (a) its total consolidated indebtedness, to (b) its consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (as used in this paragraph only, “EBITDA”) to be greater than 4.75 to 1.00 and stepping down annually by 0.25 increments beginning on July 31, 2020 to 4.00 on July 31, 2023. The interest coverage ratio generally requires that, at the end of any fiscal quarter, the Company will not permit the ratio of (a) its consolidated EBITDA, to (b) its consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve month period. As of January 31, 2020, we were in compliance with the covenants and other agreements in the 2019 Credit Agreement.

As of January 31, 2020, $1,805.9 million was outstanding under the 2019 Credit Agreement. The current portion of such outstanding amount was $83.8 million, and the long-term portion was $1,722.1 million. The weighted average interest rate for borrowings under the 2019 Credit Agreement was 3.51% for the three months ended January 31, 2020. The actual interest rate for borrowings under the 2019 Credit Agreement was 3.36% as of January 31, 2020. The deferred financing costs associated with the term loan portion of the 2019 Credit Agreement totaled $10.3 million as of January 31, 2020 and are recorded as a direct deduction from the balance sheet line Long-Term Debt. The deferred financing costs associated with the revolver portion of the 2019 Credit Agreement totaled $7.5 million as of January 31, 2020 and are recorded within Other Long-Term Assets.
Senior Notes due 2027
On February 11, 2019, the Company issued $500.0 million of 6.50% Senior Notes due March 1, 2027 (the "Senior Notes due 2027"). Interest on the Senior Notes due 2027 is payable semi-annually commencing on September 1, 2019. The Company's obligations under the Senior Notes due 2027 are guaranteed by its U.S. subsidiaries that guarantee the 2019 Credit Agreement. The deferred financing cost associated with the Senior Notes due 2027 totaled $2.6 million as of January 31, 2020 and are recorded as a direct deduction from the balance sheet line Long-Term Debt.
Senior Notes due 2021
On July 15, 2011, Greif, Inc.’s wholly-owned subsidiary, Greif Nevada Holdings, Inc., S.C.S. issued €200.0 million of 7.375% Senior Notes due July 15, 2021 (the "Senior Notes due 2021"). The Senior Notes due 2021 are guaranteed on a senior basis by Greif, Inc. Interest on the Senior Notes due 2021 is payable semi-annually.
United States Trade Accounts Receivable Credit Facility
On September 24, 2019, the Company amended and restated the existing receivable financing facility (the "U.S. Receivables Facility") maturing on September 24, 2020. Greif Receivables Funding LLC, Greif Packaging LLC, for itself and as servicer, and certain other U.S. subsidiaries of the Company entered into a Third Amended and Restated Transfer and Administration Agreement, dated as of September 24, 2019 (the "Third Amended TAA"), with Bank of America, N.A., as the agent, managing agent, administrator and committed investor, and various investor groups, managing agents, and administrators, from time to time parties thereto. The Third Amended TAA provides a $275.0 million U.S. Receivables Facility. The $215.8 million outstanding balance under the U.S. Receivables Facility as of January 31, 2020 is reported in 'Long-term debt' on the interim condensed consolidated balance sheets because the Company intends to refinance this obligation on a long-term basis and has the intent and ability to consummate a long-term refinancing.
The financing costs associated with the U.S. Receivables Facility are $0.2 million as of January 31, 2020, and are recorded as a direct deduction from 'Long-term debt' on the interim condensed consolidated balance sheets.
International Trade Accounts Receivable Credit Facilities
On June 17, 2019, Cooperage Receivables Finance B.V. and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc., entered into the Nieuw Amsterdam Receivables Financing Agreement (the "European RFA") with affiliates of a major international bank. The European RFA provides an accounts receivable financing facility of up to €100.0 million ($110.1 million as of January 31, 2020) secured by certain European accounts receivable. The $79.6 million outstanding on the European RFA as of January 31, 2020 is reported as 'Long-term debt' on the interim condensed consolidated balance sheets because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing by exercising the renewal option in the respective agreement or entering into new financing arrangements.
The Company performs collection and administrative functions on the receivables related to the European RFA similar to the procedures it uses for collecting all of its receivables. The servicing liability for these receivables is not material to the interim condensed consolidated financial statements.

NOTE 7 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of January 31, 2020 and October 31, 2019:

	January 31, 2020
	Fair Value Measurement
(in millions)	Level 1	Level 2	Level 3	Total	Balance Sheet Location
Interest rate derivatives	$—	$0.7	$—	$0.7	Other current assets
Interest rate derivatives	—	(25.1)	—	(25.1)	Other current liabilities and other long-term liabilities
Foreign exchange hedges	—	1.4	—	1.4	Other current assets
Foreign exchange hedges	—	(0.7)	—	(0.7)	Other current liabilities
Insurance annuity	—	—	19.9	19.9	Other long-term assets
Cross currency swap	—	11.5	—	11.5	Other current assets and other long-term assets
Total	$—	$(12.2)	$19.9	$7.7

	October 31, 2019
	Fair Value Measurement
(in millions)	Level 1	Level 2	Level 3	Total	Balance Sheet Location
Interest rate derivatives	$—	$1.3	$—	$1.3	Other long-term assets and other current assets
Interest rate derivatives	—	(25.0)	—	(25.0)	Other long-term liabilities and other current liabilities
Foreign exchange hedges	—	0.9	—	0.9	Other current assets
Foreign exchange hedges	—	(0.2)	—	(0.2)	Other current liabilities
Insurance annuity	—	—	20.0	20.0	Other long-term assets
Cross currency swap	—	10.6	—	10.6	Other current assets and other long-term assets
Total	$—	$(12.4)	$20.0	$7.6

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of January 31, 2020 and October 31, 2019 approximate their fair values because of the short-term nature of these items and are not included in this table.
Interest Rate Derivatives
The Company has various borrowing facilities which charge interest based on the one month U.S. dollar LIBOR rate plus an interest spread.
In 2019, the Company entered into six interest rate swaps with a total notional amount of $1,300.0 million that amortize to $200.0 million over a five year term. The outstanding notional amount as of January 31, 2020 is $1,000.0 million. The Company receives variable rate interest payments based upon one month U.S. dollar LIBOR, and in return the Company is obligated to pay interest at a weighted-average interest rate of 2.49% plus a spread. This effectively converted the borrowing rate on an amount of debt equal to the outstanding notional amount of the interest rate swap from a variable rate to a fixed rate.
In 2017, the Company entered into an interest rate swap with a notional amount of $300.0 million. The Company receives variable rate interest payments based upon one month U.S. dollar LIBOR, and in return the Company is obligated to pay interest at a fixed rate of 1.19% plus an interest spread.

These derivatives are designated as cash flow hedges for accounting purposes. Accordingly, the gain or loss on these derivative instruments are reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transactions and in the same period during which the hedged transactions affect earnings. See Note 13 to the Interim Condensed Consolidated Financial Statements for additional information. The assumptions used in measuring fair value of these interest rate derivatives are considered level 2 inputs, which are based upon observable market rates, including LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements.
Gain (loss) reclassified to earnings under these contracts were $(1.5) million and $0.9 million for the three months ended January 31, 2020, and 2019, respectively. A derivative loss of $8.1 million, based upon interest rates at January 31, 2020, is expected to be reclassified from accumulated other comprehensive income (loss) to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of January 31, 2020, and October 31, 2019, the Company had outstanding foreign currency forward contracts in the notional amount of $173.4 million and $275.0 million, respectively. Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which are based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
Realized gains (losses) recorded in other expense, net under fair value contracts were $(0.8) million and $0.8 million for the three months ended January 31, 2020, and 2019, respectively. The Company recognized in other expense, net an unrealized net gain of $0.7 million and $3.0 million during the three months ended January 31, 2020 and 2019, respectively.
Cross Currency Swap
The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. On March 6, 2018, the Company entered into a cross currency interest rate swap agreement that synthetically swaps $100.0 million of fixed rate debt to Euro denominated fixed rate debt at a rate of 2.35%. The agreement is designated as a net investment hedge for accounting purposes and will mature on March 6, 2023. Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted or liquidated. Interest payments received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the interim condensed consolidated statements of income. For the three months ended January 31, 2020 and 2019, gains recorded in interest expense, net under the cross currency swap agreement were $0.6 million and $0.6 million. See Note 13 to the Interim Condensed Consolidated Financial Statements for additional information. The assumptions used in measuring fair value of the cross currency swap are considered level 2 inputs, which are based upon the Euro to United States Dollar exchange rate market.
Other Financial Instruments
The fair values of the Company’s 2019 Credit Agreement, U.S. Receivables Facility and European RFA (collectively, "Accounts Receivable Credit Facilities") do not materially differ from carrying value as the Company’s cost of borrowing is variable and approximates current borrowing rates. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with ASC Topic 820, "Fair Value Measurements and Disclosures."
The following table presents the estimated fair values of the Company’s Senior Notes and Assets held by special purpose entities:

(in millions)	January 31, 2020	October 31, 2019
Senior Notes due 2021 estimated fair value	$242.1	$248.1
Senior Notes due 2027 estimated fair value	541.3	537.9
Assets held by special purpose entities estimated fair value	51.7	51.9

Non-Recurring Fair Value Measurements
The Company recognized asset impairment charges of $0.1 million and $2.1 million during the three months ended January 31, 2020 and 2019, respectively.
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the three months ended January 31, 2020 and 2019:

	Quantitative Information about Level 3 Fair Value Measurements
(in millions)	Fair Value of Impairment	Valuation Technique	Unobservable Input	Range of Input Values
January 31, 2020
Impairment of Long Lived Assets	$0.1	Sales Value	Sales Value	N/A
Total	$0.1

January 31, 2019
Impairment of Net Assets Held for Sale	$2.1	Indicative Bids	Indicative Bids	N/A
Total	$2.1

Long-Lived Assets
As necessary, based on triggering events, the Company measures long-lived assets at fair value on a non-recurring basis. The Company recorded $0.1 million impairment charges related to properties, plants and equipment, net and no impairment charges during the three months ended January 31, 2020 and 2019, respectively.
The assumptions used in measuring fair value of long-lived assets are considered level 3 inputs, which include bids received from third parties, recent purchase offers, market comparable information and discounted cash flows based on assumptions that market participants would use.

Assets and Liabilities Held for Sale
During the three months ended January 31, 2020, the company recorded no impairment charges related to assets and liabilities held for sale. During the three months ended January 31, 2019, one asset group was reclassified to assets and liabilities held for sale, resulting in recognized asset impairment charges of $2.1 million.
The assumptions used in measuring fair value of assets and liabilities held for sale are considered level 3 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers.
NOTE 8 — INCOME TAXES
The Company completed the Caraustar Acquisition on February 11, 2019 and has recorded a net deferred tax liability of $138.8 million, which is primarily related to intangible assets that cannot be amortized for tax purposes. See Note 2 to the interim condensed consolidated financial statements for additional information.
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
For the three months ended January 31, 2020, income tax expense was $11.4 million compared to $20.0 million for the three months ended January 31, 2019. The decrease in income tax expense for the three months ended January 31, 2020 was primarily attributable to changes in the expected mix of earnings among tax jurisdictions, the favorable impacts of the reduction of interest addbacks, additional domestic tax credits extended to the current fiscal year, and discrete items.

NOTE 9 — POST RETIREMENT BENEFIT PLANS
During the three months ended January 31, 2020, lump sum payments totaling $44.3 million were made to United States defined benefit plan participants who agreed to such payments, representing the current fair value of the participant’s respective pension benefit. The payments were made from plan assets resulting in a decrease in the fair value of both the plan assets and the projected benefit obligation of $44.3 million and non-cash pension settlement income of $0.1 million of unrecognized net actuarial gain included in accumulated other comprehensive income. Additionally, two United States defined benefit plans were combined.

As a result of the two events described above, two United States defined benefit plans were remeasured as of December 31, 2019, resulting in a $19.0 million decline in projected benefit obligations a $9.3 million decline in the fair value of plan assets. These reductions were due to an increase in discount rates to 3.38 percent, from the Company's year-end disclosures.

The components of net periodic pension cost include the following:

	Three Months Ended January 31,
(in millions)	2020	2019
Service cost	$3.2	$2.5
Interest cost	6.6	5.2
Expected return on plan assets	(10.3)	(6.2)
Amortization of prior service cost	3.5	1.8
Net periodic pension cost	$3.0	$3.3

Contributions, including benefits paid directly by the Company, to the pension plans were $9.0 million and $3.7 million, in the three months ended January 31, 2020 and 2019, respectively.
The components of net periodic post-retirement benefit include the following:

	Three Months Ended January 31,
(in millions)	2020	2019
Interest cost	$0.1	$0.1
Amortization of prior service benefit	(0.1)	(0.4)
Net periodic post-retirement benefit	$—	$(0.3)

The components of net periodic pension cost and net periodic post-retirement benefit, other than the service cost components, are included in the line item "Other expense (income), net" in the interim condensed consolidated statements of income.
NOTE 10 — CONTINGENT LIABILITIES AND ENVIRONMENTAL RESERVES
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
The Company is currently involved in legal proceedings outside of the United States related to various wrongful termination lawsuits filed by former employees and benefit claims filed by some existing employees of the Company's Flexible Products & Services segment. The lawsuits include claims for severance for employment periods prior to the Company’s ownership in the business. As of January 31, 2020, and October 31, 2019, the estimated liability recorded related to these matters were $0.6 million and $0.6 million, respectively. The estimated liability has been determined based on the number of active cases and the settlements and rulings on previous cases. It is reasonably possible the estimated liability could increase if additional cases are filed or adverse rulings are made.
Since 2017, three reconditioning facilities in the Milwaukee, Wisconsin area that are owned by Container Life Cycle Management LLC ("CLCM"), the Company’s U.S. reconditioning joint venture company, have been subject to investigations conducted by federal, state and local governmental agencies concerning, among other matters, potential violations of environmental laws and regulations. As a result of these investigations, the United States Environmental Protection Agency (“U.S. EPA”) and the Wisconsin Department of Natural Resources (“WDNR”) have issued notices of violations to the Company and CLCM regarding violations of certain federal and state environmental laws and regulations. The remedies being sought in these proceedings include compliance with the applicable environmental laws and regulations as being interpreted by the U.S. EPA and WDNR and monetary sanctions. The Company has cooperated with the governmental agencies in these investigations and proceedings. As of February 28, 2020, no material citations have been issued or material fines assessed with respect to any violation of environmental laws and regulations. Since these proceedings are in their investigative stage, the Company is unable to predict the outcome of these proceedings or estimate a range of reasonable possible monetary sanctions or costs associated with any remedial actions that may be required or requested by the U.S. EPA or WDNR.
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
Environmental Reserves
As a result of the Caraustar Acquisition, the Company acquired The Newark Group, Inc., a subsidiary of Caraustar (“Newark”), and became subject to Newark’s Lower Passaic River environmental and litigation liability. By letters dated February 14, 2006 and June 2, 2006, the United States Environment Protection Agency (“EPA”) notified Newark of its potential liability under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) relating to the Diamond Alkali Superfund Site, which includes a 17-mile stretch of the Lower Passaic River that EPA has denominated the Lower Passaic River Study Area (“LPRSA”). Newark is one of at least 70 potentially responsible parties identified in this case. The EPA alleges that hazardous substances were released from Newark’s now-closed Newark, New Jersey recycled paperboard mill into the Lower Passaic River. The EPA informed Newark that it may be potentially liable for response costs that the government may incur relating to the study of the LPRSA and for unspecified natural resource damages.
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
The Company has completed its initial assessment of these matters as part of its purchase price allocation. As of January 31, 2020, the Company has accrued $11.2 million for the Diamond Alkali Superfund Site. It is possible that, once the Company finalizes its purchase price allocation, it could record an adjustment to this environmental reserve related to the acquisition. Further, it is possible that there could be resolution of uncertainties in the future that would require the Company to record charges, which could be material to future earnings.
As of January 31, 2020, and October 31, 2019, the Company's environmental reserves were $18.7 million and $18.7 million, respectively. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability.
Aside from the Diamond Alkali Superfund Site, other environmental reserves of the Company as of January 31, 2020 and October 31, 2019 included $3.3 million and $3.3 million, respectively, for various European drum facilities acquired from Blagden and Van Leer; $0.1 million and $0.1 million, respectively, for its various container life cycle management and recycling facilities acquired in 2011 and 2010; $0.4 million and $0.3 million, respectively, for remediation of sites no longer owned by the Company; $2.0 million and $2.0 million, respectively, for landfill closure obligations in the Company's Paper Packaging & Services segment; and $1.7 million and $1.8 million, respectively, for various other facilities around the world.
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
NOTE 11 — EARNINGS PER SHARE
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
The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding

*Diluted Class B EPS calculation is identical to Basic Class B calculation
The following table provides EPS information for each period, respectively:

	Three Months Ended January 31,
(in millions)	2020	2019
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$32.3	$29.7
Cash dividends	(25.9)	(25.7)
Undistributed net income attributable to Greif, Inc.	$6.4	$4.0

The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.
Common Stock Repurchases
The Board of Directors has authorized the Company to repurchase shares of the Company's Class A Common Stock or Class B Common Stock or any combination of the foregoing. As of January 31, 2020, and 2019 the remaining amount of shares that may be repurchased under this authorization was 4,703,487 and 4,703,487, respectively. There were no shares repurchased under this program from November 1, 2018 through January 31, 2020.
The following table summarizes the Company’s Class A and Class B common and treasury shares as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
January 31, 2020
Class A Common Stock	128,000,000	42,281,920	26,260,943	16,020,977
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275

October 31, 2019
Class A Common Stock	128,000,000	42,281,920	26,257,943	16,023,977
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended January 31,
	2020	2019
Class A Common Stock:
Basic shares	26,260,943	25,991,433
Assumed conversion of restricted shares	153,337	—
Diluted shares	26,414,280	25,991,433
Class B Common Stock:
Basic and diluted shares	22,007,725	22,007,725

NOTE 12 — LEASES
The Company leases certain buildings, warehouses, land, transportation equipment, operating equipment, and office equipment with remaining lease terms from less than one year up to 20 years. The Company reviews all options to extend, terminate, or purchase a right of use asset at the time of lease inception and accounts for options deemed reasonably certain.
The Company combines lease and non-lease components for all leases except real estate, for which these components are presented separately. Leases with an initial term of twelve months or less are not capitalized and are recognized on a straight-line basis over the lease term. The implicit rate is not readily determinable for substantially all of the Company's leases, therefore the initial present value of lease payments is calculated utilizing an estimated incremental borrowing rate determined at the portfolio level based on market and Company specific information.
Certain of the Company’s leases include variable costs. As the right of use asset recorded on the balance sheet was determined based upon factors considered at the commencement date, changes in these variable expenses are not capitalized and are expensed as incurred throughout the lease term.
As of January 31, 2020, the Company has not entered into any significant leases which have not yet commenced.

The following table presents the balance sheet classification of the Company’s lease assets and liabilities as of January 31, 2020:

(in millions)	Balance Sheet Classification	January 31, 2020
Lease Assets
Operating lease assets	Operating lease assets	$327.2
Finance lease assets	Other long-term assets	5.2
Total lease assets		$332.4

Lease Liabilities
Current operating lease liabilities	Current portion of operating lease liabilities	$60.3
Current finance lease liabilities	Other current liabilities	1.8
Total current lease liabilities		62.1

Non-current operating lease liabilities	Operating lease liabilities	271.4
Non-current finance lease liabilities	Other long-term liabilities	3.4
Total non-current lease liabilities		274.8
Total lease liabilities		$336.9

The following table presents the lease expense components for the three months ended January 31, 2020:

(in millions)	Three Months Ended January 31, 2020
Operating lease cost	$17.2
Finance lease cost	0.2
Variable lease cost*	6.2
Total lease cost	$23.6
* Amount includes short-term lease costs. The Company continues to account for short-lease leases, which are immaterial for individual reporting
Future maturity for the Company's lease liabilities, during the next five years, and in the aggregate for the years thereafter, are as follows:

(in millions)	Operating Leases	Finance Leases	Total expected payments
2020	$66.9	$1.4	$68.3
2021	60.2	1.4	61.6
2022	51.7	1.1	52.8
2023	43.0	0.8	43.8
2024	33.9	0.5	34.4
Thereafter	133.7	0.3	134.0
Total lease payments	$389.4	$5.5	$394.9
Less: Interest	(57.7)	(0.3)	(58.0)
Lease liabilities	$331.7	$5.2	$336.9

The following table presents the weighted-average lease term and discount rate as of January 31, 2020:

Weighted-average remaining lease term (years):
Operating leases	10.4
Finance leases	4.2
Weighted-average discount rate:
Operating leases	3.39%
Finance leases	3.45%
The following table presents other required lease related information for the three months ended January 31, 2020:

(in millions)	January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$17.1
Financing cash flows used for finance leases	0.4
Leased assets obtained in exchange for new operating lease liabilities	28.7
Leased assets obtained in exchange for new finance lease liabilities	—

In compliance with ASC 842, the Company must provide the prior year disclosures required under the previous lease guidance for comparative periods presented herein.

The table below contains information related to the Company’s rent expense as disclosed within the 10-K for the period ended October 31, 2019:

	Year Ended October 31,
(in millions)	2019	2018	2017
Rent Expense	$86.2	$47.1	$41.0

The following table provides the Company’s minimum rent commitments under operating leases in the next five years and the remaining years thereafter as disclosed within the 10-K for the period ended October 31, 2019:

(in millions)	Operating Leases	Capital Leases
Year(s):
2020	$64.8	$1.8
2021	57.0	1.6
2022	48.7	1.3
2023	40.1	1.0
2024	31.6	0.6
Thereafter	117.5	0.3
Total	$359.7	$6.6

Minimum rent commitments under capital leases in 2020 and thereafter are attributable to addition of capital leases through the Caraustar Acquisition.

NOTE 13 — EQUITY AND COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in equity for the three months ended January 31, 2020 (Dollars in millions, shares in thousands):

	Three-Months Ended January 31, 2020
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2019	48,266	$162.6	28,576	$(134.8)	$1,539.0	$(433.7)	$1,133.1	$58.0	$1,191.1
Net income					32.3		32.3	3.8	36.1
Other comprehensive income (loss):
Foreign currency translation						(1.1)	(1.1)	(2.0)	(3.1)
Derivative financial instruments, net of immaterial income tax expense						0.2	0.2		0.2
Minimum pension liability adjustment, net of $7.5 million of income tax expense						21.7	21.7		21.7
Comprehensive income			.				53.1		54.9
Current period mark to redemption value of redeemable noncontrolling interest					3.3		3.3		3.3
Net income allocated to redeemable noncontrolling interests							—	(0.1)	(0.1)
Dividends paid to Greif, Inc. shareholders ($0.44 and $0.65 per Class A share and Class B share, respectively)					(25.9)		(25.9)		(25.9)
Dividends paid to noncontrolling interests and other							—	(0.8)	(0.8)
Restricted stock, executive	3	0.1	(3)	0.1			0.2		0.2
As of January 31, 2020	48,269	$162.7	28,573	$(134.7)	$1,548.7	$(412.9)	$1,163.8	$58.9	$1,222.7
The following table summarizes the changes in equity for the three months ended January 31, 2019 (Dollars in millions, shares in thousands):

	Three-Month Period Ended January 31, 2019
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2018	47,949	$150.5	28,893	$(135.4)	$1,469.8	$(377.1)	$1,107.8	$46.4	$1,154.2
Net income					29.7		29.7	6.1	35.8
Other comprehensive income (loss):
Foreign currency translation						4.2	4.2	1.0	5.2
Derivative financial instruments, net of income tax benefit of $1.9 million						(5.7)	(5.7)		(5.7)
Minimum pension liability adjustment, net of immaterial income tax						(0.8)	(0.8)		(0.8)
Comprehensive income							27.4		34.5
Adoption of ASU 2016-16					(2.1)		(2.1)		(2.1)
Current period mark to redemption value of redeemable noncontrolling interest					0.2		0.2		0.2
Net income allocated to redeemable noncontrolling interests							—	(0.8)	(0.8)
Dividends paid to Greif, Inc. shareholders ($0.44 and $0.65 per Class A share and Class B share, respectively)					(25.7)		(25.7)		(25.7)
Dividends paid to noncontrolling interests							—	(0.4)	(0.4)
Long-term incentive shares issued	292	11.0	(292)	0.6			11.6		11.6
As of January 31, 2019	48,241	$161.5	28,601	$(134.8)	$1,471.9	$(379.4)	$1,119.2	$52.3	$1,171.5

The following table provides the rollforward of accumulated other comprehensive income (loss) for the three months ended January 31, 2020:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2019	$(298.0)	$(12.7)	$(123.0)	$(433.7)
Other Comprehensive Income (Loss)	(1.1)	0.2	21.7	20.8
Balance as of January 31, 2020	$(299.1)	$(12.5)	$(101.3)	$(412.9)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the three months ended January 31, 2019:

(in millions)	Foreign Currency Translation	Interest Rate Derivative	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2018	$(292.8)	$13.4	$(97.7)	$(377.1)
Other Comprehensive Income (Loss)	4.2	(5.7)	(0.8)	(2.3)
Balance as of January 31, 2019	$(288.6)	$7.7	$(98.5)	$(379.4)

The components of accumulated other comprehensive income (loss) above are presented net of tax, as applicable.
NOTE 14 — BUSINESS SEGMENT INFORMATION
The Company has eight operating segments, which are aggregated into four reportable business segments: Rigid Industrial Packaging & Services; Paper Packaging & Services; Flexible Products & Services; and Land Management.
The Company’s reportable business segments offer different products and services. The accounting policies of the reportable business segments are substantially the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies” note in the 2019 Form 10-K.
On June 11, 2019, the Company completed the Tholu Acquisition. The results of Tholu are recorded within the Rigid Industrial Packaging & Services segment, which incorporates IBC packaging services.
On February 11, 2019, the Company completed the Caraustar Acquisition. The results of Caraustar are recorded within the Paper Packaging & Services segment while the Company evaluates the impact of the Caraustar Acquisition on its reportable business segments.
The following tables present net sales disaggregated by geographic area for each reportable segment for the three months ended January 31, 2020:

	Three Months Ended January 31, 2020
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Rigid Industrial Packaging & Services	$201.8	$258.8	$108.1	$568.7
Paper Packaging & Services	467.8	—	5.9	473.7
Flexible Products & Services	7.3	48.5	7.2	63.0
Land Management	7.0	—	—	7.0
Total net sales	$683.9	$307.3	$121.2	$1,112.4

The following tables present net sales disaggregated by geographic area for each reportable segment for the three months ended January 31, 2019:

	Three Months Ended January 31, 2019
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Rigid Industrial Packaging & Services	$225.4	$251.9	$120.6	$597.9
Paper Packaging & Services	217.3	—	—	217.3
Flexible Products & Services	8.2	59.2	7.7	75.1
Land Management	6.7	—	—	6.7
Total net sales	$457.6	$311.1	$128.3	$897.0
The following segment information is presented for the periods indicated:

	Three Months Ended January 31,
(in millions)	2020	2019
Operating profit:
Rigid Industrial Packaging & Services	$42.8	$23.3
Paper Packaging & Services	32.5	35.3
Flexible Products & Services	2.0	6.0
Land Management	1.9	2.6
Total operating profit	$79.2	$67.2

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$19.6	$19.7
Paper Packaging & Services	39.2	8.8
Flexible Products & Services	1.5	1.7
Land Management	1.0	1.1
Total depreciation, depletion and amortization expense	$61.3	$31.3

The following table presents total assets by segment and total properties, plants and equipment, net by geographic area:

(in millions)	January 31, 2020	October 31, 2019
Assets:
Rigid Industrial Packaging & Services	$2,212.2	$2,006.3
Paper Packaging & Services	2,736.6	2,686.3
Flexible Products & Services	163.2	148.2
Land Management	348.0	348.7
Total segments	5,460.0	5,189.5
Corporate and other	261.5	237.2
Total assets	$5,721.5	$5,426.7

Properties, plants and equipment, net:
United States	$1,278.2	$1,295.8
Europe, Middle East and Africa	273.0	277.1
Asia Pacific and other Americas	113.6	117.4
Total properties, plants and equipment, net	$1,664.8	$1,690.3

NOTE 15 — REDEEMABLE NONCONTROLLING INTERESTS
Mandatorily Redeemable Noncontrolling Interests
The terms of the joint venture agreement for one joint venture within the Rigid Industrial Packaging & Services segment include mandatory redemption by the Company, in cash, of the noncontrolling interest holders’ equity at a formulaic price after the expiration of a lockout period specific to each noncontrolling interest holder. The redemption features cause the interest to be classified as a mandatorily redeemable instrument under the accounting guidance, and this interest is included at the current redemption value each period in long-term or short-term liabilities of the Company, as applicable. The impact of marking to redemption value at each period end is recorded in interest expense. The carrying amount is not reduced below the initially recorded contribution. The Company has a contractual obligation to redeem the outstanding equity interest of each remaining partner in 2021 and 2022, respectively.
The following table summarizes the change in mandatorily redeemable noncontrolling interest for the three months ended January 31, 2020:

(in millions)	Mandatorily Redeemable Noncontrolling Interest
Balance as of October 31, 2019	$8.4
Current period mark to redemption value	—
Balance as of January 31, 2020	$8.4

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
On November 15, 2018, one of the noncontrolling interest owners related to one of the Paper Packaging & Services joint ventures exercised their put option for all of their ownership interest. During 2019 , the Company made a payment for approximately $10.1 million to the noncontrolling interest owner. The Company also entered into a Stock Purchase Agreement with another noncontrolling interest owner related to the same Paper Packaging & Services joint venture, pursuant to which the owner received a $1.8 million payment for certain of its equity.
Redeemable noncontrolling interests are reflected in the interim condensed consolidated balance sheets at redemption value. The following table summarizes the change in redeemable noncontrolling interest for the three months ended January 31, 2020:

(in millions)	Redeemable Noncontrolling Interest
Balance as of October 31, 2019	$21.3
Current period mark to redemption value	(3.3)
Redeemable noncontrolling interest share of income and other	0.1
Dividends to redeemable noncontrolling interest and other	(0.3)
Balance as of January 31, 2020	$17.8

NOTE 16 — SUBSEQUENT EVENTS
On February 26, 2020, the Company entered into a definitive agreement with Graphic Packaging Holding Company (“Graphic Packaging”) for the sale of the Company’s Consumer Packaging Group (“CPG”) business to Graphic Packaging for $85.0 million in cash. The Company expects to complete the transaction by March 31, 2020, and expects to utilize the proceeds for debt repayment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-Q to the years, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year, unless otherwise stated.
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our interim condensed consolidated balance sheets as of January 31, 2020 and October 31, 2019, and for the interim condensed consolidated statements of income for the three months ended January 31, 2020 and 2019. This discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 (the “2019 Form 10-K”). Readers are encouraged to review the entire 2019 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, whether expressed in or implied by the statements. Such risks and uncertainties that might cause a difference include, but are not limited to, the following: (i) historically, our business has been sensitive to changes in general economic or business conditions, (ii) we may not successfully implement our business strategies, including achieving our growth objectives, (iii) our level of indebtedness could adversely affect our liquidity, limit our flexibility in responding to business opportunities, and increase our vulnerability to adverse changes in economic and industry conditions, (iv) our operations subject us to currency exchange and political risks that could adversely affect our results of operations, (v) the current and future challenging global economy and disruption and volatility of the financial and credit markets may adversely affect our business, (vi) the continuing consolidation of our customer base and suppliers may intensify pricing pressure, (vii) we operate in highly competitive industries, (viii) our business is sensitive to changes in industry demands, (ix) raw material and energy price fluctuations and shortages may adversely impact our manufacturing operations and costs, (x) changes in U.S. trade policies could impact the cost of imported goods into the U.S., which may materially impact our revenues or increase our operating costs, (xi) the results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, (xii) geopolitical conditions, including direct or indirect acts of war or terrorism, could have a material adverse effect on our operations and financial results, (xiii) we may encounter difficulties arising from acquisitions, (xiv) in connection with acquisitions or divestitures, we may become subject to liabilities, (xv) the acquisition of Caraustar Industries, Inc. and its subsidiaries subjects us to various risks and uncertainties, (xvi) we may incur additional restructuring costs and there is no guarantee that our efforts to reduce costs will be successful, (xvii) we could be subject to changes our tax rates, the adoption of new U.S. or foreign tax legislation or exposure to additional tax liabilities, (xviii) full realization of our deferred tax assets may be affected by a number of factors, (xix) several operations are conducted by joint ventures that we cannot operate solely for our benefit, (xx) certain of the agreements that govern our joint ventures provide our partners with put or call options, (xxi) our ability to attract, develop and retain talented and qualified employees, managers and executives is critical to our success, (xxii) our business may be adversely impacted by work stoppages and other labor relations matters, (xxiii) we may not successfully identify illegal immigrants in our workforce, (xxiv) our pension and postretirement plans are underfunded and will require future cash contributions and our required future cash contributions could be higher than we expect, each of which could have a material adverse effect on our financial condition and liquidity, (xxv) we may be subject to losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage, (xxvi) our business depends on the uninterrupted operations of our facilities, systems and business functions, including our information technology and other business systems, (xxvii) a security breach of customer, employee, supplier or Company information may have a material adverse effect on our business, financial condition and results of operations, (xxviii) legislation/regulation related to environmental and health and safety matters and corporate social responsibility could negatively impact our operations and financial performance, (xxix) product liability claims and other legal proceedings could adversely affect our operations and financial performance, (xxx) we may incur fines or penalties, damage to our reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws, (xxxi) our global operations subject us to the public health epidemics affecting countries or regions in which we have operations or do business, such as the coronavirus first identified in China, which, if sustained, could impact our employees, customers, supply chain and production in affected regions, (xxxii) changing climate, climate change regulations and greenhouse gas effects may adversely affect our operations and financial performance, (xxxiii) the frequency and volume of our timber and timberland sales will impact our financial performance, (xxxiv) changes in U.S. generally accepted accounting principles (GAAP) and SEC rules and regulations could materially impact our reported results, (xxxv) if we fail to maintain an effective system of internal control, we may not be able to accurately report financial results or prevent fraud, and (xxxvi) we have a significant amount of goodwill and long-lived assets which, if impaired in the future, would adversely impact our results of operations. The risks described above are not all-inclusive, and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. For a detailed discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, see “Risk Factors” in Part I, Item 1A of our most recently filed Form 10-K, updated by Part II Item 1A of this Form 10-Q, and our other filings with the Securities and Exchange Commission. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
OVERVIEW
Business Segments
We operate in four reportable business segments: Rigid Industrial Packaging & Services; Paper Packaging & Services; Flexible Products & Services; and Land Management.
In the Rigid Industrial Packaging & Services segment, we are a leading global producer of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, filling, logistics, warehousing and other packaging services. We sell our industrial packaging products to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and minerals, among others.

In the Paper Packaging & Services segment, we produce and sell containerboard, corrugated sheets, corrugated containers, and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, automotive components, books and furniture, as well as numerous other applications. We also produce and sell coated and uncoated recycled paperboard, some of which we use to produce and sell industrial products (tubes and cores, construction products, protective packaging, and adhesives) and consumer packaging products (folding cartons, set-up boxes, and packaging services). In addition, we also purchase and sell recycled fiber.
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
In the Land Management segment, we are focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use ("HBU") land and development land. As of January 31, 2020, we owned approximately 246,000 acres of timber property in the southeastern United States.
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
Our critical accounting policies are discussed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2019 Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the interim condensed consolidated financial statements with useful and reliable information about our results of operations and financial condition. No material changes to our critical accounting policies, as previously disclosed, have occurred during the first three months of 2020.
Recently Issued and Newly Adopted Accounting Standards
See Note 1 to the Interim Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for a detailed description of recently issued and newly adopted accounting standards.
RESULTS OF OPERATIONS
The following comparative information is presented for the three months ended January 31, 2020 and 2019. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.
Items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A — Risk Factors, of the 2019 Form 10-K, updated by Part II, Item 1A of this Form 10-Q. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.
The non-GAAP financial measures of EBITDA and Adjusted EBITDA are used throughout the following discussion of our results of operations, both for our consolidated and segment results. For our consolidated results, EBITDA is defined as net income, plus interest expense, net, plus income tax expense, plus depreciation, depletion and amortization, and Adjusted EBITDA is defined as EBITDA plus restructuring charges, plus acquisition and integration related costs, plus non-cash asset impairment charges, plus non-cash pension settlement (income) charges, less (gain) loss on disposal of properties, plants, equipment and businesses, net. Since we do not calculate net income by business segment, EBITDA and Adjusted EBITDA by business segment are reconciled to operating profit by business segment. In that case, EBITDA is defined as operating profit by business segment less other (income) expense, net, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization expense for that business segment, and Adjusted EBITDA is defined as EBITDA plus restructuring charges, plus acquisition and integration related costs, plus non-cash asset impairment charges, plus non-cash pension settlement (income) charges, less (gain) loss on disposal of properties, plants, equipment and businesses, net, for that business segment. We use EBITDA and Adjusted EBITDA as financial measures to evaluate our historical and ongoing operations and believe that these non-GAAP financial measures are useful to enable investors to perform meaningful comparisons of our historical and current performance. In addition, we present our U.S. and non-U.S. income before income taxes after eliminating the impact of non-cash asset impairment charges, non-cash pension settlement (income) charges, restructuring charges, acquisition and integration related costs and (gains) losses on sales of businesses, net, which are non-GAAP financial measures. We believe that excluding the impact of these adjustments enable investors to perform a meaningful comparison of our current and historical performance that investors find valuable. The foregoing non-GAAP financial measures are intended to supplement and should be read together with our financial results. These non-GAAP financial measures should not be considered an alternative or substitute for, and should not be considered superior to, our reported financial results. Accordingly, users of this financial information should not place undue reliance on the non-GAAP financial measures.

First Quarter Results
The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our business segments for the three months ended January 31, 2020 and 2019:

	Three Months Ended January 31,
(in millions)	2020	2019
Net sales:
Rigid Industrial Packaging & Services	$568.7	$597.9
Paper Packaging & Services	473.7	217.3
Flexible Products & Services	63.0	75.1
Land Management	7.0	6.7
Total net sales	$1,112.4	$897.0
Operating profit:
Rigid Industrial Packaging & Services	$42.8	$23.3
Paper Packaging & Services	32.5	35.3
Flexible Products & Services	2.0	6.0
Land Management	1.9	2.6
Total operating profit	$79.2	$67.2
EBITDA:
Rigid Industrial Packaging & Services	$60.0	$43.2
Paper Packaging & Services	73.0	44.0
Flexible Products & Services	3.6	7.9
Land Management	2.9	3.7
Total EBITDA	$139.5	$98.8
Adjusted EBITDA:
Rigid Industrial Packaging & Services	$62.5	$48.7
Paper Packaging & Services	77.9	46.5
Flexible Products & Services	4.1	7.9
Land Management	2.9	3.2
Total Adjusted EBITDA	$147.4	$106.3

The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the three months ended January 31, 2020 and 2019:

	Three Months Ended January 31,
(in millions)	2020	2019
Net income	$36.1	$35.8
Plus: interest expense, net	30.7	11.7
Plus: income tax expense	11.4	20.0
Plus: depreciation, depletion and amortization expense	61.3	31.3
EBITDA	$139.5	$98.8
Net income	$36.1	$35.8
Plus: interest expense, net	30.7	11.7
Plus: non-cash pension settlement income	(0.1)	—
Plus: income tax expense	11.4	20.0
Plus: other (income) expense, net	1.3	(0.2)
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.2)	(0.1)
Operating profit	79.2	67.2
Less: other (income) expense, net	1.3	(0.2)
Less: non-cash pension settlement income	(0.1)	—
Less: equity earnings of unconsolidated affiliates, net of tax	(0.2)	(0.1)
Plus: depreciation, depletion and amortization expense	61.3	31.3
EBITDA	139.5	98.8
Plus: restructuring charges	3.3	3.7
Plus: acquisition and integration related costs	5.1	2.6
Plus: non-cash asset impairment charges	0.1	2.1
Plus: non-cash pension settlement income	(0.1)	—
Less: gain on disposal of properties, plants, equipment, and businesses, net	(0.5)	(0.9)
Adjusted EBITDA	$147.4	$106.3

The following table sets forth EBITDA and Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the three months ended January 31, 2020 and 2019:

	Three Months Ended January 31,
(in millions)	2020	2019
Rigid Industrial Packaging & Services
Operating profit	$42.8	$23.3
Less: other (income) expense, net	2.6	(0.1)
Less: equity earnings of unconsolidated affiliates, net of tax	(0.2)	(0.1)
Plus: depreciation and amortization expense	19.6	19.7
EBITDA	60.0	43.2
Plus: restructuring charges	1.8	3.6
Plus: acquisition and integration related costs	—	0.1
Plus: non-cash asset impairment charges	0.1	2.1
Less: (gain) loss on disposal of properties, plants, equipment, and businesses, net	0.6	(0.3)
Adjusted EBITDA	$62.5	$48.7
Paper Packaging & Services
Operating profit	$32.5	$35.3
Less: other (income) expense, net	(1.2)	0.1
Less: non-cash pension settlement income	(0.1)	—
Plus: depreciation and amortization expense	39.2	8.8
EBITDA	73.0	44.0
Plus: restructuring charges	1.0	0.1
Plus: acquisition and integration related costs	5.1	2.5
Plus: non-cash pension settlement income	(0.1)	—
Less: gain on disposal of properties, plants, equipment, net	(1.1)	(0.1)
Adjusted EBITDA	$77.9	$46.5
Flexible Products & Services
Operating profit	$2.0	$6.0
Less: other income, net	(0.1)	(0.2)
Plus: depreciation and amortization expense	1.5	1.7
EBITDA	3.6	7.9
Plus: restructuring charges	0.5	—
Adjusted EBITDA	$4.1	$7.9
Land Management
Operating profit	$1.9	$2.6
Plus: depreciation, depletion and amortization expense	1.0	1.1
EBITDA	2.9	3.7
Less: gain on disposal of properties, plants, equipment, net	—	(0.5)
Adjusted EBITDA	$2.9	$3.2
Net Sales
Net sales were $1,112.4 million for the first quarter of 2020 compared with $897.0 million for the first quarter of 2019. The $215.4 million increase was primarily due to the sales contributed by the acquired Caraustar Industries, Inc. and its subsidiaries ("Caraustar") operations, partially offset by lower volumes in certain regions and the impact of foreign currency translation. See the "Segment Review" below for additional information on net sales by segment for the first quarter of 2020.
Gross Profit

Gross profit was $222.6 million for the first quarter of 2020 compared with $172.8 million for the first quarter of 2019. The respective reasons for the improvement or decline in gross profit, as the case may be, for each segment are described below in the “Segment Review.” Gross profit margin was 20.0 percent for the first quarter of 2020 compared with 19.3 percent for the first quarter of 2019.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $135.4 million for the first quarter of 2020 and $98.1 million for the first quarter of 2019. This increase was primarily due to expenses attributable to the acquired Caraustar operations, partially offset by a reduction in salaries and benefits costs. SG&A expenses were 12.2 percent of net sales for the first quarter of 2020 compared with 10.9 percent of net sales for the first quarter of 2019.
Restructuring Charges
Restructuring charges were $3.3 million for the first quarter of 2020 compared with $3.7 million for the first quarter of 2019. See Note 4 to the Interim Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information.
Acquisition and Integration related Costs
Acquisition and integration related costs were $5.1 million for the first quarter of 2020 compared with $2.6 million for the first quarter of 2019. We completed our acquisition of Caraustar on February 11, 2019 (the “Caraustar Acquisition”) and our acquisition of Tholu B.V. and its wholly owned subsidiary A. Thomassen Transport B.V. (collectively "Tholu") on June 11, 2019 (the "Tholu Acquisition"). The increase in acquisition and integration related costs was primarily due to expenses incurred in connection with the Caraustar Acquisition and the Tholu Acquisition. See Note 2 to the Interim Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information.
Impairment Charges
Non-cash asset impairment charges were $0.1 million for the first quarter of 2020 compared with $2.1 million for the first quarter of 2019. See Note 7 to the Interim Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information.
Gain on Disposal of Properties, Plants and Equipment, net
The gain on disposal of properties, plants and equipment, net was $0.5 million and $0.9 million for the first quarter of 2020 and 2019, respectively.
Financial Measures
Operating profit was $79.2 million for the first quarter of 2020 compared with $67.2 million for the first quarter of 2019. Net income was $36.1 million for the first quarter of 2020 compared with $35.8 million for the first quarter of 2019. Adjusted EBITDA was $147.4 million for the first quarter of 2020 compared with $106.3 million for the first quarter of 2019. The $41.1 million increase in Adjusted EBITDA was primarily due to the contribution from the acquired Caraustar operations, partially offset by lower volumes in certain regions.
Trends
We anticipate demand softness in the industrial manufacturing businesses, particularly in North America and APAC, to continue throughout the remainder of 2020. Additionally, raw material prices for steel, resin, old corrugated containers, recycled coated and uncoated paperboard are expected to remain relatively stable throughout the remainder of 2020. We also anticipate global macroeconomic conditions to be volatile in the near term due to the potential direct and indirect economic impacts due to the spread of the coronavirus that was first identified in China.

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

Net sales were $568.7 million for the first quarter of 2020 compared with $597.9 million for the first quarter of 2019. The $29.2 million decrease in net sales was primarily due to decreased volumes in the U.S. and APAC, decreased selling prices as a result of contractual price adjustments mechanisms related to raw material price decreases, and the impact of foreign currency translation.
Gross profit was $107.8 million for the first quarter of 2020 compared with $98.6 million for the first quarter of 2019. The $9.2 million increase in gross profit was primarily due to the timing of contractual pass through arrangements for raw material price decreases. Gross profit margin increased to 19.0 percent from 16.5 percent for the three months ended January 31, 2020 and 2019, respectively.
Operating profit was $42.8 million for the first quarter of 2020 compared with operating profit of $23.3 million for the first quarter of 2019. Adjusted EBITDA was $62.5 million for the first quarter of 2020 compared with $48.7 million for the first quarter of 2019. The increase was primarily due to the same factors that impacted gross profit and a decrease in the segment's SG&A expense.
Paper Packaging & Services
Our Paper Packaging & Services segment produces and sells containerboard, corrugated sheets, corrugated containers, and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, automotive components, books and furniture, as well as numerous other applications. We also produce and sell coated and uncoated recycled paperboard, some of which we use to produce and sell industrial products (tubes and cores, construction products, protective packaging, and adhesives) and consumer packaging products (folding cartons, set-up boxes, and packaging services). In addition, we also purchase and sell recycled fiber. Key factors influencing profitability in the Paper Packaging & Services segment are:

•	Selling prices, product mix, customer demand and sales volumes;

•	Raw material costs, primarily old corrugated containers;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges; and

•	Acquisition of businesses and facilities.
Net sales were $473.7 million for the first quarter of 2020 compared with $217.3 million for the first quarter of 2019. The $256.4 million increase was primarily due to $288.2 million of contribution from the acquired Caraustar operations, partially offset by decreased volumes and lower published containerboard prices.
Gross profit was $100.1 million for the first quarter of 2020 compared with $53.9 million for the first quarter of 2019. The increase in gross profit was primarily due to $57.4 million of contribution from the acquired Caraustar operations and lower old corrugated container input costs, partially offset by the same factors that impacted net sales. Gross profit margin was 21.1 percent and 24.8 percent for the first quarters of 2020 and 2019, respectively.

Operating profit was $32.5 million for the first quarter of 2020 compared with $35.3 million for the first quarter of 2019. Adjusted EBITDA was $77.9 million for the first quarter of 2020 compared with $46.5 million for the first quarter of 2019. The $31.4 million increase in Adjusted EBITDA was due primarily to $47.2 million of contribution from the acquired Caraustar operations, partially offset by the same factors that impacted gross profit.
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
Net sales were $63.0 million for the first quarter of 2020 compared with $75.1 million for the first quarter of 2019. The $12.1 million decrease was primarily due to volume decreases in Western Europe.
Gross profit was $12.3 million for the first quarter of 2020 compared with $17.4 million for the first quarter of 2019. The decrease was primarily attributable to the same factors that impacted net sales. The decrease in gross profit margin to 19.5 percent for the first quarter of 2020 from 23.2 percent for the first quarter of 2019 was primarily due to the same factors that impacted net sales.
Operating profit was $2.0 million for the first quarter of 2020 compared with $6.0 million for the first quarter of 2019. Adjusted EBITDA was $4.1 million for the first quarter of 2020 compared with $7.9 million for the first quarter of 2019. The decrease in Adjusted EBITDA was primarily due to the same factors that impacted net sales, partially offset by a reduction in the segment's SG&A expense.
Land Management
As of January 31, 2020, our Land Management segment consisted of approximately 246,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management segment are:

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
In order to maximize the value of our timber property, we continue to review our current portfolio and explore the development of certain of these properties. This process has led us to characterize our property as follows:

•	Surplus property, meaning land that cannot be efficiently or effectively managed by us, whether due to parcel size, lack of productivity, location, access limitations or for other reasons;

•	HBU property, meaning land that in its current state has a higher market value for uses other than growing and selling timber;

•	Development property, meaning HBU land that, with additional investment, may have a significantly higher market value than its HBU market value; and

•	Core Timberland, meaning land that is best suited for growing and selling timber.
We report the sale of timberland property in "timberland gains," the sale of HBU and surplus property in "gain on disposal of properties, plants and equipment, net" and the sale of timber and development property under "net sales" and "cost of products sold" in our interim condensed consolidated statements of income. All HBU and development property, together with surplus property, is used to productively grow and sell timber until the property is sold.
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

As of January 31, 2020, we had approximately 18,800 acres of special use property in the United States.
Net sales increased to $7.0 million for the first quarter of 2020 compared with $6.7 million for the first quarter of 2019.
Operating profit decreased to $1.9 million for the first quarter of 2020 compared with $2.6 million for the first quarter of 2019. Adjusted EBITDA was $2.9 million and $3.2 million for the first quarters of 2020 and 2019, respectively.
Other Income Statement Changes
Interest Expense, net
Interest expense, net, was $30.7 million for the first quarter of 2020 compared with $11.7 million for the first quarter of 2019. This increase was primarily due to the incremental debt incurred in connection with the Caraustar Acquisition.
U.S. and Non-U.S. Income before Income Tax Expense
See the following tables for details of the U.S. and non-U.S. income before income taxes and U.S. and non-U.S. income before income taxes after eliminating the impact of non-cash asset impairment charges, non-cash pension settlement income, restructuring charges, acquisition and integration related costs, and (gains) losses on sales of businesses (collectively, "Adjustments").

Summary
	Three Months Ended January 31,
	2020	2019
Non-U.S. % of Consolidated Net Sales	38.5%	49.0%
U.S. % of Consolidated Net Sales	61.5%	51.0%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T.	66.8%	26.8%
U.S. % of Consolidated I.B.I.T.	33.2%	73.2%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T. before Adjustments	58.3%	31.8%
U.S. % of Consolidated I.B.I.T. before Adjustments	41.7%	68.2%
	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation
	Three Months Ended January 31,
(in millions)	2020	2019
Non-U.S. I.B.I.T.	$31.6	$14.9
Non-cash asset impairment charges	0.1	2.1
Restructuring charges	0.8	3.3
Acquisition and integration related costs	—	0.1
Total Non-U.S. Adjustments	0.9	5.5
Non-U.S. I.B.I.T. before Adjustments	$32.5	$20.4

U.S. I.B.I.T. Reconciliation
	Three Months Ended January 31,
(in millions)	2020	2019
U.S. I.B.I.T.	$15.7	$40.8
Non-cash pension settlement income	(0.1)	—
Restructuring charges	2.5	0.4
Acquisition and integration related costs	5.1	2.5
Total U.S. Adjustments	7.5	2.9
U.S. I.B.I.T. before Adjustments	$23.2	$43.7
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
Income tax expense for the first quarter of 2020 was $11.4 million on $47.3 million of pretax income and income tax expense for the first quarter of 2019 was $20.0 million on $55.7 million of pretax income. The decrease to income tax expense was primarily caused by changes in the expected mix of earnings among tax jurisdictions, greater tax credit utilization and favorable one-time discrete items of $1.4 million that were recognized in this quarter. Income tax expense for the first quarter of 2019 reflected $2.3 million of tax expense related to the one-time transition tax liability, offset by foreign currency losses of $1.7 million recognized due to a change in the permanent reinvestment assertion that occurred during the quarter under ASC 740-30. Additionally, as a result of an indemnification on the divesture of one of Greif’s foreign subsidiaries, Greif recorded an additional tax liability of $2.3 million. Other immaterial discrete items in the quarter resulted in tax benefit of $0.7 million.
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
The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from zero to $3.4 million. Actual results may differ materially from this estimate.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests represents the portion of earnings from the operations of our non-wholly owned, consolidated subsidiaries that belong to the noncontrolling interest in those subsidiaries. Net income attributable to noncontrolling interests for the first quarter of 2020 and 2019 was $3.8 million and $6.1 million, respectively. The decrease was primarily due to a decrease in the net operating profit of the Flexible Products & Services segment joint venture that was formed in 2010 by Greif, Inc. and one of its indirect subsidiaries with Dabbagh Group Holding Company Limited and one of its subsidiaries (referred to herein as the “Flexible Packaging JV” or “FPS VIE”).
Net Income Attributable to Greif, Inc.
Based on the factors noted above, net income attributable to Greif, Inc. was $32.3 million for the first quarter of 2020 compared to $29.7 million for the first quarter of 2019.
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
Minimum pension liability, net
The change in minimum pension liability, net of tax was income of $21.7 million and a loss of $0.8 million for the first quarters of 2020 and 2019, respectively. This change was primarily due to the remeasurement of defined benefit plans in the United States as a result of pension events discussed in Note 9 to the Interim Condensed Consolidated Financial Statements.
BALANCE SHEET CHANGES
Working Capital changes
The $22.5 million decrease in accounts receivable to $641.7 million as of January 31, 2020 from $664.2 million as of October 31, 2019 was primarily due to lower sales in certain geographic regions.
The $12.7 million increase in inventories to $370.9 million as of January 31, 2020 from $358.2 million as of October 31, 2019 was primarily due to lower sales, offset by decreased raw material purchases and prices.
The $45.4 million decrease in accounts payable to $389.8 million as of January 31, 2020 from $435.2 million as of October 31, 2019 was primarily due to decreased sales, decreased raw material purchases and prices and the timing of payments.
Other balance sheet changes
The $10.8 million increase in prepaid expenses to $54.8 million as of January 31, 2020 from $44.0 million as of October 31, 2019 was primarily due to timing of payments.
The $17.6 million decrease in other intangible assets to $758.9 million as of January 31, 2020 from $776.5 million as of October 31, 2019 was primarily due to amortization. See Note 3 to the Interim Condensed Consolidated Financial Statements for additional information.
The $25.5 million decrease in properties, plants and equipment, net to $1,664.8 million as of January 31, 2020 from $1,690.3 million as of October 31, 2019 was primarily due to depreciation, partially offset by increased capital expenditures.
The $41.8 million decrease in accrued payroll and employee benefits to $100.6 million as of January 31, 2020 from $142.4 million as of October 31, 2019 was primarily due to annual incentive plan payments.
The $60.0 million increase in long term debt to $2,719.0 million as of January 31, 2020 from $2,659.0 million as of October 31, 2019 was primarily due to increased borrowing on the secured revolving credit facility under the 2019 Credit Agreement, as defined within the Liquidity and Capital Resources section below, partially offset by repayments on term loans and accounts receivable financing facilities. See Note 6 to the Interim Condensed Consolidated Financial Statements for additional information.
The $34.9 million decrease in pension liabilities to $142.7 million as of January 31, 2020 from $177.6 million as of October 31, 2019 was primarily due to plan settlements. See Note 9 to the Interim Condensed Consolidated Financial Statements for additional information.
The $15.4 million increase in other long term liabilities to $144.3 million as of January 31, 2020 from $128.9 million as of October 31, 2019 was primarily due to an increase of $7.6 million related to taxes, with the remaining variance disaggregated to minor activity.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are operating cash flows and borrowings under our senior secured credit facilities, proceeds from the senior notes we have issued, and proceeds from our trade accounts receivable credit facilities. We use these sources to fund our working capital needs, capital expenditures, cash dividends, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, borrowings under our senior secured credit facilities, and proceeds from our trade accounts receivable credit facilities will be sufficient to fund our anticipated working capital, capital expenditures, cash dividends, stock purchases, debt repayment, potential acquisitions of businesses and other liquidity needs for at least 12 months.
Capital Expenditures

During the first three months of 2020 and 2019, we invested $24.7 million (excluding $1.6 million for purchases of and investments in timber properties) and $26.0 million (excluding $0.9 million for purchases of and investments in timber properties), respectively, in capital expenditures.
We anticipate future capital expenditures, excluding the potential purchases of and investments in timber properties, ranging from $160.0 million to $180.0 million in 2020. We anticipate that these expenditures will replace and improve existing equipment and fund new facilities.
United States Trade Accounts Receivable Credit Facility
On September 24, 2019, we amended and restated the existing receivable financing facility in the United States to establish a $275.0 million United States Trade Accounts Receivables Credit Facility (the "U.S. Receivables Facility") with several financial institutions. The U.S. Receivables Facility matures on September 24, 2020. As of January 31, 2020, $215.8 million, net of deferred financing costs of $0.2 million, was outstanding under the U.S. Receivable Facility. This was reported in 'Long-term debt' on the interim condensed consolidated balance sheets because we intend to refinance this obligation on a long-term basis and have the intent and ability to consummate a long-term refinancing by exercising the renewal option in the agreement or entering into a new financing arrangement.
We may terminate the U.S. Receivables Facility at any time upon five days prior written notice. The U.S. Receivables Facility is secured by certain of our United States trade accounts receivables and bears interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the U.S. Receivables Facility. The U.S. Receivables Facility also contains certain covenants and events of default, which are substantially the same as the covenants under the 2019 Credit Agreement. As of January 31, 2020, we were in compliance with these covenants. Proceeds of the U.S. Receivables Facility are available for working capital and general corporate purposes.
See Note 6 to the Interim Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information.
International Trade Accounts Receivable Credit Facilities
On June 17, 2019, Cooperage Receivables Finance B.V. and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc., entered into the Nieuw Amsterdam Receivables Financing Agreement (the "European RFA"). The European RFA provides an accounts receivable financing facility of up to €100.0 million ($110.1 million as of January 31, 2020) secured by certain European accounts receivable. The $79.6 million outstanding on the European RFA as of January 31, 2020 is reported as 'Long-term debt' on the interim condensed consolidated balance sheets because we intend to refinance these obligations on a long-term basis and have the intent and ability to consummate a long-term refinancing by exercising the renewal option in the respective agreement or entering into new financing arrangements.
We perform collection and administrative functions on the receivables related to the European RFA similar to the procedures we use for collecting all of our receivables. The servicing liability for these receivables is not material to the Interim Condensed Consolidated Financial Statements.
See Note 6 to the Interim Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information.
Borrowing Arrangements

Long-term debt is summarized as follows:

(in millions)	January 31, 2020	October 31, 2019
2019 Credit Agreement - Term Loans	$1,591.3	$1,612.2
Senior Notes due 2027	494.5	494.3
Senior Notes due 2021	219.7	221.7
Accounts receivable credit facilities	295.4	351.6
2019 Credit Agreement - Revolving Credit Facility	214.6	76.1
Other debt	0.4	0.4
	2,815.9	2,756.3
Less: current portion	83.8	83.7
Less: deferred financing costs	13.1	13.6
Long-term debt, net	$2,719.0	$2,659.0
2019 Credit Agreement
On February 11, 2019, we and certain of our subsidiaries entered into an amended and restated senior secured credit agreement (the “2019 Credit Agreement”) with a syndicate of financial institutions. Our obligations under the 2019 Credit Agreement are guaranteed by certain of our U.S. subsidiaries and non-U.S. subsidiaries.
The 2019 Credit Agreement provides for (a) an $800.0 million secured revolving credit facility, consisting of a $600.0 million multicurrency facility and a $200.0 million U.S. dollar facility, maturing on February 11, 2024, (b) a $1,275.0 million secured term loan A-1 facility with quarterly principal installments commencing on April 30, 2019 and continuing through maturity on January 31, 2024, and (c) a $400.0 million secured term loan A-2 facility with quarterly principal installments commencing on April 30, 2019 and continuing through maturity on January 31, 2026. In addition, we have an option to add an aggregate of $700.0 million to the secured revolving credit facility under the 2019 Credit Agreement with the agreement of the lenders.
The 2019 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that, at the end of any quarter, we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (as used in this paragraph only, “EBITDA”) to be greater than 4.75 to 1.00 and stepping down annually by 0.25 increments beginning on July 31, 2020 to 4.00 on July 31, 2023. The interest coverage ratio generally requires that, at the end of any quarter, we will not permit the ratio of (a) our consolidated EBITDA, to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve month period. As of January 31, 2020, we were in compliance with the covenants and other agreements in the 2019 Credit Agreement.
See Note 6 to the Interim Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information.
Senior Notes due 2027
On February 11, 2019, we issued $500.0 million of 6.50% Senior Notes due March 1, 2027 (the "Senior Notes due 2027"). Interest on the Senior Notes due 2027 is payable semi-annually commencing on September 1, 2019. Our obligations under the Senior Notes due 2027 are guaranteed by our U.S. subsidiaries that guarantee the 2019 Credit Agreement, as described above. The Senior Notes due 2027 are governed by an Indenture that contains various covenants. Certain of these covenants will be suspended if the Senior Notes due 2027 achieve investment grade ratings from both Moody’s Investors Service, Inc. and Standard & Poor’s Global Ratings and no default or event of default has occurred and is continuing. As of January 31, 2020, we were in compliance with these covenants.
See Note 6 to the Interim Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information.
Senior Notes due 2021

Our Luxembourg subsidiary has issued €200.0 million of 7.375% Senior Notes due July 15, 2021 (the "Senior Notes due 2021"). Interest on the Senior Notes due 2021 is payable semi-annually. The Senior Notes due 2021 are guaranteed on a senior basis by Greif, Inc. The Senior Notes due 2021 are governed by an Indenture that contains various covenants. As of January 31, 2020, we were in compliance with these covenants.
See Note 6 to the Interim Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information.
Interest Rate Derivatives
We have various borrowing facilities which charge interest based on the one month U.S. dollar LIBOR rate plus an interest spread. During the first quarter of 2020, we did not enter into any interest rate swaps.
In 2019, we entered into six interest rate swaps with a total notional amount of $1,300.0 million that amortize to $200.0 million over a five year term. The outstanding notional amount as of January 31, 2020 is $1,000.0 million. We receive variable rate interest payments based upon one month U.S. dollar LIBOR, and in return we are obligated to pay interest at a weighted-average interest rate of 2.49%.
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
As of January 31, 2020, and October 31, 2019, we had outstanding foreign currency forward contracts in the notional amount of $173.4 million, and $275.0 million, respectively.
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
See Note 7 to the Interim Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There has not been a significant change in the quantitative and qualitative disclosures about our market risk from the disclosures contained in the 2019 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Changes in Internal Control Over Financial Reporting
During the first quarter of 2020, we implemented new processes and internal controls related to the adoption of ASC 842 Leases to ensure ongoing adherence to the new guidance.
Disclosure Controls and Procedures
With the participation of our principal executive officer and principal financial officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. The scope of their evaluation of the effectiveness of our disclosure controls and procedures does not include any disclosure controls or procedures of Caraustar or Tholu, which were acquired in February 2019 and June 2019, respectively. These acquisitions constituted 26% of total assets and approximately 27% of revenue, included in our interim condensed consolidated financial statements as of and for the quarter ended January 31, 2020. See Note 2 to the Interim Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information. This exclusion is in accordance with the Securities and Exchange Commission's general guidance that a recently acquired business may be omitted from the scope of the assessment following the acquisition. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report:

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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
Public Health Epidemics
As a result of our global operations, we are subject to risks that include the impact of public health epidemics affecting countries or regions in which we have operations or do business, such as the coronavirus first identified in China. Such public health epidemics, if sustained, could impact our employees, customers, supply chain and production in affected regions. Additionally, a prolonged widespread epidemic could adversely impact global economies and financial markets resulting in an economic downturn that may impact demand for our products. Such impacts could adversely affect our profitability, cash flows and financial results.  At this point, the extent to which the coronavirus may impact our financial results is uncertain.
There have been no other material changes in our risk factors from those disclosed in the 2019 Form 10-K under Part I, Item 1A –– Risk Factors.
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GREIF, INC.
(Registrant)

Date: February 28, 2020	/s/ Lawrence A. Hilsheimer
Lawrence A. Hilsheimer,
Executive Vice President and Chief Financial Officer