Form 10-Q
period 2020-04-30
GREIF, INC
filed 2020-06-04
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock	GEF	New York Stock Exchange
Class B Common Stock	GEF-B	New York Stock Exchange
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on June 1, 2020:

Class A Common Stock	26,441,986 shares
Class B Common Stock	22,007,725 shares

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Net sales	$1,158.3	$1,213.3	$2,270.7	$2,110.3
Cost of products sold	917.6	964.6	1,807.4	1,688.8
Gross profit	240.7	248.7	463.3	421.5
Selling, general and administrative expenses	121.1	140.0	256.5	238.1
Restructuring charges	4.4	7.5	7.7	11.2
Acquisition and integration related costs	4.8	13.8	9.9	16.4
Non-cash asset impairment charges	1.3	—	1.4	2.1
Gain on disposal of properties, plants and equipment, net	(1.3)	(4.9)	(1.8)	(5.8)
Loss on disposal of businesses, net	38.4	1.7	38.4	1.7
Operating profit	72.0	90.6	151.2	157.8
Interest expense, net	29.3	33.9	60.0	45.6
Debt extinguishment charges	—	21.9	—	21.9
Non-cash pension settlement income	—	—	(0.1)	—
Other expense, net	1.1	2.3	2.4	2.1
Income before income tax expense and equity earnings of unconsolidated affiliates, net	41.6	32.5	88.9	88.2
Income tax expense	26.5	11.5	37.9	31.5
Equity earnings of unconsolidated affiliates, net of tax	(0.7)	(0.1)	(0.9)	(0.2)
Net income	15.8	21.1	51.9	56.9
Net income attributable to noncontrolling interests	(4.4)	(7.5)	(8.2)	(13.6)
Net income attributable to Greif, Inc.	$11.4	$13.6	$43.7	$43.3
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$0.19	$0.23	$0.74	$0.74
Class B common stock	$0.29	$0.34	$1.10	$1.09
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$0.19	$0.23	$0.74	$0.74
Class B common stock	$0.29	$0.34	$1.10	$1.09
Weighted-average number of Class A common shares outstanding:
Basic	26.4	26.3	26.3	26.1
Diluted	26.4	26.3	26.3	26.1
Weighted-average number of Class B common shares outstanding:
Basic	22.0	22.0	22.0	22.0
Diluted	22.0	22.0	22.0	22.0
Cash dividends declared per common share:
Class A common stock	$0.44	$0.44	$0.88	$0.88
Class B common stock	$0.66	$0.66	$1.31	$1.31
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2020	2019	2020	2019
Net income	$15.8	$21.1	$51.9	$56.9
Other comprehensive income (loss), net of tax:
Foreign currency translation	(52.3)	(14.7)	(55.4)	(9.5)
Derivative financial instruments	(23.1)	(10.0)	(22.9)	(15.7)
Minimum pension liabilities	1.3	0.7	23.0	(0.1)
Other comprehensive income (loss), net of tax	(74.1)	(24.0)	(55.3)	(25.3)
Comprehensive income (loss)	(58.3)	(2.9)	(3.4)	31.6
Comprehensive income attributable to noncontrolling interests	0.8	5.5	2.6	12.6
Comprehensive income (loss) attributable to Greif, Inc.	$(59.1)	$(8.4)	$(6.0)	$19.0
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	April 30, 2020	October 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$72.4	$77.3
Trade accounts receivable, less allowance of $8.3 in 2020 and $6.8 in 2019	640.5	664.2
Inventories:
Raw materials	241.0	238.4
Work-in-process	6.6	11.3
Finished goods	91.4	108.5
Assets held for sale	6.2	4.1
Assets held by special purpose entities	50.9	—
Prepaid expenses	49.8	44.0
Other current assets	89.1	101.2
	1,247.9	1,249.0
Long-term assets
Goodwill	1,474.7	1,517.8
Other intangible assets, net of amortization	740.2	776.5
Deferred tax assets	13.6	15.9
Assets held by special purpose entities	—	50.9
Pension asset	35.2	35.4
Operating lease assets	321.0	—
Other long-term assets	100.3	90.9
	2,685.0	2,487.4
Properties, plants and equipment
Timber properties, net of depletion	272.7	272.4
Land	165.2	178.0
Buildings	505.6	531.0
Machinery and equipment	1,899.5	1,866.2
Capital projects in progress	121.4	170.4
	2,964.4	3,018.0
Accumulated depreciation	(1,368.3)	(1,327.7)
	1,596.1	1,690.3
Total assets	$5,529.0	$5,426.7
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	April 30, 2020	October 31, 2019
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$418.3	$435.2
Accrued payroll and employee benefits	86.4	142.4
Restructuring reserves	6.8	11.3
Current portion of long-term debt	83.8	83.7
Short-term borrowings	3.4	9.2
Liabilities held by special purpose entities	43.3	—
Current portion of operating lease liabilities	53.1	—
Other current liabilities	145.4	143.6
	840.5	825.4
Long-term liabilities
Long-term debt	2,595.1	2,659.0
Operating lease liabilities	270.6	—
Deferred tax liabilities	309.6	313.0
Pension liabilities	138.1	177.6
Postretirement benefit obligations	11.5	12.2
Liabilities held by special purpose entities	—	43.3
Contingent liabilities and environmental reserves	18.6	18.7
Mandatorily redeemable noncontrolling interests	8.4	8.4
Long-term income tax payable	27.8	27.8
Other long-term liabilities	153.6	128.9
	3,533.3	3,388.9
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests (Note 17)	20.0	21.3
Equity
Common stock, without par value	169.2	162.6
Treasury stock, at cost	(134.4)	(134.8)
Retained earnings	1,531.8	1,539.0
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation	(347.8)	(298.0)
Derivative financial instruments	(35.6)	(12.7)
Minimum pension liabilities	(100.0)	(123.0)
Total Greif, Inc. shareholders' equity	1,083.2	1,133.1
Noncontrolling interests	52.0	58.0
Total shareholders' equity	1,135.2	1,191.1
Total liabilities and shareholders' equity	$5,529.0	$5,426.7
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended April 30,
(in millions)	2020	2019
Cash flows from operating activities:
Net income	$51.9	$56.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	122.5	86.8
Non-cash asset impairment charges	1.4	2.1
Non-cash pension settlement income	(0.1)	—
Gain on disposals of properties, plants and equipment, net	(1.8)	(5.8)
Loss on disposals of businesses, net	38.4	1.7
Unrealized foreign exchange (gain) loss	(0.8)	1.1
Deferred income tax benefit	(0.5)	(11.8)
Transition tax expense	—	2.3
Debt extinguishment charges	—	13.9
Non-cash lease expense	28.6	—
Other, net	(0.9)	2.9
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(28.7)	13.3
Inventories	(23.0)	(31.2)
Deferred purchase price on sold receivables	—	(6.9)
Accounts payable	20.2	(25.1)
Restructuring reserves	(4.3)	2.2
Operating leases	(28.1)	—
Pension and post-retirement benefit liabilities	(11.7)	(5.8)
Other, net	(43.8)	(44.0)
Net cash provided by (used in) operating activities	119.3	52.6
Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	—	(1,828.4)
Purchases of properties, plants and equipment	(65.4)	(63.6)
Purchases of and investments in timber properties	(2.8)	(2.3)
Purchases of equity method investments	(3.6)	—
Proceeds from the sale of properties, plants, equipment and other assets	3.0	10.6
Proceeds from the sale of businesses	81.6	0.4
Proceeds from insurance recoveries	—	0.2
Net cash used in investing activities	12.8	(1,883.1)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	745.4	3,190.0
Payments on long-term debt	(789.3)	(1,228.6)
Payments on current portion of long-term debt	(0.3)	(18.8)
Proceeds (payments) on short-term borrowings, net	(4.7)	1.6
Proceeds from trade accounts receivable credit facility	64.3	42.2
Payments on trade accounts receivable credit facility	(77.3)	(45.1)
Dividends paid to Greif, Inc. shareholders	(52.0)	(51.8)
Dividends paid to noncontrolling interests	(8.5)	(8.3)
Payments for debt extinguishment and issuance costs	—	(44.1)
Purchases of redeemable noncontrolling interest	—	(11.9)
Cash contribution from noncontrolling interest holder	—	1.6
Net cash provided by (used in) financing activities	(122.4)	1,826.8
Reclassification of cash to assets held for sale	—	—
Effects of exchange rates on cash	(14.6)	(0.7)
Net increase (decrease) in cash and cash equivalents	(4.9)	(4.4)
Cash and cash equivalents at beginning of period	77.3	94.2
Cash and cash equivalents at end of period	$72.4	$89.8
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
The information filed herein reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated balance sheets as of April 30, 2020 and October 31, 2019, the interim condensed consolidated statements of income and comprehensive income for the three and six months ended April 30, 2020 and 2019 and the interim condensed consolidated statements of cash flows for the six months ended April 30, 2020 and 2019 of the Company. The interim condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling influence and are accounted for using either the equity or cost method, as appropriate.
The unaudited interim condensed consolidated financial statements included in the Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2019 (the “2019 Form 10-K”).
COVID-19
The COVID-19 pandemic has caused an economic downturn on a global scale, as well as significant market disruption and volatility. In response to the outbreak of COVID-19, governmental authorities throughout the world have implemented numerous measures to try to reduce the spread and impact of the virus, including quarantines, shelter in place, and shutdowns of so-called “non-essential” businesses. Under the guidance issued by the U.S. Department of Homeland Security, and similar designations by governmental authorities throughout the world, the products the Company manufactures and the services the Company provides have been deemed "essential" and, as a result, governments in every country in which the Company does business have allowed operations to continue without disruption. However, a significant number of the Company's customers or the Company's customers' end use markets are deemed "non-essential" under some governmental orders or have suspended operations due to a decreased demand for their products resulting from the negative economic conditions.
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses in this Form 10-Q. Though there have not been material changes to estimates and assumptions disclosed in the Company's 2019 Form 10-K, actual results and outcomes during the three months ended April 30, 2020 may be different than estimated or assumed related to changes in economic and geopolitical environments due to COVID-19. The scope, duration and magnitude of the effects of COVID-19 are evolving rapidly and in ways that are difficult or impossible to anticipate. The Company cannot, at this time, predict the impact the pandemic will have on its future consolidated financial position, cash flows or results of operations, however, the impact could be material. The Company's future financial results and operations depend in part on the duration and severity of the pandemic and what actions are taken to mitigate the outbreak.
Newly Adopted Accounting Standards
In February 2016 and July 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02 and ASU 2018-11, "Leases (Topic 842)," or Accounting Standards Codification ("ASC") 842, which amends the lease accounting and disclosure requirements in ASC 840, "Leases." The objective of this update is to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. The Company adopted ASU 2018-11 on November 1, 2019, utilizing a modified retrospective approach and did not adjust its comparative period financial information. The Company adopted the practical expedient package which permits the Company to not reassess previous conclusions whether a contract is or contains a lease, lease classification, or treatment of indirect costs for existing contracts as of the adoption date. The Company also adopted the short-term lease recognition exemption and the practical expedient allowing for the combination of lease and non-lease components for all leases except real estate, for which these components are presented separately. The Company has completed the lease collection and evaluation process, implemented a technology tool to assist with the accounting and reporting requirements of the new standard, and designed new processes and controls around leases. On the day of adoption, the Company capitalized onto the balance sheet $301.2 million of right-of-use assets and $305.8 million of lease liabilities related to operating leases. The adoption did not have a material impact on the Company's financial position, results of operations, comprehensive income, cash flows, or disclosures, other than as set forth above and in Note 12 to the Interim Condensed Consolidated Financial Statements.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses.” This ASU sets forth a current expected credit loss model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt this ASU on November 1, 2020. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flows and disclosures.
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
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The objective of this ASU is to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The optional expedients provided for within the ASU are available immediately and through December 31, 2023. The Company is currently assessing the optional expedients for relevance based upon the Company's current contractual relationships containing rates to be discontinued with reference rate reform, primarily the London Interbank Offered Rate ("LIBOR"). The Company currently plans to apply the expedient related to hedging relationships, which allows for the Company in the future to amend hedge documentation, without dedesignating and redesignating, for all outstanding hedging relationships. The Company also has long-term debt and interest rate derivatives, as described in Note 6 and 7 to the Interim Condensed Consolidated Financial Statements, respectively, which rely upon use of LIBOR. The Company is in the process of assessing the expedients related to these relationships, and in accordance with ASU 2020-04 reserves the right to elect additional expedients throughout the effective period. The Company is still assessing all contractual relationships that utilize LIBOR for impacts to the Company's financial position, results of operations, comprehensive income, cash flows, and disclosures.
NOTE 2 — ACQUISITIONS AND DIVESTITURES
Acquisitions
The Company accounts for acquisitions in accordance with ASC 805, "Business Combinations." The estimated fair values of all assets acquired and liabilities assumed in the acquisitions are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition date.
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

The following table summarizes the consideration transferred to acquire Caraustar and the final valuation of identifiable assets acquired and liabilities assumed at the acquisition date, as well as measurement period adjustments made since the acquisition in 2019 through the close of measurement period:

(in millions)	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments (1)	Amount Recognized as of Acquisition Date (as Adjusted)
Fair value of consideration transferred
Cash consideration	$1,834.9	$—	$1,834.9

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$147.0	$—	$147.0
Inventories	103.9	(4.4)	99.5
Prepaid and other current assets	21.5	(9.3)	12.2
Intangibles	717.1	8.4	725.5
Other long-term assets	1.3	4.3	5.6
Properties, plants and equipment	521.3	(17.6)	503.7
Total assets acquired	1,512.1	(18.6)	1,493.5

Accounts payable	(99.5)	—	(99.5)
Accrued payroll and employee benefits	(42.9)	(7.2)	(50.1)
Other current liabilities	(21.8)	4.5	(17.3)
Long-term deferred tax liability	(185.7)	52.0	(133.7)
Pension and postretirement obligations	(67.1)	—	(67.1)
Other long-term liabilities	(12.7)	(7.5)	(20.2)
Total liabilities assumed	(429.7)	41.8	(387.9)
Total identifiable net assets	$1,082.4	$23.2	$1,105.6
Goodwill	$752.5	$(23.2)	$729.3
(1) The measurement adjustments were primarily due to refinement to third party appraisals and carrying amounts of certain assets and liabilities, as well as adjustments to certain tax accounts based on, among other things, adjustments to deferred tax liabilities. The net impact of the measurement period adjustments resulted in a net $23.2 million decrease to goodwill. The measurement adjustments recorded did not have a significant impact on the Company's interim condensed consolidated statements of income for the three and six months ended April 30, 2020.

The Company recognized goodwill related to this acquisition of $729.3 million. The goodwill recognized in this acquisition is attributable to the acquired assembled workforce, expected synergies, and economies of scale, none of which qualify for recognition as a separate intangible asset. Caraustar is reported within the Paper Packaging & Services segment to which the goodwill was assigned. The goodwill is not expected to be deductible for tax purposes.
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

Acquired intangible assets are being amortized over the estimated useful lives, primarily on a straight-line basis. The following table summarizes the final purchase price allocation and weighted average remaining useful lives for identifiable intangible assets acquired:

(in millions)	Final Purchase Price Allocation	Weighted Average Estimated Useful Life
Customer relationships	$708.0	15.0
Trademarks	15.0	3.0
Other	2.5	4.6
Total intangible assets	$725.5

As of April 30, 2020, the Company had completed the determination of the fair value of assets acquired and liabilities assumed related to the Caraustar Acquisition. The Company continues to execute on synergies and location rationalization, including the closure of our Mobile, Alabama Mill announced in June 3, 2020.
Divestitures
During the second quarter of 2020, the Company completed its divestiture of a U.S. business in the Paper Packaging & Services segment, the Consumer Packaging Group ("CPG") business, for $85.0 million, before preliminary adjustments at closing of $3.4 million and subject to final adjustments, for current net cash proceeds of $81.6 million. The loss on sale of business, net for the three and six months ended April 30, 2020 was $38.4 million, including goodwill allocated to the sale of $35.6 million.
The CPG business divestiture did not qualify as discontinued operations as it did not represent a strategic shift that has had a major impact on the Company's operations or financial results.
NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill by segment for the six months ended April 30, 2020:

(in millions)	Rigid Industrial Packaging & Services	Paper Packaging & Services	Total
Balance at October 31, 2019	$731.7	$786.1	$1,517.8
Goodwill allocated to divestitures	—	(35.6)	(35.6)
Goodwill adjustments related to acquisitions	—	2.8	2.8
Currency translation	(10.3)	—	(10.3)
Balance at April 30, 2020	$721.4	$753.3	$1,474.7

The $2.8 million of goodwill adjustment to the Paper Packaging & Services segment is due to measurement period adjustment of the Caraustar Acquisition. The $35.6 million of goodwill allocated to divestitures to the Paper Packaging & Services segment is due to the divestiture of the CPG business. See Note 2 to the Interim Condensed Consolidated Financial Statements for additional disclosure of goodwill adjustments by acquisitions and divestitures.
The following table summarizes the carrying amount of net intangible assets by class as of April 30, 2020 and October 31, 2019:

(in millions)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
April 30, 2020:
Indefinite lived:
Trademarks and patents	$13.0	$—	$13.0
Definite lived:
Customer relationships	884.1	174.9	709.2
Trademarks, patents and trade names	26.7	12.0	14.7
Non-compete agreements	2.2	1.5	0.7
Other	21.4	18.8	2.6
Total	$947.4	$207.2	$740.2

(in millions)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
October 31, 2019:
Indefinite lived:
Trademarks and patents	$13.1	$—	$13.1
Definite lived:
Customer relationships	890.6	150.3	740.3
Trademarks and patents	27.0	9.3	17.7
Non-compete agreements	2.3	0.7	1.6
Other	21.9	18.1	3.8
Total	$954.9	$178.4	$776.5

Gross intangibles assets decreased by $7.5 million for the six months ended April 30, 2020. The decrease was attributable to $5.0 million of currency fluctuations and the write-off of $2.5 million of fully-amortized assets.
Amortization expense was $17.4 million and $14.7 million for the three months ended April 30, 2020 and 2019, respectively. Amortization expense was $34.9 million and $18.4 million for the six months ended April 30, 2020 and 2019, respectively. Amortization expense for the next five years is expected to be $69.2 million in 2020, $66.7 million in 2021, $58.8 million in 2022, $56.0 million in 2023 and $52.7 million in 2024.
Definite lived intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that are contractually, legally determined, or over the period a market participant would benefit from the asset.
NOTE 4 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the six months ended April 30, 2020:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2019	$9.5	$1.8	$11.3
Costs incurred and charged to expense	5.1	2.6	7.7
Costs paid or otherwise settled	(8.9)	(3.3)	(12.2)
Balance at April 30, 2020	$5.7	$1.1	$6.8

The focus for restructuring activities in 2020 is to optimize and integrate operations in the Paper Packaging & Services segment related to the Caraustar Acquisition and to rationalize operations and close underperforming assets in the Rigid Industrial Packaging & Services and the Flexible Products & Services segments.
During the three months ended April 30, 2020, the Company recorded restructuring charges of $4.4 million, as compared to $7.5 million of restructuring charges recorded during the three months ended April 30, 2019. The restructuring activity for the three months ended April 30, 2020 consisted of $2.4 million in employee separation costs and $2.0 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities.
During the six months ended April 30, 2020, the Company recorded restructuring charges of $7.7 million, as compared to $11.2 million of restructuring charges recorded during the six months ended April 30, 2019. The restructuring activity for the six months ended April 30, 2020 consisted of $5.1 million in employee separation costs and $2.6 million in other restructuring costs.
The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-Q. Remaining amounts expected to be incurred were $18.6 million as of April 30, 2020:

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the six months ended April 30, 2020	Amounts Remaining to be Incurred
Rigid Industrial Packaging & Services
Employee separation costs	$13.7	$2.6	$11.1
Other restructuring costs	3.8	1.2	2.6
	17.5	3.8	13.7
Flexible Products & Services
Employee separation costs	1.4	0.5	0.9
Other restructuring costs	2.3	0.7	1.6
	3.7	1.2	2.5
Paper Packaging & Services
Employee separation costs	2.4	2.0	0.4
Other restructuring costs	2.7	0.7	2.0
	5.1	2.7	2.4
	$26.3	$7.7	$18.6

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
As of April 30, 2020, and October 31, 2019, consolidated assets of the Buyer SPE consisted of $50.9 million of restricted bank financial instruments which are expected to be held to maturity, scheduled for November 5, 2020. The balance as of April 30, 2020 is presented in 'Assets held by special purpose entities' on the interim condensed consolidated balance sheets. For both of the three month ended April 30, 2020 and 2019, Buyer SPE recorded interest income of $0.6 million. For both of the six month periods ended April 30, 2020 and 2019, Buyer SPE recorded interest income of $1.2 million.
As of April 30, 2020, and October 31, 2019, STA Timber had consolidated liabilities of $43.3 million. The maturity date is August 5, 2020 and STA Timber has the discretion and intent to extend the maturity date to November 5, 2020. The balance as of April 30, 2020 is presented in 'Liabilities held by special purpose entities' on the interim condensed consolidated balance sheets. For both of the three month ended April 30, 2020 and 2019, STA Timber recorded interest expense of $0.6 million. For both of the six month periods ended April 30, 2020 and 2019, STA Timber recorded interest expense of $1.2 million. The intercompany borrowing arrangement between the two VIEs is eliminated in consolidation. STA Timber is exposed to credit-related losses in the event of nonperformance by an issuer of a deed of guarantee in the transaction.
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
The following table presents the Flexible Packaging JV total net assets:

(in millions)	April 30, 2020	October 31, 2019
Cash and cash equivalents	$27.5	$16.9
Trade accounts receivable, less allowance of $1.0 in 2020 and $0.7 in 2019	45.0	51.2
Inventories	38.2	46.4
Properties, plants and equipment, net	20.0	22.3
Other assets	26.8	29.3
Total assets	$157.5	$166.1

Accounts payable	$26.4	$28.9
Other liabilities	18.4	23.6
Total liabilities	$44.8	$52.5

Net income attributable to the noncontrolling interest in the Flexible Packaging JV for the three months ended April 30, 2020 and 2019 was $1.9 million and $5.2 million, respectively; and for the six months ended April 30, 2020 and 2019 was $3.1 million and $8.5 million, respectively.
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

The following table presents the Paper Packaging JV total net assets:

(in millions)	April 30, 2020
Cash and cash equivalents	$—
Trade accounts receivable, less allowance of $0.0 in 2020	2.7
Inventories	6.5
Properties, plants and equipment, net	34.7
Other assets	0.4
Total assets	$44.3

Accounts payable	$4.5
Other liabilities	1.0
Total liabilities	$5.5

Net income (loss) attributable to the noncontrolling interest in the Paper Packaging JV for the three and six months ended April 30, 2020 was $(0.8) million and $(1.0) million. There was no net income (loss) for the three and six months ended April 30, 2019 as the PPS JV was in the startup phase and had not yet commenced operations.
Non-United States Accounts Receivable VIE
As further described in Note 6 to the Interim Condensed Consolidated Financial Statements, Cooperage Receivables Finance B.V. is a party to the European RFA, as defined in Note 6 to the Interim Condensed Consolidated Financial Statements. Cooperage Receivables Finance B.V. is deemed to be a VIE since this entity is not able to satisfy its liabilities without the financial support from the Company. While this entity is a separate and distinct legal entity from the Company and no ownership interest in this entity is held by the Company, the Company is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE. As a result, Cooperage Receivables Finance B.V. has been consolidated into the operations of the Company.
NOTE 6 — LONG-TERM DEBT
Long-term debt is summarized as follows:

(in millions)	April 30, 2020	October 31, 2019
2019 Credit Agreement - Term Loans	$1,570.3	$1,612.2
Senior Notes due 2027	494.7	494.3
Senior Notes due 2021	216.1	221.7
Accounts receivable credit facilities	336.2	351.6
2019 Credit Agreement - Revolving Credit Facility	73.7	76.1
Other debt	0.2	0.4
	2,691.2	2,756.3
Less: current portion	83.8	83.7
Less: deferred financing costs	12.3	13.6
Long-term debt, net	$2,595.1	$2,659.0

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
The 2019 Credit Agreement contains certain covenants, which include financial covenants that require the Company to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that, at the end of any quarter, the Company will not permit the ratio of (a) its total consolidated indebtedness, to (b) its consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (as used in this paragraph only, “EBITDA”) to be greater than 4.75 to 1.00 and stepping down annually by 0.25 increments beginning on July 31, 2020 to 4.00 on July 31, 2023. The interest coverage ratio generally requires that, at the end of any fiscal quarter, the Company will not permit the ratio of (a) its consolidated EBITDA, to (b) its consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve month period. As of April 30, 2020, we were in compliance with the covenants and other agreements in the 2019 Credit Agreement.
As of April 30, 2020, $1,644.0 million was outstanding under the 2019 Credit Agreement. The current portion of such outstanding amount was $83.8 million, and the long-term portion was $1,560.2 million. The weighted average interest rate for borrowings under the 2019 Credit Agreement was 3.31% for the six months ended April 30, 2020. The actual interest rate for borrowings under the 2019 Credit Agreement was 2.20% as of April 30, 2020. The deferred financing costs associated with the term loan portion of the 2019 Credit Agreement totaled $9.7 million as of April 30, 2020 and are recorded as a direct deduction from the balance sheet line Long-Term Debt. The deferred financing costs associated with the revolver portion of the 2019 Credit Agreement totaled $7.0 million as of April 30, 2020 and are recorded within Other Long-Term Assets.
Senior Notes due 2027
On February 11, 2019, the Company issued $500.0 million of 6.50% Senior Notes due March 1, 2027 (the "Senior Notes due 2027"). Interest on the Senior Notes due 2027 is payable semi-annually commencing on September 1, 2019. The Company's obligations under the Senior Notes due 2027 are guaranteed by its U.S. subsidiaries that guarantee the 2019 Credit Agreement. The deferred financing cost associated with the Senior Notes due 2027 totaled $2.5 million as of April 30, 2020 and are recorded as a direct deduction from the balance sheet line Long-Term Debt.
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
United States Trade Accounts Receivable Credit Facility
On September 24, 2019, the Company amended and restated the existing receivable financing facility (the "U.S. Receivables Facility") maturing on September 24, 2020. Greif Receivables Funding LLC, Greif Packaging LLC, for itself and as servicer, and certain other U.S. subsidiaries of the Company entered into a Third Amended and Restated Transfer and Administration Agreement, dated as of September 24, 2019 (the "Third Amended TAA"), with Bank of America, N.A., as the agent, managing agent, administrator and committed investor, and various investor groups, managing agents, and administrators, from time to time parties thereto. The Third Amended TAA provides a $275.0 million U.S. Receivables Facility that is secured by certain U.S. accounts receivable. The $246.5 million outstanding balance under the U.S. Receivables Facility as of April 30, 2020 is reported in 'Long-term debt' on the interim condensed consolidated balance sheets because the Company intends to refinance this obligation on a long-term basis and has the intent and ability to consummate a long-term refinancing.

The financing costs associated with the U.S. Receivables Facility are $0.3 million as of April 30, 2020, and are recorded as a direct deduction from 'Long-term debt' on the interim condensed consolidated balance sheets.
International Trade Accounts Receivable Credit Facility
On April 17, 2020, Cooperage Receivables Finance B.V. and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc., amended and restated the Nieuw Amsterdam Receivables Financing Agreement (the "European RFA") with affiliates of a major international bank. The amended and restated European RFA will mature April 17, 2021. The European RFA provides an accounts receivable financing facility of up to €100.0 million ($108.2 million as of April 30, 2020) secured by certain European accounts receivable. The $89.7 million outstanding on the European RFA as of April 30, 2020 is reported as 'Long-term debt' on the interim condensed consolidated balance sheets because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing by exercising the renewal option in the respective agreement or entering into new financing arrangements.
NOTE 7 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of April 30, 2020 and October 31, 2019:

	April 30, 2020
	Fair Value Measurement
(in millions)	Level 1	Level 2	Level 3	Total	Balance Sheet Location
Interest rate derivatives	—	(51.0)	—	(51.0)	Other current liabilities and other long-term liabilities
Foreign exchange hedges	—	3.0	—	3.0	Other current assets
Foreign exchange hedges	—	(1.2)	—	(1.2)	Other current liabilities
Insurance annuity	—	—	19.5	19.5	Other long-term assets
Cross currency swap	—	15.0	—	15.0	Other current assets and other long-term assets
Total	$—	$(34.2)	$19.5	$(14.7)

	October 31, 2019
	Fair Value Measurement
(in millions)	Level 1	Level 2	Level 3	Total	Balance Sheet Location
Interest rate derivatives	$—	$1.3	$—	$1.3	Other long-term assets and other current assets
Interest rate derivatives	—	(25.0)	—	(25.0)	Other long-term liabilities and other current liabilities
Foreign exchange hedges	—	0.9	—	0.9	Other current assets
Foreign exchange hedges	—	(0.2)	—	(0.2)	Other current liabilities
Insurance annuity	—	—	20.0	20.0	Other long-term assets
Cross currency swap	—	10.6	—	10.6	Other current assets and other long-term assets
Total	$—	$(12.4)	$20.0	$7.6

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of April 30, 2020 and October 31, 2019 approximate their fair values because of the short-term nature of these items and are not included in this table.
Interest Rate Derivatives
The Company has various borrowing facilities which charge interest based on the one month U.S. dollar LIBOR rate plus a spread.

In 2020, the Company entered into four forward starting interest rate swaps with a total notional amount of $200.0 million effective July 15, 2021. The Company receives variable rate interest payments based upon one month U.S. dollar LIBOR, and in return the Company is obligated to pay interest at a weighted-average interest rate of 0.90% plus a spread. This effectively converted the borrowing rate on an amount of debt equal to the outstanding notional amount of the interest rate swap from a variable rate to a fixed rate.
In 2019, the Company entered into six interest rate swaps with a total notional amount of $1,300.0 million that amortize to $200.0 million over a five year term. The outstanding notional amount as of April 30, 2020 is $1,000.0 million. The Company receives variable rate interest payments based upon one month U.S. dollar LIBOR, and in return the Company is obligated to pay interest at a weighted-average interest rate of 2.49% plus a spread. This effectively converted the borrowing rate on an amount of debt equal to the outstanding notional amount of the interest rate swap from a variable rate to a fixed rate.
In 2017, the Company entered into an interest rate swap with a notional amount of $300.0 million. The Company receives variable rate interest payments based upon one month U.S. dollar LIBOR, and in return the Company is obligated to pay interest at a fixed rate of 1.19% plus a spread. This effectively converted the borrowing rate on an amount of debt equal to the outstanding notional amount of the interest rate swap from a variable rate to a fixed rate.
These derivatives are designated as cash flow hedges for accounting purposes. Accordingly, the gain or loss on these derivative instruments are reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transactions and in the same period during which the hedged transactions affect earnings. See Note 15 to the Interim Condensed Consolidated Financial Statements for additional information. The assumptions used in measuring fair value of these interest rate derivatives are considered level 2 inputs, which are based upon observable market rates, including LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements.
Gain (loss) reclassified to earnings under these contracts were $(3.2) million and $0.9 million for the three months ended April 30, 2020, and 2019, respectively. Gain (loss) reclassified to earnings under these contracts were $(4.7) million and $0.4 million for the six months ended April 30, 2020, and 2019, respectively. A derivative loss of $20.1 million, based upon interest rates at April 30, 2020, is expected to be reclassified from accumulated other comprehensive income (loss) to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of April 30, 2020, and October 31, 2019, the Company had outstanding foreign currency forward contracts in the notional amount of $193.5 million and $275.0 million, respectively. Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which are based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
Realized losses recorded in other expense, net under fair value contracts were $1.4 million and $0.2 million for the three months ended April 30, 2020, and 2019, respectively. Realized gains (losses) recorded in other expense, net under fair value contracts were $(2.2) million and $0.6 million for the six months ended April 30, 2020, and 2019, respectively. The Company recognized in other expense, net an unrealized net gain (loss) of $1.1 million and $(1.2) million during the three months ended April 30, 2020 and 2019, respectively. The Company recognized in other expense, net an unrealized net gain of $1.8 million and $1.8 million during the six months ended April 30, 2020 and 2019, respectively.
Cross Currency Swap
The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. On March 6, 2018, the Company entered into a cross currency interest rate swap agreement that synthetically swaps $100.0 million of fixed rate debt to Euro denominated fixed rate debt at a rate of 2.35%. The agreement is designated as a net investment hedge for accounting purposes and will mature on March 6, 2023. Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted or liquidated. Interest payments received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the interim condensed consolidated statements of income. For the three months ended April 30, 2020 and 2019, gains recorded in interest expense, net under the cross currency swap agreement were $0.6 million and $0.6 million. For the six months ended April 30, 2020 and 2019, gains recorded in interest expense, net under the cross currency swap agreement were $1.2 million and $1.2 million. See Note 15 to the Interim Condensed Consolidated Financial Statements for additional information. The assumptions used in measuring fair value of the cross currency swap are considered level 2 inputs, which are based upon the Euro to United States Dollar exchange rate market.
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
The following table presents the estimated fair values of the Company’s Senior Notes and Assets held by special purpose entities:

(in millions)	April 30, 2020	October 31, 2019
Senior Notes due 2021 estimated fair value	$229.5	$248.1
Senior Notes due 2027 estimated fair value	504.4	537.9
Assets held by special purpose entities estimated fair value	51.7	51.9

Non-Recurring Fair Value Measurements
The Company recognized asset impairment charges of $1.4 million and $2.1 million during the six months ended April 30, 2020 and 2019, respectively.
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the six months ended April 30, 2020 and 2019:

	Quantitative Information about Level 3 Fair Value Measurements
(in millions)	Fair Value of Impairment	Valuation Technique	Unobservable Input	Range of Input Values
April 30, 2020
Impairment of Long Lived Assets	$1.4	Discounted Cash Flows	Discounted Cash Flows	N/A
Total	$1.4

April 30, 2019
Impairment of Net Assets Held for Sale	$2.1	Indicative Bids	Indicative Bids	N/A
Total	$2.1

Long-Lived Assets
As necessary, based on triggering events, the Company measures long-lived assets at fair value on a non-recurring basis. The Company recorded $1.4 million impairment charges related to properties, plants and equipment, net and no impairment charges during the six months ended April 30, 2020 and 2019, respectively.
The assumptions used in measuring fair value of long-lived assets are considered level 3 inputs, which include bids received from third parties, recent purchase offers, market comparable information and discounted cash flows based on assumptions that market participants would use.

Assets and Liabilities Held for Sale

During the six months ended April 30, 2020, the company recorded no impairment charges related to assets and liabilities held for sale. During the six months ended April 30, 2019, one asset group was reclassified to assets and liabilities held for sale, resulting in recognized asset impairment charges of $2.1 million.
The assumptions used in measuring fair value of assets and liabilities held for sale are considered level 3 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers.
NOTE 8 – STOCK-BASED COMPENSATION
Stock-based compensation is accounted for in accordance with ASC 718, “Compensation – Stock Compensation,” which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model.
During the second quarter of 2020, the Company's stockholders approved the 2020 Long-Term Incentive Plan (the "2020 LTIP") replacing the Company's Amended and Restated Long-Term Incentive Plan ("Long-Term Incentive Plan") for all periods commencing November 1, 2019 and thereafter. The 2020 LTIP provides key employees incentive compensation based upon consecutive and overlapping three-year performance periods that commence at the start of each fiscal year. Participants may be granted restricted stock units ("RSUs") or performance stock units ("PSUs") or a combination thereof.
Restricted Stock Units
The Company grants RSUs based on a three-year vesting period on the basis of service only. The RSUs are an equity-classified plan measured at fair value on the grant date recognized ratably over the service period. Dividend-equivalent rights may be granted in connection with an RSU award and are recognized in conjunction with the Company's dividend issuance and settled upon vesting of the award.
The Company granted 147,325 RSUs on February 25, 2020, for the service period commencing on November 1, 2019 and ending October 31, 2022. The weighted average fair value of the RSUs granted on that date was $37.42.
Performance Stock Units
The Company grants PSUs for a three-year performance period based upon service, performance criteria and market conditions. The performance criteria are based on targeted levels of earnings before interest, taxes, depreciation, depletion and amortization and total shareholder return as determined by the Special Subcommittee of the Company's Compensation Committee of the Board of Directors (the "Special Subcommittee"). The PSUs are a liability-classified plan wherein the fair value of the PSUs awarded is determined at each reporting period using a Monte Carlo simulation. A Monte Carlo simulation uses assumptions including the risk-free interest rate, expected volatility of the Company’s stock price and expected life of the awards to determine a fair value of the market condition throughout the vesting period.
The Company accrued for the targeted performance awards, an expected total of 258,519 PSUs, on February 25, 2020, for the performance period commencing on November 1, 2019 and ending October 31, 2022. For the three months ended April 30, 2020, the Company recognized SG&A expense of $0.8 million related to the PSU's.
NOTE 9 — INCOME TAXES
The Company completed the Caraustar Acquisition on February 11, 2019 and has recorded a net deferred tax liability of $133.7 million, which is primarily related to intangible assets that cannot be amortized for tax purposes. See Note 2 to the Interim Condensed Consolidated Financial Statements for additional information.
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
For the six months ended April 30, 2020, income tax expense was $37.9 million compared to $31.5 million for the six months ended April 30, 2019. The increase in income tax expense for the six months ended April 30, 2020 was primarily attributable to changes in the expected mix of earnings among tax jurisdictions, discrete items, and non-deductible goodwill for tax purposes related to the sale of the CPG business within the Paper Packaging & Services segment.
On March 18, 2020, the Families First Coronavirus Response Act (the "FFCR Act"), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), were each enacted into law in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions, such as reducing limitations on the deductibility of interest, the use of net operating losses arising in taxable years beginning after December 31, 2017, and additional depreciation deductions related to qualified improvement property. The Company performed an analysis of these provisions and believes that the FFCR Act and CARES Act will not have a material impact on the Company’s income taxes for the current year.
NOTE 10 — POST RETIREMENT BENEFIT PLANS
During the six months ended April 30, 2020, two United States defined benefit plans were combined and lump sum payments totaling $44.3 million were made to United States defined benefit plan participants who agreed to such payments, representing the current fair value of the participant’s respective pension benefit. The payments were made from plan assets resulting in a decrease in the fair value of both the plan assets and the projected benefit obligation of $44.3 million and non-cash pension settlement income of $0.1 million of unrecognized net actuarial gain included in accumulated other comprehensive income.
As a result of the two events described above, two United States defined benefit plans were remeasured as of December 31, 2019, resulting in a $19.0 million decline in aggregate projected benefit obligations and a $9.3 million aggregate decline in the fair value of plan assets. These reductions were due to an increase in discount rates to 3.38%, from the Company's year-end disclosures.
The components of net periodic pension cost include the following:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2020	2019	2020	2019
Service cost	$2.8	$3.8	$6.0	$6.3
Interest cost	5.6	8.7	12.2	13.9
Expected return on plan assets	(7.9)	(6.2)	(18.2)	(12.4)
Amortization of prior service cost (benefit)	2.9	(3.0)	6.4	(1.2)
Net periodic pension cost	$3.4	$3.3	$6.4	$6.6

Contributions, including benefits paid directly by the Company, to the pension plans were $18.0 million and $11.8 million, in the six months ended April 30, 2020 and 2019, respectively.
The components of net periodic post-retirement benefit include the following:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2020	2019	2020	2019
Interest cost	$0.1	$0.1	$0.2	$0.2
Amortization of prior service benefit	(0.2)	(0.4)	(0.3)	(0.8)
Net periodic post-retirement benefit	$(0.1)	$(0.3)	$(0.1)	$(0.6)

The components of net periodic pension cost and net periodic post-retirement benefit, other than the service cost components, are included in the line item "Other expense (income), net" in the interim condensed consolidated statements of income.
NOTE 11 — CONTINGENT LIABILITIES AND ENVIRONMENTAL RESERVES
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
The Company is currently involved in legal proceedings outside of the United States related to various wrongful termination lawsuits filed by former employees and benefit claims filed by some existing employees of the Company's Flexible Products & Services segment. The lawsuits include claims for severance for employment periods prior to the Company’s ownership in the business. As of April 30, 2020, and October 31, 2019, the estimated liability recorded related to these matters were $0.6 million and $0.6 million, respectively. The estimated liability has been determined based on the number of active cases and the settlements and rulings on previous cases. It is reasonably possible the estimated liability could increase if additional cases are filed or adverse rulings are made.
Since 2017, three reconditioning facilities in the Milwaukee, Wisconsin area that are owned by Container Life Cycle Management LLC ("CLCM"), the Company’s U.S. reconditioning joint venture company, have been subject to investigations conducted by federal, state and local governmental agencies concerning, among other matters, potential violations of environmental laws and regulations. As a result of these investigations, the United States Environmental Protection Agency (“U.S. EPA”) and the Wisconsin Department of Natural Resources (“WDNR”) have issued notices of violations to the Company and CLCM regarding violations of certain federal and state environmental laws and regulations. The remedies being sought in these proceedings include compliance with the applicable environmental laws and regulations as being interpreted by the U.S. EPA and WDNR and monetary sanctions. The Company has cooperated with the governmental agencies in these investigations and proceedings. As of June 4, 2020, no material citations have been issued or material fines assessed with respect to any violation of environmental laws and regulations. Since these proceedings are in their investigative stage, the Company is unable to predict the outcome of these proceedings or estimate a range of reasonable possible monetary sanctions or costs associated with any remedial actions that may be required or requested by the U.S. EPA or WDNR.
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
As of April 30, 2020, the Company has accrued $11.2 million for the Diamond Alkali Superfund Site. It is possible that there could be resolution of uncertainties in the future that would require the Company to record charges that could be material to future earnings.

As of April 30, 2020, and October 31, 2019, the Company's environmental reserves were $18.6 million and $18.7 million, respectively. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability.
Aside from the Diamond Alkali Superfund Site, other environmental reserves of the Company as of April 30, 2020 and October 31, 2019 included $3.2 million and $3.3 million, respectively, for various European drum facilities acquired from Blagden and Van Leer; $0.1 million and $0.1 million, respectively, for its various container life cycle management and recycling facilities acquired in 2011 and 2010; $0.1 million and $0.3 million, respectively, for remediation of sites no longer owned by the Company; $2.0 million and $2.0 million, respectively, for landfill closure obligations in the Company's Paper Packaging & Services segment; $0.4 million and $0.0 million, respectively, for various other accruals in the Company's Paper Packaging & Services segment; and $1.6 million and $1.8 million, respectively, for various other facilities around the world.
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
NOTE 12 — EARNINGS PER SHARE
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
The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding
   *Diluted Class B EPS calculation is identical to Basic Class B calculation

The following table provides EPS information for each period, respectively:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2020	2019	2020	2019
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$11.4	$13.6	$43.7	$43.3
Cash dividends	(26.1)	(26.1)	(52.0)	(51.8)
Undistributed net income attributable to Greif, Inc.	$(14.7)	$(12.5)	$(8.3)	$(8.5)

The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.
Common Stock Repurchases
The Board of Directors has authorized the Company to repurchase shares of the Company's Class A Common Stock or Class B Common Stock or any combination of the foregoing. As of April 30, 2020, and 2019 the remaining amount of shares that may be repurchased under this authorization was 4,703,487 and 4,703,487, respectively. There were no shares repurchased under this program from November 1, 2018 through April 30, 2020.
The following table summarizes the Company’s Class A and Class B common and treasury shares as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
April 30, 2020
Class A Common Stock	128,000,000	42,281,920	26,441,986	15,839,934
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275

October 31, 2019
Class A Common Stock	128,000,000	42,281,920	26,257,943	16,023,977
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
Class A Common Stock:
Basic shares	26,386,439	26,250,460	26,323,691	26,120,946
Assumed conversion of restricted shares	—	4,652	—	1,134
Diluted shares	26,386,439	26,255,112	26,323,691	26,122,080
Class B Common Stock:
Basic and diluted shares	22,007,725	22,007,725	22,007,725	22,007,725

NOTE 13 — LEASES
The Company leases certain buildings, warehouses, land, transportation equipment, operating equipment, and office equipment with remaining lease terms from less than one year up to 22 years. The Company reviews all options to extend, terminate, or purchase a right of use asset at the time of lease inception and accounts for options deemed reasonably certain.
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
As of April 30, 2020, the Company has not entered into any significant leases which have not yet commenced.
The following table presents the balance sheet classification of the Company’s lease assets and liabilities as of April 30, 2020:

(in millions)	Balance Sheet Classification	April 30, 2020
Lease Assets
Operating lease assets	Operating lease assets	$321.0
Finance lease assets	Other long-term assets	5.0
Total lease assets		$326.0

Lease Liabilities
Current operating lease liabilities	Current portion of operating lease liabilities	$53.1
Current finance lease liabilities	Other current liabilities	1.7
Total current lease liabilities		54.8

Non-current operating lease liabilities	Operating lease liabilities	270.6
Non-current finance lease liabilities	Other long-term liabilities	3.3
Total non-current lease liabilities		273.9
Total lease liabilities		$328.7

The following table presents the lease expense components for the three and six months ended April 30, 2020:

	Three Months Ended April 30,	Six Months Ended April 30,
(in millions)	2020	2020
Operating lease cost	$15.6	$32.8
Finance lease cost	0.5	0.7
Variable lease cost*	7.6	13.8
Total lease cost	$23.7	$47.3
* Amount includes short-term lease costs. The Company continues to account for short-lease leases, which are immaterial for individual reporting.
Future maturity for the Company's lease liabilities, during the next five years, and in the aggregate for the years thereafter, are as follows:

(in millions)	Operating Leases	Finance Leases	Total expected payments
2020	$64.7	$1.4	$66.1
2021	58.9	1.4	60.3
2022	51.3	1.1	52.4
2023	44.0	0.8	44.8
2024	36.5	0.5	37.0
Thereafter	174.2	0.3	174.5
Total lease payments	$429.6	$5.5	$435.1
Less: Interest	(105.9)	(0.5)	(106.4)
Lease liabilities	$323.7	$5.0	$328.7

The following table presents the weighted-average lease term and discount rate as of April 30, 2020:

Weighted-average remaining lease term (years):
Operating leases	11.4
Finance leases	4.0
Weighted-average discount rate:
Operating leases	3.81%
Finance leases	3.46%

The following table presents other required lease related information for the three and six months ended April 30, 2020:

	Three Months Ended April 30,	Six Months Ended April 30,
(in millions)	2020	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$18.2	$35.3
Financing cash flows used for finance leases	0.3	0.7
Leased assets obtained in exchange for new operating lease liabilities	34.4	63.1
Leased assets obtained in exchange for new finance lease liabilities	0.3	0.3

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
NOTE 14 — EQUITY EARNINGS OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Centurion Container LLC
The Company acquired a minority interest in Centurion Container LLC ("Centurion"), a U.S.-based company involved in IBC rebottling, reconditioning and distribution, on March 31, 2020 for $3.6 million. The investment in Centurion is accounted for under the equity method because the Company has the ability to exercise significant influence through its board participation. At any time prior to October 31, 2022, the Company has the option to acquire an 80% ownership interest in Centurion at a formulaic price, as set forth in the operating agreement. Provided such interest is acquired, the Company then has the option to acquire 100% ownership of Centurion beginning on March 31, 2025 at a formulaic price set forth in the operating agreement.
NOTE 15 — EQUITY AND COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in equity for the three and six months ended April 30, 2020 (Dollars in millions, shares in thousands):

	Three Months Ended April 30, 2020
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of January 31, 2020	48,269	$162.7	28,573	$(134.7)	$1,548.7	$(412.9)	$1,163.8	$58.9	$1,222.7
Net income					11.4		11.4	4.4	15.8
Other comprehensive income (loss):
Foreign currency translation						(48.7)	(48.7)	(3.6)	(52.3)
Derivative financial instruments, net of immaterial income tax expense						(23.1)	(23.1)		(23.1)
Minimum pension liability adjustment, net of immaterial income tax expense						1.3	1.3		1.3
Comprehensive loss			.				(59.1)		(58.3)
Current period mark to redemption value of redeemable noncontrolling interest					(2.2)		(2.2)		(2.2)
Dividends paid to Greif, Inc. shareholders ($0.44 and $0.66 per Class A share and Class B share, respectively)					(26.1)		(26.1)		(26.1)
Dividends paid to noncontrolling interests and other							—	(7.7)	(7.7)
Long-term incentive shares issued	153	5.0	(153)	0.3			5.3		5.3
Share based compensation	—	0.5	—	—			0.5		0.5
Restricted stock, directors	28	1.0	(28)	—			1.0		1.0
As of April 30, 2020	48,450	$169.2	28,392	$(134.4)	$1,531.8	$(483.4)	$1,083.2	$52.0	$1,135.2

	Six Months Ended April 30, 2020
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2019	48,266	$162.6	28,576	$(134.8)	$1,539.0	$(433.7)	$1,133.1	$58.0	$1,191.1
Net income					43.7		43.7	8.2	51.9
Other comprehensive income (loss):
Foreign currency translation						(49.8)	(49.8)	(5.6)	(55.4)
Derivative financial instruments, net of immaterial income tax expense						(22.9)	(22.9)		(22.9)
Minimum pension liability adjustment, net of $7.5 million of income tax expense						23.0	23.0		23.0
Comprehensive loss			.				(6.0)		(3.4)
Current period mark to redemption value of redeemable noncontrolling interest					1.1		1.1		1.1
Net income allocated to redeemable noncontrolling interests							—	(0.1)	(0.1)
Dividends paid to Greif, Inc. shareholders ($0.88 and $1.31 per Class A share and Class B share, respectively)					(52.0)		(52.0)		(52.0)
Dividends paid to noncontrolling interests and other							—	(8.5)	(8.5)
Long-term incentive shares issued	153	5.0	(153)	0.3			5.3		5.3
Share based compensation	—	0.5	—	—			0.5		0.5
Restricted stock, executive	3	0.1	(3)	0.1			0.2		0.2
Restricted stock, directors	28	1	(28)	—			1.0		1.0
As of April 30, 2020	48,450	$169.2	28,392	$(134.4)	$1,531.8	$(483.4)	$1,083.2	$52.0	$1,135.2

The following table summarizes the changes in equity for the three and six months ended April 30, 2019 (Dollars in millions, shares in thousands):

	Three Months Ended April 30, 2019
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of January 31, 2019	48,241	$161.5	28,601	$(134.8)	$1,471.9	$(379.4)	$1,119.2	$52.3	$1,171.5
Net income					13.6		13.6	7.5	21.1
Other comprehensive income (loss):
Foreign currency translation						(12.7)	(12.7)	(2.0)	(14.7)
Derivative financial instruments, net of income tax benefit of $5.3 million						(10.0)	(10.0)		(10.0)
Minimum pension liability adjustment, net of immaterial income tax						0.7	0.7		0.7
Comprehensive loss							(8.4)		(2.9)
Current period mark to redemption value of redeemable noncontrolling interest					0.8		0.8		0.8
Net income allocated to redeemable noncontrolling interests							—	(0.5)	(0.5)
Dividends paid to Greif, Inc. shareholders ($0.44 and $0.66 per Class A share and Class B share, respectively)					(26.1)		(26.1)		(26.1)
Dividends paid to noncontrolling interests							—	(7.5)	(7.5)
Restricted stock, directors	25	1.1	(25)	—			1.1		1.1
As of April 30, 2019	48,266	$162.6	28,576	$(134.8)	$1,460.2	$(401.4)	$1,086.6	$49.8	$1,136.4

	Six Months Ended April 30, 2019
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2018	47,949	$150.5	28,893	$(135.4)	$1,469.8	$(377.1)	$1,107.8	$46.4	$1,154.2
Net income					43.3		43.3	13.6	56.9
Other comprehensive income (loss):
Foreign currency translation						(8.5)	(8.5)	(1.0)	(9.5)
Derivative financial instruments, net of income tax benefit of $3.4 million						(15.7)	(15.7)		(15.7)
Minimum pension liability adjustment, net of immaterial income tax						(0.1)	(0.1)		(0.1)
Comprehensive income							19.0		31.6
Adoption of ASU 2016-16					(2.1)		(2.1)		(2.1)
Current period mark to redemption value of redeemable noncontrolling interest					1.0		1.0		1.0
Net income allocated to redeemable noncontrolling interests							—	(1.3)	(1.3)
Dividends paid to Greif, Inc. shareholders ($0.88 and $1.31 per Class A share and Class B share, respectively)					(51.8)		(51.8)		(51.8)
Dividends paid to noncontrolling interests							—	(7.9)	(7.9)
Restricted stock, directors	25	1.1	(25)				1.1		1.1
Long-term incentive shares issued	292	11.0	(292)	0.6			11.6		11.6
As of April 30, 2019	48,266	$162.6	28,576	$(134.8)	$1,460.2	$(401.4)	$1,086.6	$49.8	$1,136.4

The following table provides the rollforward of accumulated other comprehensive income (loss) for the six months ended April 30, 2020:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2019	$(298.0)	$(12.7)	$(123.0)	$(433.7)
Other Comprehensive Income (Loss)	(49.8)	(22.9)	23.0	(49.7)
Balance as of April 30, 2020	$(347.8)	$(35.6)	$(100.0)	$(483.4)

The following table provides the rollforward of accumulated other comprehensive income (loss) for the six months ended April 30, 2019:

(in millions)	Foreign Currency Translation	Interest Rate Derivative	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2018	$(292.8)	$13.4	$(97.7)	$(377.1)
Other Comprehensive Income (Loss)	(8.5)	(15.7)	(0.1)	(24.3)
Balance as of April 30, 2019	$(301.3)	$(2.3)	$(97.8)	$(401.4)

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

On April 1, 2020, the Company completed the divestiture of the CPG business. The results of the CPG business were recorded within the Paper Packaging & Services segment as of April 30, 2020.
The following tables present net sales disaggregated by geographic area for each reportable segment for the three and six months ended April 30, 2020:

	Three Months Ended April 30, 2020
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Rigid Industrial Packaging & Services	$220.8	$281.3	$100.5	$602.6
Paper Packaging & Services	475.1	—	6.5	481.6
Flexible Products & Services	5.7	54.9	6.8	67.4
Land Management	6.7	—	—	6.7
Total net sales	$708.3	$336.2	$113.8	$1,158.3

	Six Months Ended April 30, 2020
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Rigid Industrial Packaging & Services	$422.6	$540.1	$208.6	$1,171.3
Paper Packaging & Services	942.9	—	12.4	955.3
Flexible Products & Services	13.0	103.4	14.0	130.4
Land Management	13.7	—	—	13.7
Total net sales	$1,392.2	$643.5	$235.0	$2,270.7

The following tables present net sales disaggregated by geographic area for each reportable segment for the three and six months ended April 30, 2019:

	Three Months Ended April 30, 2019
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Rigid Industrial Packaging & Services	$232.9	$283.7	$115.0	$631.6
Paper Packaging & Services	491.6	—	6.0	497.6
Flexible Products & Services	8.6	60.7	7.7	77.0
Land Management	7.1	—	—	7.1
Total net sales	$740.2	$344.4	$128.7	$1,213.3

	Six Months Ended April 30, 2019
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Rigid Industrial Packaging & Services	$458.4	$535.6	$235.5	$1,229.5
Paper Packaging & Services	708.9	—	6.0	714.9
Flexible Products & Services	16.7	120.0	15.4	152.1
Land Management	13.8	—	—	13.8
Total net sales	$1,197.8	$655.6	$256.9	$2,110.3

The following segment information is presented for the periods indicated:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2020	2019	2020	2019
Operating profit:
Rigid Industrial Packaging & Services	$70.5	$47.0	$113.3	$70.3
Paper Packaging & Services	(5.5)	30.2	27.0	65.5
Flexible Products & Services	4.6	11.2	6.6	17.2
Land Management	2.4	2.2	4.3	4.8
Total operating profit	$72.0	$90.6	$151.2	$157.8

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$20.0	$18.7	$39.6	$38.4
Paper Packaging & Services	38.8	34.2	78.0	43.0
Flexible Products & Services	1.5	1.6	3.0	3.3
Land Management	0.9	1.0	1.9	2.1
Total depreciation, depletion and amortization expense	$61.2	$55.5	$122.5	$86.8

The following table presents total assets by segment and total properties, plants and equipment, net by geographic area:

(in millions)	April 30, 2020	October 31, 2019
Assets:
Rigid Industrial Packaging & Services	$2,072.7	$2,006.3
Paper Packaging & Services	2,691.7	2,686.3
Flexible Products & Services	154.7	148.2
Land Management	349.1	348.7
Total segments	5,268.2	5,189.5
Corporate and other	260.8	237.2
Total assets	$5,529.0	$5,426.7

Long lived assets, net*:
United States	$1,441.3	$1,295.8
Europe, Middle East and Africa	366.5	277.1
Asia Pacific and other Americas	109.3	117.4
Total long-lived assets, net	$1,917.1	$1,690.3
* current year disclosure includes impact of capitalization of operating lease assets

NOTE 17 — REDEEMABLE NONCONTROLLING INTERESTS
Mandatorily Redeemable Noncontrolling Interests
The terms of the joint venture agreement for one joint venture within the Rigid Industrial Packaging & Services segment include mandatory redemption by the Company, in cash, of the noncontrolling interest holders’ equity at a formulaic price after the expiration of a lockout period specific to each noncontrolling interest holder. The redemption features cause the interest to be classified as a mandatorily redeemable instrument under the accounting guidance, and this interest is included at the current redemption value each period in long-term or short-term liabilities of the Company, as applicable. The impact of marking to redemption value at each period end is recorded in interest expense. The carrying amount is not reduced below the initially recorded contribution. The Company has a contractual obligation to redeem the outstanding equity interest of each remaining partner in 2022 and 2023, respectively.

The following table summarizes the change in mandatorily redeemable noncontrolling interest for the six months ended April 30, 2020:

(in millions)	Mandatorily Redeemable Noncontrolling Interest
Balance as of October 31, 2019	$8.4
Current period mark to redemption value	—
Balance as of April 30, 2020	$8.4

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
Redeemable noncontrolling interests are reflected in the interim condensed consolidated balance sheets at redemption value. The following table summarizes the change in redeemable noncontrolling interest for the six months ended April 30, 2020:

(in millions)	Redeemable Noncontrolling Interest
Balance as of October 31, 2019	$21.3
Current period mark to redemption value	(1.1)
Redeemable noncontrolling interest share of income and other	0.1
Dividends to redeemable noncontrolling interest and other	(0.3)
Balance as of April 30, 2020	$20.0

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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our interim condensed consolidated balance sheets as of April 30, 2020 and October 31, 2019, and for the interim condensed consolidated statements of income for the three and six months ended April 30, 2020 and 2019. This discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 (the “2019 Form 10-K”). Readers are encouraged to review the entire 2019 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, whether expressed in or implied by the statements. Such risks and uncertainties that might cause a difference include, but are not limited to, the following: (i) historically, our business has been sensitive to changes in general economic or business conditions, (ii) we may not successfully implement our business strategies, including achieving our growth objectives, (iii) our level of indebtedness could adversely affect our liquidity, limit our flexibility in responding to business opportunities, and increase our vulnerability to adverse changes in economic and industry conditions, (iv) our operations subject us to currency exchange and political risks that could adversely affect our results of operations, (v) the current and future challenging global economy and disruption and volatility of the financial and credit markets may adversely affect our business, (vi) the continuing consolidation of our customer base and suppliers may intensify pricing pressure, (vii) we operate in highly competitive industries, (viii) our business is sensitive to changes in industry demands, (ix) raw material and energy price fluctuations and shortages may adversely impact our manufacturing operations and costs, (x) changes in U.S. trade policies could impact the cost of imported goods into the U.S., which may materially impact our revenues or increase our operating costs, (xi) the results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, (xii) geopolitical conditions, including direct or indirect acts of war or terrorism, could have a material adverse effect on our operations and financial results, (xiii) we may encounter difficulties arising from acquisitions, (xiv) in connection with acquisitions or divestitures, we may become subject to liabilities, (xv) the acquisition of Caraustar Industries, Inc. and its subsidiaries ("Caraustar") subjects us to various risks and uncertainties, (xvi) we may incur additional restructuring costs and there is no guarantee that our efforts to reduce costs will be successful, (xvii) we could be subject to changes our tax rates, the adoption of new U.S. or foreign tax legislation or exposure to additional tax liabilities, (xviii) full realization of our deferred tax assets may be affected by a number of factors, (xix) several operations are conducted by joint ventures that we cannot operate solely for our benefit, (xx) certain of the agreements that govern our joint ventures provide our partners with put or call options, (xxi) our ability to attract, develop and retain talented and qualified employees, managers and executives is critical to our success, (xxii) our business may be adversely impacted by work stoppages and other labor relations matters, (xxiii) we may not successfully identify illegal immigrants in our workforce, (xxiv) our pension and postretirement plans are underfunded and will require future cash contributions and our required future cash contributions could be higher than we expect, each of which could have a material adverse effect on our financial condition and liquidity, (xxv) we may be subject to losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage, (xxvi) our business depends on the uninterrupted operations of our facilities, systems and business functions, including our information technology and other business systems, (xxvii) a security breach of customer, employee, supplier or Company information may have a material adverse effect on our business, financial condition and results of operations, (xxviii) legislation/regulation related to environmental and health and safety matters and corporate social responsibility could negatively impact our operations and financial performance, (xxix) product liability claims and other legal proceedings could adversely affect our operations and financial performance, (xxx) we may incur fines or penalties, damage to our reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws, (xxxi) the current COVID-19 pandemic could have a material adverse effect on our business, financial condition, results of operations and cash flow, (xxxii) changing climate, climate change regulations and greenhouse gas effects may adversely affect our operations and financial performance, (xxxiii) the frequency and volume of our timber and timberland sales will impact our financial performance, (xxxiv) changes in U.S. generally accepted accounting principles ("GAAP") and Securities and Exchange Commission ("SEC") rules and regulations could materially impact our reported results, (xxxv) if we fail to maintain an effective system of internal control, we may not be able to accurately report financial results or prevent fraud, and (xxxvi) we have a significant amount of goodwill and long-lived assets which, if impaired in the future, would adversely impact our results of operations. The risks described above are not all-inclusive, and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. For a detailed discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, see “Risk Factors” in Part I, Item 1A of our most recently filed Form 10-K, updated by Part II Item 1A of this Form 10-Q, and our other filings with the SEC. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
COVID-19
The impact of COVID-19 on our future results of operations and financial condition are highly uncertain at this time and outside of our control. The scope, duration and magnitude of the effects of COVID-19 are evolving rapidly and in ways that are difficult or impossible to anticipate. For a discussion of the most significant risks and uncertainties that could impact our results of operations, financial position, liquidity or cash flows as a result of the COVID-19 pandemic, see “Part II-Item 1A-Risk Factors” included in this Form 10-Q.
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

In the Paper Packaging & Services segment, we produce and sell containerboard, corrugated sheets, corrugated containers, and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, automotive components, books and furniture, as well as numerous other applications. We also produce and sell coated and uncoated recycled paperboard, some of which we use to produce and sell industrial products (tubes and cores, construction products, protective packaging, and adhesives) and consumer packaging products (folding cartons, set-up boxes, and packaging services). In addition, we also purchase and sell recycled fiber. However, April 1, 2020, we completed the divestiture of the Consumer Packaging Group ("CPG") business, and we no longer produce and sell consumer packaging products (folding cartons, set-up boxes, and packaging services).
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
In the Land Management segment, we are focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use ("HBU") land and development land. As of April 30, 2020, we owned approximately 245,000 acres of timber property in the southeastern United States.
CRITICAL ACCOUNTING POLICIES
The discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these interim condensed consolidated financial statements, in accordance with these principles, require us to make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of our interim condensed consolidated financial statements.
Our critical accounting policies are discussed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2019 Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the interim condensed consolidated financial statements with useful and reliable information about our results of operations and financial condition. No material changes to our critical accounting policies, as previously disclosed, have occurred during the first six months of 2020.
Recently Issued and Newly Adopted Accounting Standards
See Note 1 to the Interim Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for a detailed description of recently issued and newly adopted accounting standards.
RESULTS OF OPERATIONS
COVID-19 has materially impacted the global economic environment. In response to the outbreak of COVID-19, governmental authorities throughout the world have implemented numerous measures to try to reduce the spread and impact of the virus, including quarantines, shelter in place, and shutdowns of so-called “nonessential” businesses. Under the guidance issued by the U.S. Department of Homeland Security, and similar designations by governmental authorities throughout the world, the products we manufacture and the services we provide have been deemed “essential” and, as a result, governments in every country in which we do business have allowed our operations to continue without disruption. However, a significant number of our customers or our customer’s end use markets are deemed nonessential under some governmental orders or have suspended operations due to a decreased demand for their products resulting from the negative economic conditions. For the markets we serve, for example, we have seen a softening in demand within the textile, automotive, durable goods and lubricant industries offset by an increase in demand, which may be temporary, from the food, pharmaceutical and household goods industries. We have also benefited from increased customer stocking of certain products as a reaction to the uncertainty created by COVID-19. As a results, as of April 30, 2020, we do not believe our financial results have been significantly impacted by COVID-19 for the three and six months ended April 30, 2020.

However, we believe that our financial results may be significantly impacted by the effects of COVID-19 for the remainder of 2020. See "Trends" below.

The following comparative information is presented for the three and six months ended April 30, 2020 and 2019. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.
Items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A — Risk Factors, of the 2019 Form 10-K, updated by Part II, Item 1A of this Form 10-Q. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.
The non-GAAP financial measures of EBITDA and Adjusted EBITDA are used throughout the following discussion of our results of operations, both for our consolidated and segment results. For our consolidated results, EBITDA is defined as net income, plus interest expense, net, plus income tax expense, plus depreciation, depletion and amortization, and Adjusted EBITDA is defined as EBITDA plus restructuring charges, plus acquisition and integration related costs, plus non-cash asset impairment charges, plus incremental COVID-19 costs, net, plus non-cash pension settlement (income) charges, less (gain) loss on disposal of properties, plants, equipment and businesses, net. Since we do not calculate net income by business segment, EBITDA and Adjusted EBITDA by business segment are reconciled to operating profit by business segment. In that case, EBITDA is defined as operating profit by business segment less other (income) expense, net, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization expense for that business segment, and Adjusted EBITDA is defined as EBITDA plus restructuring charges, plus acquisition and integration related costs, plus non-cash asset impairment charges, plus incremental COVID-19 costs, net, plus non-cash pension settlement (income) charges, less

(gain) loss on disposal of properties, plants, equipment and businesses, net, for that business segment. We use EBITDA and Adjusted EBITDA as financial measures to evaluate our historical and ongoing operations and believe that these non-GAAP financial measures are useful to enable investors to perform meaningful comparisons of our historical and current performance. In addition, we present our U.S. and non-U.S. income before income taxes after eliminating the impact of non-cash asset impairment charges, non-cash pension settlement (income) charges, restructuring charges, acquisition and integration related costs and (gains) losses on sales of businesses, net, which are non-GAAP financial measures. We believe that excluding the impact of these adjustments enable investors to perform a meaningful comparison of our current and historical performance that investors find valuable. The foregoing non-GAAP financial measures are intended to supplement and should be read together with our financial results. These non-GAAP financial measures should not be considered an alternative or substitute for, and should not be considered superior to, our reported financial results. Accordingly, users of this financial information should not place undue reliance on the non-GAAP financial measures.
Second Quarter Results
The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our business segments for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,
(in millions)	2020	2019
Net sales:
Rigid Industrial Packaging & Services	$602.6	$631.6
Paper Packaging & Services	481.6	497.6
Flexible Products & Services	67.4	77.0
Land Management	6.7	7.1
Total net sales	$1,158.3	$1,213.3
Operating (loss) profit:
Rigid Industrial Packaging & Services	$70.5	$47.0
Paper Packaging & Services	(5.5)	30.2
Flexible Products & Services	4.6	11.2
Land Management	2.4	2.2
Total operating profit	$72.0	$90.6
EBITDA:
Rigid Industrial Packaging & Services	$89.9	$62.5
Paper Packaging & Services	33.5	65.4
Flexible Products & Services	6.1	12.8
Land Management	3.3	3.2
Total EBITDA	$132.8	$143.9
Adjusted EBITDA:
Rigid Industrial Packaging & Services	$92.2	$68.9
Paper Packaging & Services	79.1	82.1
Flexible Products & Services	6.9	7.7
Land Management	3.1	3.3
Total Adjusted EBITDA	$181.3	$162.0

The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,
(in millions)	2020	2019
Net income	$15.8	$21.1
Plus: interest expense, net	29.3	33.9
Plus: debt extinguishment charges	—	21.9
Plus: income tax expense	26.5	11.5
Plus: depreciation, depletion and amortization expense	61.2	55.5
EBITDA	$132.8	$143.9
Net income	$15.8	$21.1
Plus: interest expense, net	29.3	33.9
Plus: debt extinguishment charges	—	21.9
Plus: income tax expense	26.5	11.5
Plus: other expense, net	1.1	2.3
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.7)	(0.1)
Operating profit	72.0	90.6
Less: other expense, net	1.1	2.3
Less: equity earnings of unconsolidated affiliates, net of tax	(0.7)	(0.1)
Plus: depreciation, depletion and amortization expense	61.2	55.5
EBITDA	132.8	143.9
Plus: restructuring charges	4.4	7.5
Plus: acquisition and integration related costs	4.8	13.8
Plus: non-cash asset impairment charges	1.3	—
Plus: incremental COVID-19 costs, net	0.9	—
Less: (gain) loss on disposal of properties, plants, equipment, and businesses, net	37.1	(3.2)
Adjusted EBITDA	$181.3	$162.0

The following table sets forth EBITDA and Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,
(in millions)	2020	2019
Rigid Industrial Packaging & Services
Operating profit	$70.5	$47.0
Less: other expense, net	1.3	3.3
Less: equity earnings of unconsolidated affiliates, net of tax	(0.7)	(0.1)
Plus: depreciation and amortization expense	20.0	18.7
EBITDA	89.9	62.5
Plus: restructuring charges	2.0	4.4
Plus: acquisition and integration related costs	—	0.2
Plus: non-cash asset impairment charges	1.3	—
Plus: incremental COVID-19 costs, net	0.3	—
Less: (gain) loss on disposal of properties, plants, equipment, and businesses, net	(1.3)	1.8
Adjusted EBITDA	$92.2	$68.9
Paper Packaging & Services
Operating (loss) profit	$(5.5)	$30.2
Less: other income, net	(0.2)	(1.0)
Plus: depreciation and amortization expense	38.8	34.2
EBITDA	33.5	65.4
Plus: restructuring charges	1.7	3.0
Plus: acquisition and integration related costs	4.8	13.6
Plus: incremental COVID-19 costs, net	0.5	—
Less: loss on disposal of properties, plants, equipment, and businesses, net	38.6	0.1
Adjusted EBITDA	$79.1	$82.1
Flexible Products & Services
Operating profit	$4.6	$11.2
Plus: depreciation and amortization expense	1.5	1.6
EBITDA	6.1	12.8
Plus: restructuring charges	0.7	—
Plus: incremental COVID-19 costs, net	0.1	—
Less: gain on disposal of properties, plants, equipment, and businesses, net	—	(5.1)
Adjusted EBITDA	$6.9	$7.7
Land Management
Operating profit	$2.4	$2.2
Plus: depreciation, depletion and amortization expense	0.9	1.0
EBITDA	3.3	3.2
Plus: restructuring charges	—	0.1
Less: gain on disposal of properties, plants, equipment, and businesses, net	(0.2)	—
Adjusted EBITDA	$3.1	$3.3

Net Sales
Net sales were $1,158.3 million for the second quarter of 2020 compared with $1,213.3 million for the second quarter of 2019. The $55.0 million decrease was primarily due to lower average net sales prices as a result of raw material price decreases and corresponding contractual price adjustment mechanisms, the divestiture of the CPG business, and the impact of foreign currency translation, partially offset by the additional Caraustar ownership period and strategic pricing actions. See the "Segment Review" below for additional information on net sales by segment for the second quarter of 2020.

Gross Profit
Gross profit was $240.7 million for the second quarter of 2020 compared with $248.7 million for the second quarter of 2019. The respective reasons for the improvement or decline in gross profit, as the case may be, for each segment are described below in the “Segment Review.” Gross profit margin was 20.8 percent for the second quarter of 2020 compared with 20.5 percent for the second quarter of 2019.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $121.1 million for the second quarter of 2020 and $140.0 million for the second quarter of 2019. This decrease was primarily due to a reduction in performance based compensation, salaries and benefits costs, professional fees, and business travel. SG&A expenses were 10.5 percent of net sales for the second quarter of 2020 compared with 11.5 percent of net sales for the second quarter of 2019.
Restructuring Charges
Restructuring charges were $4.4 million for the second quarter of 2020 compared with $7.5 million for the second quarter of 2019. See Note 4 to the Interim Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information.
Acquisition and Integration related Costs
Acquisition and integration related costs were $4.8 million for the second quarter of 2020 compared with $13.8 million for the second quarter of 2019. We completed our acquisition of Caraustar on February 11, 2019 (the “Caraustar Acquisition”) and our acquisition of Tholu B.V. and its wholly owned subsidiary A. Thomassen Transport B.V. (collectively "Tholu") on June 11, 2019 (the "Tholu Acquisition"). The decrease in acquisition and integration related costs was primarily due to reduction of expenses over those incurred in connection with the Caraustar Acquisition last year. See Note 2 to the Interim Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information.
Impairment Charges
Non-cash asset impairment charges were $1.3 million for the second quarter of 2020 compared with zero for the second quarter of 2019. See Note 7 to the Interim Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information.
Gain on Disposal of Properties, Plants and Equipment, net
The gain on disposal of properties, plants and equipment, net was $1.3 million and $4.9 million for the second quarter of 2020 and 2019, respectively.
Loss on Disposal of Businesses, net
The loss on disposal of business, net was $38.4 million and $1.7 million for the second quarter of 2020 and 2019, respectively. This increase was primarily due to the divestiture of the CPG business. See Note 2 to the Interim Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information.
Financial Measures
Operating profit was $72.0 million for the second quarter of 2020 compared with $90.6 million for the second quarter of 2019. Net income was $15.8 million for the second quarter of 2020 compared with $21.1 million for the second quarter of 2019. Adjusted EBITDA was $181.3 million for the second quarter of 2020 compared with $162.0 million for the second quarter of 2019. The $19.3 million increase in Adjusted EBITDA was primarily due to favorable timing on contractual price adjustment mechanisms, the eleven day additional Caraustar ownership period this quarter and a reduction in SG&A expense.
Trends
We anticipate demand softness in our industrial manufacturing businesses, particularly in North America, for the remainder of our fiscal year, although more severe in our third quarter than in our fourth quarter. The increased customer stocking due to concerns over COVID-19 that occurred during our second quarter will result in decreased demand in many of our regions and businesses until restocking occurs. This will be partially offset by month over month demand increasing as businesses in end markets that were adversely affected by COVID-19, including automobile manufacturers and their supply chain and lubricant, paint, chemical and textile manufacturers, resume more normal production levels; although we believe this will be a slow process and volumes will be significantly lower on a year over year basis compared to 2019.
We expect raw material prices for steel and resin to remain relatively stable throughout the remainder of 2020. However, prices for old corrugated containers in the U.S. have been increasing due to supply shortages caused by the impact of COVID-19 on the collection of used containers. We expect such prices to peak during our third quarter and decrease over the remainder of the year to levels comparable to last year. These increases will continue to intensify the price-cost squeeze in our Paper Packaging & Services segment.
We also anticipate global macroeconomic conditions to continue to remain volatile throughout the remainder of our fiscal year due to the ongoing direct and indirect economic impacts of COVID-19 on our customers and their customers.
Segment Review
Rigid Industrial Packaging & Services
Our Rigid Industrial Packaging & Services segment offers a comprehensive line of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, filling, logistics, warehousing and other packaging services. Key factors influencing profitability in the Rigid Industrial Packaging & Services segment are:
•Selling prices, product mix, customer demand and sales volumes;
•Raw material costs, primarily steel, resin, containerboard and used industrial packaging for reconditioning;
•Energy and transportation costs;
•Benefits from executing the Greif Business System;
•Restructuring charges;
•Acquisition of businesses and facilities;
•Divestiture of businesses and facilities; and
•Impact of foreign currency translation.
Net sales were $602.6 million for the second quarter of 2020 compared with $631.6 million for the second quarter of 2019. The $29.0 million decrease in net sales was primarily due to foreign currency translation impact and lower average sale prices as a result of raw material price decreases and corresponding contractual price adjustment mechanisms, partially offset by strategic pricing actions and stronger volumes in certain regions.
Gross profit was $129.3 million for the second quarter of 2020 compared with $121.0 million for the second quarter of 2019. The $8.3 million increase in gross profit was primarily due to the lower priced raw materials, the timing of contractual pass through arrangements, strategic pricing actions, and product mix shifts. Gross profit margin increased to 21.5 percent from 19.2 percent for the three months ended April 30, 2020 and 2019, respectively.
Operating profit was $70.5 million for the second quarter of 2020 compared with operating profit of $47.0 million for the second quarter of 2019. Adjusted EBITDA was $92.2 million for the second quarter of 2020 compared with $68.9 million for the second quarter of 2019. The increase was primarily due to the same factors that impacted gross profit and a reduction in the segment’s SG&A expense due to a decrease in performance based compensation, cost reduction activities, and the segment receiving a smaller portion of allocated corporate costs.
Paper Packaging & Services
Our Paper Packaging & Services segment produces and sells containerboard, corrugated sheets, corrugated containers, and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, automotive components, books and furniture, as well as numerous other applications. We also produce and sell coated and uncoated recycled paperboard, some of which we use to produce and sell industrial products (tubes and cores, construction products, protective packaging, and adhesives) and consumer packaging products (folding cartons, set-up boxes, and packaging services). In addition, we also purchase and sell recycled fiber. On April 1, 2020, we completed the divestiture of the CPG business and we no longer produce and sell consumer packaging products (folding cartons, set-up boxes, and packaging services). Key factors influencing profitability in the Paper Packaging & Services segment are:
•Selling prices, product mix, customer demand and sales volumes;
•Raw material costs, primarily old corrugated containers;
•Energy and transportation costs;
•Benefits from executing the Greif Business System;
•Acquisition of businesses and facilities;
•Restructuring charges; and
•Divestiture of businesses and facilities.
Net sales were $481.6 million for the second quarter of 2020 compared with $497.6 million for the second quarter of 2019. The $16.0 million decrease was primarily due to lower published containerboard and boxboard prices and the divestment of the CPG business, partially offset by the Company's eleven day additional ownership period for the quarter compared to 2019. The Company took approximately 24,000 tons of economic downtime across its containerboard operations during the quarter.
Gross profit was $94.9 million for the second quarter of 2020 compared with $108.3 million for the second quarter of 2019. The decrease in gross profit was primarily due to the same factors that impacted net sales. Gross profit margin was 19.7 percent and 21.8 percent for the second quarter of 2020 and 2019, respectively.
Operating (loss) profit was $(5.5) million for the second quarter of 2020 compared with $30.2 million for the second quarter of 2019. The decrease in operating profit was primarily due to the loss on divestment of the CPG business due to the allocation of goodwill to the transaction. Adjusted EBITDA was $79.1 million for the second quarter of 2020 compared with $82.1 million for the second quarter of 2019. The $3.0 million decrease in Adjusted EBITDA was primarily due to the same factors that impacted net sales and the segment receiving a greater portion of allocated corporate costs, partially offset by a reduction in the segment’s SG&A expense due to a decrease in performance based compensation and cost reduction activities.

Flexible Products & Services
Our Flexible Products & Services segment offers a comprehensive line of flexible products, such as flexible intermediate bulk containers. Key factors influencing profitability in the Flexible Products & Services segment are:
•Selling prices, product mix, customer demand and sales volumes;
•Raw material costs, primarily resin;
•Energy and transportation costs;
•Benefits from executing the Greif Business System;
•Restructuring charges;
•Divestiture of businesses and facilities; and
•Impact of foreign currency translation.
Net sales were $67.4 million for the second quarter of 2020 compared with $77.0 million for the second quarter of 2019. The $9.6 million decrease was primarily due to continued demand softness and lower average sale prices primarily as a result of raw material price decreases and corresponding contractual price adjustment mechanisms.
Gross profit was $13.9 million for the second quarter of 2020 compared with $16.6 million for the second quarter of 2019. The decrease was primarily due to the same factors that impacted net sales, partially offset by the timing of contractual pass through arrangements for raw material price decreases. The decrease in gross profit margin to 20.6 percent for the second quarter of 2020 from 21.6 percent for the second quarter of 2019 was primarily due to the same factors.
Operating profit was $4.6 million for the second quarter of 2020 compared with $11.2 million for the second quarter of 2019. Adjusted EBITDA was $6.9 million for the second quarter of 2020 compared with $7.7 million for the second quarter of 2019. The decrease in Adjusted EBITDA was primarily due to the same factors that impacted net sales, partially offset by a reduction in the segment’s SG&A expense due to a decrease in performance based compensation and cost reduction activities.
Land Management

As of April 30, 2020, our Land Management segment consisted of approximately 245,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management segment are:
•Planned level of timber sales;
•Selling prices and customer demand;
•Gains on timberland sales; and
•Gains on the disposal of development, surplus and HBU properties (“special use property”).
In order to maximize the value of our timber property, we continue to review our current portfolio and explore the development of certain of these properties. This process has led us to characterize our property as follows:
•Surplus property, meaning land that cannot be efficiently or effectively managed by us, whether due to parcel size, lack of productivity, location, access limitations or for other reasons;
•HBU property, meaning land that in its current state has a higher market value for uses other than growing and selling timber;
•Development property, meaning HBU land that, with additional investment, may have a significantly higher market value than its HBU market value; and
•Core Timberland, meaning land that is best suited for growing and selling timber.
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
As of April 30, 2020, we had approximately 18,800 acres of special use property in the United States.
Net sales decreased to $6.7 million for the second quarter of 2020 compared with $7.1 million for the second quarter of 2019.
Operating profit increased to $2.4 million for the second quarter of 2020 compared with $2.2 million for the second quarter of 2019. Adjusted EBITDA was $3.1 million and $3.3 million for the second quarter of 2020 and 2019, respectively.
Other Income Statement Changes
Interest Expense, net
Interest expense, net, was $29.3 million for the second quarter of 2020 compared with $33.9 million for the second quarter of 2019. This decrease was primarily due to lower borrowings.
U.S. and Non-U.S. Income before Income Tax Expense
See the following tables for details of the U.S. and non-U.S. income before income taxes and U.S. and non-U.S. income before income taxes after eliminating the impact of non-cash asset impairment charges, non-cash pension settlement income, restructuring charges, acquisition and integration related costs, debt extinguishment charges, and (gains) losses on sales of businesses (collectively, "Adjustments").

Summary
	Three Months Ended April 30,
	2020	2019
Non-U.S. % of Consolidated Net Sales	38.8%	39.0%
U.S. % of Consolidated Net Sales	61.2%	61.0%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T.	115.1%	115.3%
U.S. % of Consolidated I.B.I.T.	(15.1)%	(15.3)%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T. before Adjustments	56.1%	53.4%
U.S. % of Consolidated I.B.I.T. before Adjustments	43.9%	46.6%
	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation
	Three Months Ended April 30,
(in millions)	2020	2019
Non-U.S. I.B.I.T.	$47.9	$37.5
Non-cash asset impairment charges	1.3	—
Restructuring charges	1.6	1.9
Acquisition and integration related costs	—	0.2
Loss on sale of businesses, net	—	1.7
Total Non-U.S. Adjustments	2.9	3.8
Non-U.S. I.B.I.T. before Adjustments	$50.8	$41.3

U.S. I.B.I.T. Reconciliation
	Three Months Ended April 30,
(in millions)	2020	2019
U.S. I.B.I.T.	$(6.3)	$(5.0)
Restructuring charges	2.8	5.6
Acquisition and integration related costs	4.8	13.6
Debt extinguishment charges	—	21.9
Loss on sale of businesses, net	38.4	—
Total U.S. Adjustments	46.0	41.1
U.S. I.B.I.T. before Adjustments	$39.7	$36.1
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
Income tax expense for the second quarter of 2020 was $26.5 million on $41.6 million of pretax income and income tax expense for the first quarter of 2019 was $11.5 million on $32.5 million of pretax income. The increase to income tax expense was primarily caused by changes in the expected mix of earnings among tax jurisdictions, non-deductible goodwill for tax purposes related to the sale of the CPG business within the Paper Packaging & Services segment, and unfavorable one-time discrete items of $3.0 million that were recognized in this quarter. Income tax expense for the second quarter of 2019 reflected a provisional net tax benefit of $6.5 million for the acquisition of Caraustar. Other immaterial discrete items in the quarter resulted in tax benefit of $1.6 million.
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
The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from zero to $7.9 million. Actual results may differ materially from this estimate.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests represents the portion of earnings from the operations of our non-wholly owned, consolidated subsidiaries that belong to the noncontrolling interest in those subsidiaries. Net income attributable to noncontrolling interests for the second quarter of 2020 and 2019 was $4.4 million and $7.5 million, respectively. The decrease was primarily due to a decrease in the net operating profit of the Flexible Products & Services segment joint venture that was formed in 2010 by Greif, Inc. and one of its indirect subsidiaries with Dabbagh Group Holding Company Limited and one of its subsidiaries (referred to herein as the “Flexible Packaging JV” or “FPS VIE”).
Net Income Attributable to Greif, Inc.
Based on the factors noted above, net income attributable to Greif, Inc. was $11.4 million for the second quarter of 2020 compared to $13.6 million for the second quarter of 2019.
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
Minimum pension liability, net
The change in minimum pension liability, net of tax was income of $1.3 million and $0.7 million for the second quarter of 2020 and 2019, respectively.

Year-to-Date Results
The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our business segments for the six months ended April 30, 2020 and 2019:

	Six Months Ended April 30,
(in millions)	2020	2019
Net sales:
Rigid Industrial Packaging & Services	$1,171.3	$1,229.5
Paper Packaging & Services	955.3	714.9
Flexible Products & Services	130.4	152.1
Land Management	13.7	13.8
Total net sales	$2,270.7	$2,110.3
Operating profit:
Rigid Industrial Packaging & Services	$113.3	$70.3
Paper Packaging & Services	27.0	65.5
Flexible Products & Services	6.6	17.2
Land Management	4.3	4.8
Total operating profit	$151.2	$157.8
EBITDA:
Rigid Industrial Packaging & Services	$149.9	$105.7
Paper Packaging & Services	106.5	109.4
Flexible Products & Services	9.7	20.7
Land Management	6.2	6.9
Total EBITDA	$272.3	$242.7
Adjusted EBITDA:
Rigid Industrial Packaging & Services	$154.7	$117.6
Paper Packaging & Services	157.0	128.6
Flexible Products & Services	11.0	15.6
Land Management	6.0	6.5
Total Adjusted EBITDA	$328.7	$268.3

The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the six months ended April 30, 2020 and 2019:

	Six Months Ended April 30,
(in millions)	2020	2019
Net income	$51.9	$56.9
Plus: interest expense, net	60.0	45.6
Plus: debt extinguishment charges	—	21.9
Plus: income tax expense	37.9	31.5
Plus: depreciation, depletion and amortization expense	122.5	86.8
EBITDA	$272.3	$242.7
Net income	$51.9	$56.9
Plus: interest expense, net	60.0	45.6
Plus: non-cash pension settlement charges	(0.1)	—
Plus: debt extinguishment charges	—	21.9
Plus: income tax expense	37.9	31.5
Plus: other expense, net	2.4	2.1
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.9)	(0.2)
Operating profit	151.2	157.8
Less: other expense, net	2.4	2.1
Less: non-cash pension settlement charges	(0.1)	—
Less: equity earnings of unconsolidated affiliates, net of tax	(0.9)	(0.2)
Plus: depreciation, depletion and amortization expense	122.5	86.8
EBITDA	$272.3	$242.7
Plus: restructuring charges	7.7	11.2
Plus: acquisition and integration related costs	9.9	16.4
Plus: non-cash asset impairment charges	1.4	2.1
Plus: non-cash pension settlement charges	(0.1)	—
Plus: incremental COVID-19 costs, net	0.9	—
Less: (gain) loss on disposal of properties, plants, equipment, and businesses, net	36.6	(4.1)
Adjusted EBITDA	$328.7	$268.3

The following table sets forth EBITDA and Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the six months ended April 30, 2020 and 2019:

	Six Months Ended April 30,
(in millions)	2020	2019
Rigid Industrial Packaging & Services
Operating profit	$113.3	$70.3
Less: other expense, net	3.9	3.2
Less: equity earnings of unconsolidated affiliates, net of tax	(0.9)	(0.2)
Plus: depreciation and amortization expense	39.6	38.4
EBITDA	$149.9	$105.7
Plus: restructuring charges	3.8	8.0
Plus: acquisition and integration related costs	—	0.3
Plus: non-cash impairment charges	1.4	2.1
Plus: non-cash pension settlement charges	—	—
Plus: incremental COVID-19 costs, net	0.3	—
Less: (gain) loss on disposal of properties, plants and equipment, and businesses, net	(0.7)	1.5
Adjusted EBITDA	$154.7	$117.6
Paper Packaging & Services
Operating profit	$27.0	$65.5
Less: other income, net	(1.4)	(0.9)
Less: non-cash pension settlement charges	(0.1)	—
Plus: depreciation and amortization expense	78.0	43.0
EBITDA	$106.5	$109.4
Plus: restructuring charges	2.7	3.1
Plus: acquisition and integration related costs	9.9	16.1
Plus: non-cash pension settlement charges	(0.1)	—
Plus: incremental COVID-19 costs, net	0.5	—
Less: loss on disposal of properties, plants and equipment, and businesses, net	37.5	—
Adjusted EBITDA	$157.0	$128.6
Flexible Products & Services
Operating profit	$6.6	$17.2
Less: other income, net	(0.1)	(0.2)
Plus: depreciation and amortization expense	3.0	3.3
EBITDA	$9.7	$20.7
Plus: restructuring charges	1.2	—
Plus: incremental COVID-19 costs, net	0.1	—
Less: gain on disposal of properties, plants and equipment, and businesses, net	—	(5.1)
Adjusted EBITDA	$11.0	$15.6
Land Management
Operating profit	$4.3	$4.8
Plus: depreciation, depletion and amortization expense	1.9	2.1
EBITDA	$6.2	$6.9
Plus: restructuring charges	—	0.1
Less: loss on disposal of properties, plants and equipment, and businesses, net	(0.2)	(0.5)
Adjusted EBITDA	$6.0	$6.5

Net Sales

Net sales were $2,270.7 million for the first six of 2020 compared with $2,110.3 million for the first six of 2019. The $160.4 million increase was primarily due to the sales contributed by the acquired Caraustar operations, partially offset by lower volumes in certain regions, lower average sale prices, the impact of foreign currency translation, and the divestment of the CPG business. See the "Segment Review" below for additional information on net sales by segment during the first six months of 2020.
Gross Profit
Gross profit was $463.3 million for the first six months of 2020 compared with $421.5 million for the first six of 2019. The respective reasons for the improvement or decline in each segment are described below in the “Segment Review.” Gross profit margin was 20.4 percent and 20.0 percent for first six months of 2020 and 2019, respectively.
Selling, General and Administrative Expenses
SG&A expenses were $256.5 million for the first six months of 2020 from $238.1 million for the first six months of 2019. The $18.4 million increase was primarily due to additional expenses attributable to the acquired Caraustar operations and increased amortization of intangible assets resulting from the acquisition of Caraustar, partially offset by decreased performance based compensation and cost reduction activities. SG&A expenses were 11.3 percent of net sales for the first six months of 2020 compared with 11.3 percent of net sales for the first six months of 2019.
Restructuring Charges
Restructuring charges were $7.7 million for the first six months of 2020 compared with $11.2 million for the first six months of 2019. See Note 4 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information on the restructuring charges reported during the first six months of 2020.
Acquisition and Integration Related Costs
Acquisition and integration related costs were $9.9 million for the first six months of 2020 compared with $16.4 million for the first six months of 2019. We completed the Caraustar Acquisition on February 11, 2019 and the Tholu Acquisition on June 11, 2019. The decrease in acquisition and integration related costs was primarily due to reduced expenses incurred in the first six months of 2020 relative to the first six months of 2019 in which costs were incurred in connection with the Caraustar Acquisition. See Note 2 to the Interim Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information.
Impairment Charges
Non-cash asset impairment charges were $1.4 million for the first six months of 2020 compared with $2.1 million for the first six months of 2019. See Note 7 to the Interim Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information.
Gain on Disposal of Properties, Plants and Equipment, net
The gain on disposal of properties, plants and equipment, net was $1.8 million and $5.8 million for the first six months of 2020 and 2019, respectively.
Loss on Disposal of Businesses, net
The loss on disposal of business, net was $38.4 million and $1.7 million for the first six months of 2020 and 2019, respectively. The increase was primarily due to divestiture of the CPG business.
Financial Measures
Operating profit was $151.2 million for the first six months of 2020 compared with $157.8 million for the first six months of 2019. Net income was $51.9 million for the first six months of 2020 compared with $56.9 million for the first six months of 2019. Adjusted EBITDA was $328.7 million for the first six months of 2020 compared with $268.3 million for the first six months of 2019. The $60.4 million increase in Adjusted EBITDA was primarily due to the contribution by the acquired Caraustar operations, favorable timing of contractual pass through arrangements, and a reduction in SG&A expense, partially offset by lower volumes.
Segment Review

Rigid Industrial Packaging & Services
Net sales were $1,171.3 million for the first six months of 2020 compared with $1,229.5 million for the first six months of 2019. The $58.2 million decrease in net sales was primarily due to lower average sale prices as a result of raw material price decreases and corresponding contractual price adjustment mechanisms, partially offset by strategic pricing actions.
Gross profit was $237.1 million for the first six months of 2020 compared with $219.6 million for the first six months of 2019. The $17.5 million increase in gross profit was primarily due to lower priced raw materials, the timing of contractual pass through arrangements, product mix shifts, and strategic pricing actions. Gross profit margin increased to 20.2 percent for the first six months of 2020 from 17.9 percent for the first six months of 2019.
Operating profit was $113.3 million for the first six months of 2020 compared with $70.3 million for the first six months of 2019. Adjusted EBITDA was $154.7 million for the first six months of 2020 compared with $117.6 million for the first six months of 2019. The $37.1 million increase in Adjusted EBITDA was due primarily to the same factors that impacted gross profit and a reduction in the segment's SG&A expense due to cost reduction activities, a decrease in performance based compensation, and the segment receiving a smaller portion of allocated corporate costs.
Paper Packaging & Services
Net sales increased $240.4 million to $955.3 million for the first six months of 2020 compared with $714.9 million for the first six months of 2019, primarily due to contribution from the acquired Caraustar operations, partially offset by decreased volumes, lower published containerboard and boxboard prices, and the divestment of the CPG business.
Gross profit was $195.0 million for the first six months of 2020 compared with $162.2 million for the first six months of 2019. Gross profit margin was 20.4 percent and 22.7 percent for the first six months of 2020 and 2019, respectively. The increase in gross profit was due primarily to the same factors that impacted net sales. The decrease in gross profit margin was due primarily to higher manufacturing costs.
Operating profit was $27.0 million for the first six months of 2020 compared with $65.5 million for the first six months of 2019. The decrease in operating profit was primarily due to the loss on divestment of the CPG business due to the allocation of goodwill to the transaction. Adjusted EBITDA was $157.0 million for the first six months of 2020 compared with $128.6 million for the first six months of 2019. The $28.4 million increase in Adjusted EBITDA was due to the same factors that impacted net sales and a reduction in the segment’s SG&A expense due to a decrease in performance based compensation and cost reduction activities, partially offset by the segment receiving a greater portion of allocated corporate costs.
Flexible Products & Services
Net sales decreased $21.7 million to $130.4 million for the first six months of 2020 compared with $152.1 million for the first six months of 2019. The decrease was primarily due to continued demand softness and lower average sale prices.
Gross profit was $26.2 million for the first six months of 2020 compared with $34.0 million for the first six months of 2019. The decrease was primarily due to the same factors that impacted net sales, partially offset by the timing of contractual pass through arrangements for raw material price decreases. Gross profit margin increased to 20.1 percent for the first six months of 2020 from 22.4 percent for the first six months of 2019.
Operating profit was $6.6 million for the first six months of 2020 compared with $17.2 million for the first six months of 2019. Adjusted EBITDA was $11.0 million for the first six months of 2020 compared with $15.6 million for the first six months of 2019. The $4.6 million decrease in Adjusted EBITDA was primarily due to the same factors that impacted net sales, partially offset by a reduction in the segment's SG&A expense due to a decrease in performance based compensation and cost reduction activities.
Land Management
Net sales decreased to $13.7 million for the first six months of 2020 compared with $13.8 million for the first six months of 2019.
Operating profit increased to $4.3 million for the first six months of 2020 from $4.8 million for the first six months of 2019. Adjusted EBITDA was $6.0 million and $6.5 million for the first six months of 2020 and 2019, respectively.

Other Income Statement Changes
Interest expense, net
Interest expense, net, was $60.0 million for the first six months of 2020 compared with $45.6 million for the first six months of 2019. The increase was primarily due to the incremental debt incurred in connection with the Caraustar Acquisition.
U.S. and non-U.S. Income before Income Tax Expense
See the following tables for details of the U.S. and non-U.S. income before income taxes and U.S. and non-U.S. income before income taxes after eliminating the impact of non-cash asset impairment charges, non-cash pension settlement income, restructuring charges, acquisition and integration related costs, debt extinguishment charges, and (gains) losses on sales of businesses (collectively, "Adjustments").

Summary
	Six Months Ended April 30,
	2020	2019
Non-U.S. % of Consolidated Net Sales	38.7%	43.2%
U.S. % of Consolidated Net Sales	61.3%	56.8%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T.	89.4%	59.4%
U.S. % of Consolidated I.B.I.T.	10.6%	40.6%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T. before Adjustments	57.0%	43.6%
U.S. % of Consolidated I.B.I.T. before Adjustments	43.0%	56.4%
	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation
	Six Months Ended April 30,
(in millions)	2020	2019
Non-U.S. I.B.I.T.	$79.5	$52.4
Non-cash asset impairment charges	1.4	2.1
Restructuring charges	2.4	5.2
Acquisition and integration related costs	—	0.3
Loss on sale of businesses, net	—	1.7
Total Non-U.S. Adjustments	3.8	9.3
Non-U.S. I.B.I.T. before Adjustments	$83.3	$61.7

U.S. I.B.I.T. Reconciliation
	Six Months Ended April 30,
(in millions)	2020	2019
U.S. I.B.I.T.	$9.4	$35.8
Non-cash pension settlement income	(0.1)	—
Restructuring charges	5.3	6.0
Acquisition-related costs	9.9	16.1
Debt extinguishment charges	—	21.9
Loss on sale of businesses, net	38.4	—
Total U.S. Adjustments	53.5	44.0
U.S. I.B.I.T. before Adjustments	$62.9	$79.8

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
Income tax expense for the first six months of 2020 was $37.9 million on $88.9 million of pretax income and income tax expense for the first six months of 2019 was $31.5 million on $88.2 million of pretax income. The increase to income tax expense was primarily caused by changes in the expected mix of earnings among tax jurisdictions, non-deductible goodwill for tax purposes related to the sale of the CPG business within the Paper Packaging & Services segment, and unfavorable one-time discrete items of $1.2 million that were recognized in the period. The first six months of 2019 reflect an incremental $2.3 million of tax expense related to the one-time transition tax liability, offset by the tax effect of foreign currency losses of $1.7 million recognized due to the tax effect of foreign currency losses of $1.7 million recognized due to a change in the permanent reinvestment assertion. Other discrete items included $6.6 million of tax benefits associated with the Caraustar Acquisition and refinancing costs as well as $2.3 million of tax expense associated with a foreign subsidiary divestiture. Other immaterial discrete items in the first six months of 2019 resulted in a tax benefit of $4.0 million.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests for the first six months of 2020 and 2019 was $8.2 million and $13.6 million, respectively. This decrease was primarily due to decreased net operating profit of the Flexible Packaging JV during the first six months of 2020 compared to 2019.
Net income attributable to Greif, Inc.
Based on the factors noted above, net income attributable to Greif, Inc. was $43.7 million for the first six months of 2020 compared to $43.3 million for the first six months of 2019.
OTHER COMPREHENSIVE INCOME (LOSS) CHANGES
Foreign currency translation
In accordance with ASC 830, “Foreign Currency Matters,” the assets and liabilities denominated in a foreign currency are translated into United States Dollars at the rate of exchange existing at the end of the current period, and revenues and expenses are translated at average exchange rates over the month in which they are incurred. The cumulative translation adjustments, which represent the effects of translating assets and liabilities of our international operations, are presented in the condensed consolidated statements of changes in equity in accumulated other comprehensive income (loss). The change in foreign currency translation, net of tax was loss of $55.4 million and $9.5 million for the first six months of 2020 and 2019, respectively. This change was primarily due to the strengthening of the dollar against significant currencies.
Derivative financial instruments
The change in derivative financial instruments, net of tax was a loss of $22.9 million and $15.7 million for the first six months of 2020 and 2019, respectively. This change was primarily due to an increased portfolio of interest rate swaps. See Note 7 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information.
Minimum pension liability, net
Change in minimum pension liability, net of tax for the first six months of 2020 and 2019 was income of $23.0 million and a loss of $0.1 million, respectively. This change was primarily due to the remeasurement of defined benefit plans in the United States as a result of pension events discussed in Note 10 to the Interim Condensed Consolidated Financial Statements in Item 1 of this Form-10Q.

BALANCE SHEET CHANGES
Working Capital changes
The $23.7 million decrease in accounts receivable to $640.5 million as of April 30, 2020 from $664.2 million as of October 31, 2019 was primarily due to the divestment of the CPG business and a decrease in net sales.
The $19.2 million decrease in inventories to $339.0 million as of April 30, 2020 from $358.2 million as of October 31, 2019 was primarily due to the divestment of the CPG business and decreased raw material purchases.
The $16.9 million decrease in accounts payable to $418.3 million as of April 30, 2020 from $435.2 million as of October 31, 2019 was primarily due to the divestment of the CPG business and decreased raw material purchases and prices.
Other balance sheet changes
The $43.1 million decrease in goodwill to $1,474.7 million as of April 30, 2020 from 1,517.8 million as of October 31, 2019 was primarily due to the divestment of the CPG business. See Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 of this Form-10Q for additional information.
The $36.3 million decrease in other intangible assets to $740.2 million as of April 30, 2020 from $776.5 million as of October 31, 2019 was primarily due to amortization. See Note 3 to the Interim Condensed Consolidated Financial Statements in Item 1 of this Form-10Q for additional information.
The $94.2 million decrease in properties, plants and equipment, net to $1,596.1 million as of April 30, 2020 from $1,690.3 million as of October 31, 2019 was primarily due to depreciation and fixed assets sold in the divestiture of the CPG business.
The $56.0 million decrease in accrued payroll and employee benefits to $86.4 million as of April 30, 2020 from $142.4 million as of October 31, 2019 was primarily due to annual incentive plan payments and a decrease in accrued performance based compensation.
The $63.9 million decrease in long term debt to $2,595.1 million as of April 30, 2020 from $2,659.0 million as of October 31, 2019 was primarily due to repayments on term loans and accounts receivable financing facilities. See Note 6 to the Interim Condensed Consolidated Financial Statements in Item 1 of this Form-10Q for additional information.
The $39.5 million decrease in pension liabilities to $138.1 million as of April 30, 2020 from $177.6 million as of October 31, 2019 was primarily due to the remeasurement of two U.S. pension plans. See Note 10 to the Interim Condensed Consolidated Financial Statements in Item 1 of this Form-10Q for additional information.
The $24.7 million increase in other long term liabilities to $153.6 million as of April 30, 2020 from $128.9 million as of October 31, 2019 was primarily due to an increase of $15.6 million related to derivative financial instruments, and an increase of $6.8 million related to taxes. See Note 7 to the Interim Condensed Consolidated Financial Statements in Item 1 of this Form-10Q for additional information on our derivative financial instruments.

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
Capital Expenditures
During the first six months of 2020 and 2019, we invested $65.4 million (excluding $2.8 million for purchases of and investments in timber properties) and $63.6 million (excluding $2.3 million for purchases of and investments in timber properties), respectively, in capital expenditures.

We anticipate future capital expenditures, excluding the potential purchases of and investments in timber properties, ranging from $141.0 million to $161.0 million in 2020. This is a reduction in previously stated estimates due to economic uncertainty from the current COVID-19 pandemic. We anticipate that these expenditures will replace and improve existing equipment and fund new facilities.
United States Trade Accounts Receivable Credit Facility
On September 24, 2019, we amended and restated the existing receivable financing facility in the United States to establish a $275.0 million United States Trade Accounts Receivables Credit Facility (the "U.S. Receivables Facility") with several financial institutions. The U.S. Receivables Facility matures on September 24, 2020. As of April 30, 2020, $246.5 million, net of deferred financing costs of $0.3 million, was outstanding under the U.S. Receivable Facility. This was reported in 'Long-term debt' on the interim condensed consolidated balance sheets because we intend to refinance this obligation on a long-term basis and have the intent and ability to consummate a long-term refinancing by exercising the renewal option in the agreement or entering into a new financing arrangement.
We may terminate the U.S. Receivables Facility at any time upon five days prior written notice. The U.S. Receivables Facility is secured by certain of our United States trade accounts receivables and bears interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the U.S. Receivables Facility. See Note 1 to the Interim Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for discussion of ASU 2020-04 "Reference Rate Reform" for the Company's considerations of the impact of reference rate reform on contracts utilizing LIBOR rates. The U.S. Receivables Facility also contains certain covenants and events of default, which are substantially the same as the covenants under the 2019 Credit Agreement. As of April 30, 2020, we were in compliance with these covenants. Proceeds of the U.S. Receivables Facility are available for working capital and general corporate purposes.
See Note 6 to the Interim Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information.
International Trade Accounts Receivable Credit Facilities
On April 17, 2020, Cooperage Receivables Finance B.V. and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc., amended and restated the Nieuw Amsterdam Receivables Financing Agreement (the "European RFA"). The European RFA provides an accounts receivable financing facility of up to €100.0 million ($108.2 million as of April 30, 2020) secured by certain European accounts receivable. The $89.7 million outstanding on the European RFA as of April 30, 2020 is reported as 'Long-term debt' on the interim condensed consolidated balance sheets because we intend to refinance these obligations on a long-term basis and have the intent and ability to consummate a long-term refinancing by exercising the renewal option in the respective agreement or entering into new financing arrangements.
See Note 6 to the Interim Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information.
Borrowing Arrangements
Long-term debt is summarized as follows:

(in millions)	April 30, 2020	October 31, 2019
2019 Credit Agreement - Term Loans	$1,570.3	$1,612.2
Senior Notes due 2027	494.7	494.3
Senior Notes due 2021	216.1	221.7
Accounts receivable credit facilities	336.2	351.6
2019 Credit Agreement - Revolving Credit Facility	73.7	76.1
Other debt	0.2	0.4
	2,691.2	2,756.3
Less: current portion	83.8	83.7
Less: deferred financing costs	12.3	13.6
Long-term debt, net	$2,595.1	$2,659.0

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
The 2019 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that, at the end of any quarter, we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (as used in this paragraph only, “EBITDA”) to be greater than 4.75 to 1.00 and stepping down annually by 0.25 increments beginning on July 31, 2020 to 4.00 on July 31, 2023. The interest coverage ratio generally requires that, at the end of any quarter, we will not permit the ratio of (a) our consolidated EBITDA, to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve month period. As of April 30, 2020, we were in compliance with the covenants and other agreements in the 2019 Credit Agreement.
See Note 6 to the Interim Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information.
Senior Notes due 2027
On February 11, 2019, we issued $500.0 million of 6.50% Senior Notes due March 1, 2027 (the "Senior Notes due 2027"). Interest on the Senior Notes due 2027 is payable semi-annually commencing on September 1, 2019. Our obligations under the Senior Notes due 2027 are guaranteed by our U.S. subsidiaries that guarantee the 2019 Credit Agreement, as described above. The Senior Notes due 2027 are governed by an Indenture that contains various covenants. Certain of these covenants will be suspended if the Senior Notes due 2027 achieve investment grade ratings from both Moody’s Investors Service, Inc. and Standard & Poor’s Global Ratings and no default or event of default has occurred and is continuing. As of April 30, 2020, we were in compliance with these covenants.
See Note 6 to the Interim Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information.
Senior Notes due 2021
Our Luxembourg subsidiary has issued €200.0 million of 7.375% Senior Notes due July 15, 2021 (the "Senior Notes due 2021"). Interest on the Senior Notes due 2021 is payable semi-annually. The Senior Notes due 2021 are guaranteed on a senior basis by Greif, Inc. The Senior Notes due 2021 are governed by an Indenture that contains various covenants. As of April 30, 2020, we were in compliance with these covenants.
See Note 6 to the Interim Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information.
Interest Rate Derivatives
We have various borrowing facilities which charge interest based on the one month U.S. dollar LIBOR rate plus an interest spread. Refer to Note 1 to the Interim Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for discussion of ASU 2020-04 "Reference Rate Reform" for the Company's considerations of the impact of reference rate reform on contracts utilizing LIBOR rates.
In 2020, the Company entered into four forward starting interest rate swaps with a total notional amount of $200.0 million effective July 15, 2021. The Company receives variable rate interest payments based upon one month U.S. dollar LIBOR, and in return the Company is obligated to pay interest at a weighted-average interest rate of 0.90% plus a spread.

In 2019, we entered into six interest rate swaps with a total notional amount of $1,300.0 million that amortize to $200.0 million over a five year term. The outstanding notional amount as of April 30, 2020 is $1,000.0 million. We receive variable rate interest payments based upon one month U.S. dollar LIBOR, and in return we are obligated to pay interest at a weighted-average interest rate of 2.49%.
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
As of April 30, 2020, and October 31, 2019, we had outstanding foreign currency forward contracts in the notional amount of $193.5 million, and $275.0 million, respectively.
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
See Note 7 to the Interim Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
In 2020, the Company entered into four forward starting interest rate swaps with a total notional amount of $200.0 million effective July 15, 2021. The Company receives variable rate interest payments based upon one month U.S. dollar LIBOR, and in return the Company is obligated to pay interest at a weighted-average interest rate of 0.90% plus a spread.
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
Disclosure Controls and Procedures
With the participation of our principal executive officer and principal financial officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report:
•Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission;
•Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and
•Our disclosure controls and procedures are effective.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
Risks Related to COVID-19
The COVID-19 pandemic has had, and will continue to have for the foreseeable future, a significant adverse impact on the global economy. Due to the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and will likely continue to emerge over time. The most significant risks and uncertainties presented to Greif by this pandemic are discussed below.
The current COVID-19 pandemic could have material adverse effect on our business, financial condition, results of operations and cash flow.
In response to the outbreak of COVID-19, governmental authorities throughout the world have implemented numerous measures to try to reduce the spread and impact of the virus, including quarantines, shelter in place, and shutdowns of so-called “nonessential” businesses. Under the guidance issued by the U.S. Department of Homeland Security, and similar designations by governmental authorities throughout the world, the products we manufacture and the services we provide have been deemed “essential” and, as a result, governments in every country in which we do business have allowed our operations to continue without disruption. However, a significant number of our customers or our customer’s end use markets are deemed nonessential under some governmental orders or have suspended operations due to a decreased demand for their products resulting from the negative economic conditions. For the markets we serve, for example, we have seen a softening in demand within the textile, automotive, durable goods and lubricant industries offset by an increase in demand, which may be temporary, from the food, pharmaceutical and household goods industries. Nevertheless, even where governments permit nonessential businesses to operate, the lack of demand for our customer’s products may translate into a lack of demand for our products.
The persistence or further deterioration of economic conditions and continued disruption to our customers or the global supply chain due to the COVID-19 pandemic could have a significant negative impact on our results of operations, cash flows and financial condition. To mitigate these risks we have organized a taskforce at the global and regional levels to develop and implement operational plans to ensure we are as prepared as possible to continue supplying our products and services to our customers. Our primary concern is the health and safety of our workforce. In that regard, we have implemented precautionary measures, which are on-going, to help minimize the risk of our employees being exposed to the virus, including providing the following:
•Alternative work arrangements including working remotely where possible;
•Enhanced cleaning and disinfecting of our physical locations;
•Temperature screenings and face coverings and other personal protective equipment, as needed, for employees;
•Restricted third-party visits to our facilities, where possible; and
•Temporary elimination of work-related travel.
As a result of the quickly evolving developments associated with the COVID-19 pandemic and the significant economic uncertainties and volatility, including the severity of the disease, the duration of the pandemic, actions taken and to be taken by governmental authorities to mitigate the spread and contain potential new outbreaks, we cannot at this time predict the overall impact to our business. Some of the factors we believe could have a material adverse effect on our business operations, financial condition, cash flows and results of operation from the COVID-19 outbreak include the following:
•We could lose key customers who go out-of-business due to the adverse consequences of COVID-19 on their business;
•We could experience a material reduction in the demand for our products and services for an extended period of time;
•Although to date we have been able to obtain a sufficient supply of raw materials, we could experience a reduction in our production capabilities if we cannot secure sufficient supplies of key raw materials;
•We could incur significant raw material price increases, which would likely have an adverse effect on our operating margins, such as the recent significant Old Corrugated Containers (“OCC”) price increases which is the largest raw material used in our PPS business;
•We could face extended facility closures if we experience an outbreak of the virus in a manufacturing facility or temporary downtime if demand for our products is dramatically reduced;

•We have already incurred additional costs as a result of keeping our employees safe at work and expenditures to enable our office employees to work remotely, and these costs could become material as the pandemic continues;
•We could be subjected to increased cyber security threats if our office employees continue to work remotely for an extended period of time;
•We could be subjected to risks related to the global nature of our business, including material fluctuations in foreign currency exchange rates and compliance matters applicable to export controls, sanctions and anti-corruption laws and regulations;
•We may not be able to meet, or it may take longer to realize, the projected synergies, cost savings, operating efficiencies and other benefits from the Caraustar acquisition;
•Our internal controls may be adversely affected as the need for working remotely extends, which could result in a significant deficiency or material weakness in our internal controls;
Our ability to execute necessary business functions in an efficient and uninterrupted fashion is highly dependent upon the Internet and related technology. Because many business are deploying a remote workforce as a result of COVID-19, Internet usage has increased significantly. A significant interruption or major failure of the Internet would substantially impair our ability to perform daily functions on a timely basis and could result in a material adverse impact on our operations.
In addition, reactions to COVID-19 by federal and state governmental agencies, including the Federal Reserve, and consumers could lead to higher inflation, which can in turn result in an increase in our costs. In addition, inflation may cause changes in interest rates, which could affect the borrowing rates under our credit facilities.
There have been no other material changes in our risk factors from those disclosed in the 2019 Form 10-K under Part I, Item 1A –– Risk Factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 5. OTHER INFORMATION
Disclosure of Information Otherwise Required to be Disclosed in Form 8-K
Item 5.02(e) of Form 8-K – Compensatory Arrangements of Certain Officers
On June 1, 2020, the Compensation Committee of the Company’s Board of Directors adopted the Greif, Inc. Nonqualified Supplemental Deferred Compensation Plan (the “NQSP”).
Participation in the NQSP is limited to executive officers of the Company who do not participate in the Company’s Supplemental Employee Retirement Plan or the Company’s Defined Contribution Supplemental Employee Retirement Plan. Under the NQSP, participants that are employed by the Company on December 31 of each year will be credited with a contribution equal to 6% of the excess, if any, of the sum of the participant’s base salary and annual short-term incentive plan bonus payment accrued in connection with the fiscal year ending within such calendar year, over the maximum compensation limit considered by the Company’s 401(k) Plan (currently $285,000). Accounts of participants will also be credited with interest calculated using the discount rate used to calculate the present value of the Company’s future obligations under the Greif Pension Plan.
NQSP benefits are subject to vesting. In general, benefits vest on the earliest of: (a) the completion of at least ten years of vesting service (as credited under the Company’s 401(k) Plan); (b) the attainment of age 65; (c) death; (d) disability; or (e) certain terminations following a change in control of the Company. NQSP benefits represent unfunded obligations of the Company.
The foregoing description is qualified in its entirety by reference to the Greif, Inc. Nonqualified Supplemental Deferred Compensation Plan and the form of the participation letter to be executed by participants in the NQSP, copies of which are filed as Exhibit 10.3 and Exhibit 10.4, respectively, to this Quarterly Report on Form 10-Q, which documents are incorporated herein by reference.

ITEM 6. EXHIBITS
(a.) Exhibits

Exhibit No.	Description of Exhibit

10.1	Assignment agreement dated March 31, 2020, by and among Greif Receivables Funding LLC, Greif Packaging LLC, Custom Packaging Group LLC, the other Originators party hereto, Greif, Inc., the Investors, Administrators and Managing Agents party hereto and Bank of America, N.A., as Agent.

10.2	Amendment agreement dated April 17, 2020, between Coöperatieve Rabobank U.A. Trading as Rabobank London, Coöperatieve Rabobank U.A, Nieuw Amsterdam Receivables Corporation B.V., Cooperage Receivables Finance B.V., Stichting Cooperage Receivables Finance Holding, Greif Service Belgium BVBA, Greif, Inc., the Originators as described herein and Trust International Management (T.I.M.) B.V.)

10.3	Nonqualified Supplemental Deferred Compensation Plan, effective January 1, 2020

10.4	Form Nonqualified Supplemental Deferred Compensation Plan Participation Letter

10.5	Amended and Restated Nonqualified Deferred Compensation Plan, effective June 1, 2008

10.6	Amended and Restated Nonqualified Deferred Compensation Plan Amendment No. 1, dated December 20, 2010

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a —14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GREIF, INC.
(Registrant)

Date: June 4, 2020	/s/ Lawrence A. Hilsheimer
Lawrence A. Hilsheimer,
Executive Vice President and Chief Financial Officer