Form 10-Q
period 2021-01-31
GREIF, INC
filed 2021-02-26
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock	GEF	New York Stock Exchange
Class B Common Stock	GEF-B	New York Stock Exchange
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on February 22, 2021:

Class A Common Stock	26,525,238 shares
Class B Common Stock	22,007,725 shares

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended January 31,
(in millions, except per share amounts)	2021	2020
Net sales	$1,146.5	$1,112.4
Cost of products sold	934.3	889.8
Gross profit	212.2	222.6
Selling, general and administrative expenses	134.3	135.4
Restructuring charges	3.1	3.3
Acquisition and integration related costs	2.0	5.1
Non-cash asset impairment charges	1.3	0.1
Loss (gain) on disposal of properties, plants and equipment, net	1.6	(0.5)
Gain on disposal of businesses, net	(0.1)	—
Operating profit	70.0	79.2
Interest expense, net	25.2	30.7
Non-cash pension settlement charges (income)	8.5	(0.1)
Other expense, net	—	1.3
Income before income tax expense and equity earnings of unconsolidated affiliates, net	36.3	47.3
Income tax expense	6.1	11.4
Equity earnings of unconsolidated affiliates, net of tax	(0.7)	(0.2)
Net income	30.9	36.1
Net income attributable to noncontrolling interests	(7.5)	(3.8)
Net income attributable to Greif, Inc.	$23.4	$32.3
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$0.40	$0.55
Class B common stock	$0.59	$0.81
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$0.40	$0.55
Class B common stock	$0.59	$0.81
Weighted-average number of Class A common shares outstanding:
Basic	26.5	26.3
Diluted	26.5	26.4
Weighted-average number of Class B common shares outstanding:
Basic	22.0	22.0
Diluted	22.0	22.0
Cash dividends declared per common share:
Class A common stock	$0.44	$0.44
Class B common stock	$0.65	$0.65
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended January 31,
(in millions)	2021	2020
Net income	$30.9	$36.1
Other comprehensive income (loss), net of tax:
Foreign currency translation	27.6	(3.1)
Derivative financial instruments	1.9	0.2
Minimum pension liabilities	22.7	21.7
Other comprehensive income, net of tax	52.2	18.8
Comprehensive income	83.1	54.9
Comprehensive income attributable to noncontrolling interests	10.1	1.8
Comprehensive income attributable to Greif, Inc.	$73.0	$53.1
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	January 31, 2021	October 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$101.4	$105.9
Trade accounts receivable, less allowance of $8.4 in 2021 and $9.4 in 2020	679.7	636.6
Inventories:
Raw materials	243.5	208.4
Work-in-process	2.9	5.4
Finished goods	89.3	79.8
Assets held for sale	57.0	57.0
Assets held by special purpose entities	—	50.9
Prepaid expenses	52.6	43.0
Other current assets	119.9	115.8
	1,346.3	1,302.8
Long-term assets
Goodwill	1,530.4	1,518.4
Other intangible assets, net of amortization	700.1	715.3
Deferred tax assets	28.4	11.3
Pension asset	32.3	29.5
Operating lease assets	299.8	307.5
Other long-term assets	114.4	99.2
	2,705.4	2,681.2
Properties, plants and equipment
Timber properties, net of depletion	224.2	224.5
Land	164.8	162.6
Buildings	535.8	524.7
Machinery and equipment	1,976.1	1,930.6
Capital projects in progress	122.6	120.6
	3,023.5	2,963.0
Accumulated depreciation	(1,508.6)	(1,436.1)
	1,514.9	1,526.9
Total assets	$5,566.6	$5,510.9
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	January 31, 2021	October 31, 2020
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$468.0	$450.7
Accrued payroll and employee benefits	94.6	122.3
Restructuring reserves	19.4	21.6
Current portion of long-term debt	133.6	123.1
Short-term borrowings	46.2	28.4
Liabilities held by special purpose entities	—	43.3
Current portion of operating lease liabilities	51.8	52.3
Other current liabilities	176.9	158.4
	990.5	1,000.1
Long-term liabilities
Long-term debt	2,359.6	2,335.5
Operating lease liabilities	250.5	257.7
Deferred tax liabilities	364.8	339.2
Pension liabilities	111.1	137.7
Postretirement benefit obligations	11.6	11.6
Contingent liabilities and environmental reserves	19.7	20.2
Mandatorily redeemable noncontrolling interests	8.4	8.4
Long-term income tax payable	27.8	27.8
Other long-term liabilities	140.8	152.0
	3,294.3	3,290.1
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests	19.2	20.0
Equity
Common stock, without par value	175.4	170.2
Treasury stock, at cost	(134.2)	(134.4)
Retained earnings	1,542.0	1,543.9
Accumulated other comprehensive loss, net of tax:
Foreign currency translation	(269.9)	(294.9)
Derivative financial instruments	(22.8)	(24.7)
Minimum pension liabilities	(85.2)	(107.9)
Total Greif, Inc. shareholders' equity	1,205.3	1,152.2
Noncontrolling interests	57.3	48.5
Total shareholders' equity	1,262.6	1,200.7
Total liabilities and shareholders' equity	$5,566.6	$5,510.9
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended January 31,
(in millions)	2021	2020
Cash flows from operating activities:
Net income	$30.9	$36.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	59.3	61.3
Non-cash asset impairment charges	1.3	0.1
Non-cash pension settlement charges (income)	8.5	(0.1)
Loss (gain) on disposals of properties, plants and equipment, net	1.6	(0.5)
Gain on disposals of businesses, net	(0.1)	—
Deferred income tax benefit	(1.9)	(7.0)
Non-cash lease expense	14.4	14.9
Other, net	1.9	0.2
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(30.8)	21.5
Inventories	(35.5)	(17.0)
Accounts payable	13.7	(32.2)
Restructuring reserves	(2.4)	(1.5)
Operating leases	(9.9)	—
Pension and post-retirement benefit liabilities	(6.1)	(6.1)
Other, net	(33.4)	(50.2)
Net cash provided by operating activities	11.5	19.5
Cash flows from investing activities:
Purchases of properties, plants and equipment	(27.4)	(37.5)
Purchases of and investments in timber properties	(1.0)	(1.6)
Collections of receivables held in special purpose entities	50.9	—
Payments for issuance of loans receivable	(15.0)	—
Other	(3.3)	1.5
Net cash provided by (used in) investing activities	4.2	(37.6)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	384.5	429.0
Payments on long-term debt	(353.5)	(311.4)
Proceeds (payments) on short-term borrowings, net	16.8	(3.7)
Proceeds from trade accounts receivable credit facility	11.2	2.5
Payments on trade accounts receivable credit facility	(18.3)	(57.9)
Payments for liabilities held in special purpose entities	(43.3)	—
Dividends paid to Greif, Inc. shareholders	(25.9)	(25.9)
Dividends paid to noncontrolling interests	(1.5)	(0.8)
Net cash provided by (used in) financing activities	(30.0)	31.8
Effects of exchange rates on cash	9.8	(0.2)
Net increase (decrease) in cash and cash equivalents	(4.5)	13.5
Cash and cash equivalents at beginning of period	105.9	77.3
Cash and cash equivalents at end of period	$101.4	$90.8
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended January 31, 2021
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2020	48,450	$170.2	28,392	$(134.4)	$1,543.9	$(427.5)	$1,152.2	$48.5	$1,200.7
Net income					23.4		23.4	7.5	30.9
Other comprehensive income:
Foreign currency translation						25.0	25.0	2.6	27.6
Derivative financial instruments, net of $0.6 million of income tax expense						1.9	1.9		1.9
Minimum pension liability adjustment, net of $7.4 million income tax expense						22.7	22.7		22.7
Comprehensive income			.				73.0		83.1
Current period mark to redemption value of redeemable noncontrolling interest					0.6		0.6		0.6
Net income allocated to redeemable noncontrolling interests							—	(0.3)	(0.3)
Dividends paid to Greif, Inc. shareholders ($0.44 and $0.65 per Class A share and Class B share, respectively)					(25.9)		(25.9)		(25.9)
Dividends paid to noncontrolling interests and other							—	(1.0)	(1.0)
Long-term Incentive shares issued	80	3.9	(80)	0.2			4.1		4.1
Share based compensation	—	1.2	—	—			1.2		1.2
Restricted stock, executive	3	0.1	(3)	—			0.1		0.1
As of January 31, 2021	48,533	$175.4	28,309	$(134.2)	$1,542.0	$(377.9)	$1,205.3	$57.3	$1,262.6

	Three Months Ended January 31, 2020
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2019	48,266	$162.6	28,576	$(134.8)	$1,539.0	$(433.7)	$1,133.1	$58.0	$1,191.1
Net income					32.3		32.3	3.8	36.1
Other comprehensive income (loss):
Foreign currency translation						(1.1)	(1.1)	(2.0)	(3.1)
Derivative financial instruments, net of immaterial income tax expense						0.2	0.2		0.2
Minimum pension liability adjustment, net of $7.5 million income tax expense						21.7	21.7		21.7
Comprehensive income							53.1		54.9
Current period mark to redemption value of redeemable noncontrolling interest					3.3		3.3		3.3
Net income allocated to redeemable noncontrolling interests							—	(0.1)	(0.1)
Dividends paid to Greif, Inc. shareholders ($0.44 and $0.65 per Class A share and Class B share, respectively)					(25.9)		(25.9)		(25.9)
Dividends paid to noncontrolling interests							—	(0.8)	(0.8)
Restricted stock, directors	3	0.1	(3)	0.1			0.2		0.2
As of January 31, 2020	48,269	$162.7	28,573	$(134.7)	$1,548.7	$(412.9)	$1,163.8	$58.9	$1,222.7

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
The information filed herein reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated balance sheets as of January 31, 2021 and October 31, 2020, the interim condensed consolidated statements of income and comprehensive income for the three months ended January 31, 2021 and 2020 and the interim condensed consolidated statements of cash flows for the three months ended January 31, 2021 and 2020 of the Company. The interim condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling influence and are accounted for using either the equity or cost method, as appropriate.
The unaudited interim condensed consolidated financial statements included in the Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2020 (the “2020 Form 10-K”).
Effective the first quarter 2021, the Company adjusted its reportable segments. The presentation of prior periods throughout Part I Item 1 of this Form 10-Q has been modified to reflect the new segment reporting structure. See Note 12 to the Interim Condensed Consolidated Financial Statements for additional information.
COVID-19
The preparation of financial statements requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in such financial statements. The estimates and assumptions used in the preparation of the financial statements contained in this Form 10-Q do not reflect material changes to the estimates and assumptions disclosed in the 2020 Form 10-K. Nevertheless, the Company's actual results and outcomes during the three months ended January 31, 2021 have been impacted by the COVID-19 pandemic, which has caused market disruption and volatility. Because the scope, duration and magnitude of the effects of the COVID-19 pandemic continue to evolve, the Company cannot, at this time, predict the impact the pandemic will have on its future consolidated financial position, cash flows or results of operations; however, the impact could be material. The Company's future financial results and operations depend in part on the duration and severity of the pandemic and what actions are taken to mitigate the outbreak.
Newly Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, “Financial Instruments – Credit Losses.” This ASU sets forth a current expected credit loss model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU on November 1, 2020. The adoption of this guidance did not have a material impact on financial position, results of operations, comprehensive income, cash flows or disclosures.
Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", which is intended to simplify accounting for income taxes. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. The effective date for the Company to adopt this ASU is November 1, 2021. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flow and disclosures.
NOTE 2 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the three months ended January 31, 2021:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2020	$17.9	$3.7	$21.6
Costs incurred and charged to expense	1.5	1.6	3.1
Costs paid or otherwise settled	(3.5)	(1.8)	(5.3)
Balance at January 31, 2021	$15.9	$3.5	$19.4

The focus for restructuring activities in 2021 is to optimize and integrate operations in the Paper Packaging & Services segment and to rationalize operations and close underperforming assets in the Global Industrial Packaging segment.
During the three months ended January 31, 2021, the Company recorded restructuring charges of $3.1 million, as compared to $3.3 million of restructuring charges recorded during the three months ended January 31, 2020. The restructuring activity for the three months ended January 31, 2021 consisted of $1.5 million in employee separation costs and $1.6 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities.
The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-Q. Remaining amounts expected to be incurred were $22.5 million as of January 31, 2021:

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the three months ended January 31, 2021	Amounts Remaining to be Incurred
Global Industrial Packaging
Employee separation costs	$14.8	$1.5	$13.3
Other restructuring costs	5.7	1.3	4.4
	20.5	2.8	17.7
Paper Packaging & Services
Other restructuring costs	5.1	0.3	4.8
	5.1	0.3	4.8
	$25.6	$3.1	$22.5

NOTE 3 — LONG-TERM DEBT
Long-term debt is summarized as follows:

(in millions)	January 31, 2021	October 31, 2020
2019 Credit Agreement - Term Loans	$1,365.8	$1,429.8
Senior Notes due 2027	495.3	495.1
Senior Notes due 2021	242.1	234.8
Accounts receivable credit facilities	305.4	310.0
2019 Credit Agreement - Revolving Credit Facility	96.7	—
	2,505.3	2,469.7
Less: current portion	133.6	123.1
Less: deferred financing costs	12.1	11.1
Long-term debt, net	$2,359.6	$2,335.5

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
As of January 31, 2021, $1,462.5 million was outstanding under the 2019 Credit Agreement. The current portion of such outstanding amount was $133.6 million, and the long-term portion was $1,328.9 million. The weighted average interest rate for borrowings under the 2019 Credit Agreement was 1.95% for the three months ended January 31, 2021. The actual interest rate for borrowings under the 2019 Credit Agreement was 1.90% as of January 31, 2021. The deferred financing costs associated with the term loan portion of the 2019 Credit Agreement totaled $8.0 million as of January 31, 2021 and are recorded as a direct deduction from the balance sheet line Long-Term Debt. The deferred financing costs associated with the revolver portion of the 2019 Credit Agreement totaled $5.6 million as of January 31, 2021 and are recorded within Other Long-Term Assets.
Senior Notes due 2027
On February 11, 2019, the Company issued $500.0 million of 6.50% Senior Notes due March 1, 2027 (the "Senior Notes due 2027"). Interest on the Senior Notes due 2027 is payable semi-annually commencing on September 1, 2019. The Company's obligations under the Senior Notes due 2027 are guaranteed by its U.S. subsidiaries that guarantee the 2019 Credit Agreement.

The deferred financing cost associated with the Senior Notes due 2027 totaled $2.2 million as of January 31, 2021 and are recorded as a direct deduction from the balance sheet line Long-Term Debt.
Senior Notes due 2021
On July 15, 2011, Greif, Inc.’s wholly-owned subsidiary, Greif Nevada Holdings, Inc., S.C.S., issued €200.0 million of 7.375% Senior Notes due July 15, 2021 (the "Senior Notes due 2021"). The Senior Notes due 2021 are guaranteed on a senior basis by Greif, Inc. Interest on the Senior Notes due 2021 is payable semi-annually. During the first quarter of 2021, the Company entered into the Incremental Term A-3 Loan Agreement, as described above, with the intent to utilize the proceeds from the Incremental Term A-3 Loan to pay down the Company's Senior Notes due 2021 at maturity.
United States Trade Accounts Receivable Credit Facility
On September 24, 2020, the Company amended and restated the existing receivable financing facility (the "U.S. Receivables Facility"), which currently matures on September 24, 2021. Greif Receivables Funding LLC, Greif Packaging LLC, for itself and as servicer, and certain other U.S. subsidiaries of the Company entered into a Fourth Amended and Restated Transfer and Administration Agreement, dated as of September 24, 2020 (the "Fourth Amended TAA"), with Bank of America, N.A., as the agent, managing agent, administrator and committed investor, and various investor groups, managing agents, and administrators, from time to time parties thereto. The Fourth Amended TAA provides a $250.0 million U.S. Receivables Facility that is secured by certain U.S. accounts receivable. The $224.1 million outstanding balance under the U.S. Receivables Facility as of January 31, 2021 is reported in "Long-term debt" on the interim condensed consolidated balance sheets because the Company intends to refinance this obligation on a long-term basis and has the intent and ability to consummate a long-term refinancing.
International Trade Accounts Receivable Credit Facility
On April 17, 2020, Cooperage Receivables Finance B.V. and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc., amended and restated the Nieuw Amsterdam Receivables Financing Agreement (the "European RFA") with affiliates of a major international bank. The amended and restated European RFA will mature April 17, 2021. The European RFA provides an accounts receivable financing facility of up to €100.0 million ($121.1 million as of January 31, 2021) secured by certain European accounts receivable. The $81.3 million outstanding on the European RFA as of January 31, 2021 is reported as "Long-term debt" on the interim condensed consolidated balance sheets because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing by exercising the renewal option in the respective agreement or entering into new financing arrangements.
NOTE 4 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of January 31, 2021 and October 31, 2020:

	January 31, 2021
	Fair Value Measurement
(in millions)	Level 1	Level 2	Level 3	Total	Balance Sheet Location
Interest rate derivatives	$—	$1.4	$—	$1.4	Other current assets
Interest rate derivatives	—	(32.6)	—	(32.6)	Other current liabilities and other long-term liabilities
Foreign exchange hedges	—	1.5	—	1.5	Other current assets
Foreign exchange hedges	—	(2.1)	—	(2.1)	Other current liabilities
Insurance annuity	—	—	22.0	22.0	Other long-term assets
Cross currency swap	—	4.6	—	4.6	Other current assets and other long-term assets
Total	$—	$(27.2)	$22.0	$(5.2)

	October 31, 2020
	Fair Value Measurement
(in millions)	Level 1	Level 2	Level 3	Total	Balance Sheet Location
Interest rate derivatives	$—	$(37.9)	$—	$(37.9)	Other long-term liabilities and other current liabilities
Foreign exchange hedges	—	1.5	—	1.5	Other current assets
Foreign exchange hedges	—	(1.6)	—	(1.6)	Other current liabilities
Insurance annuity	—	—	21.4	21.4	Other long-term assets
Cross currency swap	—	8.9	—	8.9	Other current assets and other long-term assets
Total	$—	$(29.1)	$21.4	$(7.7)

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of January 31, 2021 and October 31, 2020 approximate their fair values because of the short-term nature of these items and are not included in this table.
Interest Rate Derivatives
The Company has various borrowing facilities which charge interest based on the one-month U.S. dollar LIBOR rate plus a spread.
In 2020, the Company entered into four forward starting interest rate swaps with a total notional amount of $200.0 million effective July 15, 2021, maturing on July 15, 2029. The Company receives variable rate interest payments based upon one-month U.S. dollar LIBOR, and in return the Company is obligated to pay interest at a weighted-average interest rate of 0.90% plus a spread. This effectively converted the borrowing rate on an amount of debt equal to the outstanding notional amount of the interest rate swap from a variable rate to a fixed rate.
In 2019, the Company entered into six interest rate swaps with a total notional amount of $1,300.0 million that amortize to $200.0 million over a five-year term, maturing on March 11, 2024. The outstanding notional amount as of January 31, 2021 is $600.0 million. The Company receives variable rate interest payments based upon one-month U.S. dollar LIBOR, and in return the Company is obligated to pay interest at a weighted-average interest rate of 2.49% plus a spread. This effectively converted the borrowing rate on an amount of debt equal to the outstanding notional amount of the interest rate swap from a variable rate to a fixed rate.
In 2017, the Company entered into an interest rate swap with a notional amount of $300.0 million, maturing on February 1, 2022. The Company receives variable rate interest payments based upon one-month U.S. dollar LIBOR, and in return the Company is obligated to pay interest at a fixed rate of 1.19% plus a spread. This effectively converted the borrowing rate on an amount of debt equal to the outstanding notional amount of the interest rate swap from a variable rate to a fixed rate.
These derivatives are designated as cash flow hedges for accounting purposes. Accordingly, the gain or loss on these derivative instruments are reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transactions and in the same period during which the hedged transactions affect earnings. See Note 11 to the Interim Condensed Consolidated Financial Statements for additional information. The assumptions used in measuring fair value of these interest rate derivatives are considered level 2 inputs, which are based upon observable market rates, including LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements.
Losses reclassified to earnings under these contracts were $4.4 million and $1.5 million for the three months ended January 31, 2021, and 2020, respectively. A derivative loss of $17.8 million, based upon interest rates at January 31, 2021, is expected to be reclassified from accumulated other comprehensive income (loss) to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of January 31, 2021, and October 31, 2020, the Company had outstanding foreign currency forward contracts in the notional amount of $294.9 million and $268.6 million, respectively. Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which are based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
Realized gains (losses) recorded in other expense, net under fair value contracts were $2.0 million and $(0.8) million for the three months ended January 31, 2021, and 2020, respectively. The Company recognized in other expense, net an unrealized net gain (loss) of $(0.6) million and $0.7 million during the three months ended January 31, 2021 and 2020, respectively.
Cross Currency Swap
The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. On March 6, 2018, the Company entered into a cross currency interest rate swap agreement that synthetically swaps $100.0 million of fixed rate debt to Euro denominated fixed rate debt at a rate of 2.35%. The agreement is designated as a net investment hedge for accounting purposes and will mature on March 6, 2023. Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted or liquidated. Interest payments received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the interim condensed consolidated statements of income. For the three months ended January 31, 2021 and 2020, gains recorded in interest expense, net under the cross currency swap agreement were $0.6 million and $0.6 million, respectively. See Note 11 to the Interim Condensed Consolidated Financial Statements for additional information. The assumptions used in measuring fair value of the cross currency swap are considered level 2 inputs, which are based upon the Euro to United States Dollar exchange rate market.
Other Financial Instruments
The fair values of the Company’s 2019 Credit Agreement and the U.S. Receivables Facility and European RFA (the latter two facilities, collectively, "Accounts Receivable Credit Facilities") do not materially differ from carrying value as the Company’s cost of borrowing is variable and approximates current borrowing rates. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with ASC Topic 820, "Fair Value Measurements and Disclosures."
The following table presents the estimated fair values of the Company’s Senior Notes and Assets held by special purpose entities:

(in millions)	January 31, 2021	October 31, 2020
Senior Notes due 2021 estimated fair value	$249.8	$242.0
Senior Notes due 2027 estimated fair value	533.8	524.4
Assets held by special purpose entities estimated fair value	—	50.9

NOTE 5 – STOCK-BASED COMPENSATION
Long-Term Incentive Plan
The Company's 2020 Long-Term Incentive Plan (the "2020 LTIP") is intended to focus management on the key measures that drive superior performance over the longer term. The 2020 LTIP provides key employees with incentive compensation based upon consecutive and overlapping three-year performance periods that commence at the start of every year. For each three-year performance period, the performance goals are based on performance criteria as determined by the Special Subcommittee of the Compensation Committee of the Company’s Board of Directors (the “Special Subcommittee”). For the three-year performance period commencing November 1, 2020, participants were granted restricted stock units (“RSUs”) or performance stock units (“PSUs”) or a combination of both.
The Company grants RSUs based on a three-year vesting period on the basis of service only. The RSUs are an equity-classified plan measured at fair value on the grant date recognized ratably over the service period. Dividend-equivalent rights may be granted in connection with an RSU award and are recognized in conjunction with the Company's dividend issuance and settled upon vesting of the award.
The Company granted 139,360 RSUs after plan approval on December 17, 2020, for the service period commencing on November 1, 2020 and ending October 31, 2023. The weighted average fair value of the RSUs granted on that date was $48.50.

Under the 2020 LTIP, the Company grants PSUs for a three-year performance period based upon service, performance criteria and market conditions. The performance criteria are based on targeted levels of earnings before interest, taxes, depreciation, depletion and amortization and total shareholder return as determined by the Special Subcommittee. The PSUs are a liability-classified plan wherein the fair value of the PSUs awarded is determined at each reporting period using a Monte Carlo simulation. A Monte Carlo simulation uses assumptions including the risk-free interest rate, expected volatility of the Company’s stock price and expected life of the awards to determine a fair value of the market condition throughout the vesting period.
The Company granted 253,102 PSUs after plan approval on December 17, 2020, for the performance period commencing on November 1, 2020 and ending October 31, 2023. If earned, the PSUs are to be awarded in shares of Class A Common Stock. The weighted average fair value of the PSUs granted on that date was $47.26. The weighted average fair value of the PSUs at January 31, 2021 was $46.80.
NOTE 6 — INCOME TAXES
Income tax expense for the quarter was computed in accordance with Accounting Standards Codification ("ASC") 740-270 "Income Taxes - Interim Reporting." Under this method, losses from jurisdictions for which a valuation allowance has been provided have not been included in the amount to which the ASC 740-270 rate was applied. Income tax expense of the Company may fluctuate due to changes in estimated losses and income from jurisdictions for which a valuation allowance has been provided, the timing of recognition of the related tax expense under ASC 740-270, and the impact of discrete items in the respective quarter.
For the three months ended January 31, 2021 and January 31, 2020, income tax expense was $6.1 million and $11.4 million, respectively. The decrease in income tax expense for the three months ended January 31, 2021 was primarily caused by the reduction in pre-tax book earnings, greater tax credit utilization and a favorable one-time discrete item of $1.1 million for the settlement of the U.S. Federal Income tax audit in the period. Additionally, changes in judgement and lapses of statue of limitations for uncertain tax positions caused an increase to tax compared to first quarter of 2020.
NOTE 7 — POST RETIREMENT BENEFIT PLANS
During the three months ended January 31, 2021, an annuity contract for approximately $100.0 million was purchased with United States defined benefit plan assets and the pension obligation for certain retirees in the United States under that plan was irrevocably transferred from that plan to the annuity contract. Additionally, lump sum payments totaling $1.5 million were made from the defined benefit plan assets to certain participants who agreed to such payments, representing the current fair value of the participant’s respective pension benefit. The settlement items described above resulted in a decrease in the fair value of both the plan assets and the projected benefit obligation of $101.5 million and a non-cash pension settlement charge of $8.5 million of unrecognized net actuarial loss included in accumulated other comprehensive loss.
As a result of the settlement described above, the Company remeasured the United States defined benefit pension plan as of November 30, 2020. The result of this remeasurement was a net increase of $20.8 million in the funded status of the plan. Plan assets increased $46.7 million due to higher than expected returns, which was partially offset by a $25.9 million increase in the projected benefit obligation due to a decrease in the discount rate from 3.01% as of October 31, 2020 to 2.76% as of November 30, 2020.
The components of net periodic pension cost include the following:

	Three Months Ended January 31,
(in millions)	2021	2020
Service cost	$3.1	$3.2
Interest cost	4.5	6.6
Expected return on plan assets	(7.9)	(10.3)
Amortization of prior service cost	—	3.5
Recognized net actuarial loss	3.8	—
Net periodic pension cost	$3.5	$3.0

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended October 31, 2020, the Company expects to make employer contributions of $28.7 million, including benefits paid directly by the Company, during 2021.

The components of net periodic pension cost and net periodic post-retirement benefit, other than the service cost components, are included in the line item "Other expense, net" in the interim condensed consolidated statements of income.
NOTE 8 — CONTINGENT LIABILITIES AND ENVIRONMENTAL RESERVES
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
Since 2017, two reconditioning facilities in the Milwaukee, Wisconsin area that are owned by Container Life Cycle Management LLC ("CLCM"), the Company’s U.S. reconditioning joint venture company, have been subject to investigations conducted by federal, state and local governmental agencies concerning, among other matters, potential violations of environmental laws and regulations. As a result of these investigations, the United States Environmental Protection Agency (“U.S. EPA”) and the Wisconsin Department of Natural Resources (“WDNR”) have issued notices of violations to the Company and CLCM regarding violations of certain federal and state environmental laws and regulations. The remedies being sought in these proceedings include compliance with the applicable environmental laws and regulations as being interpreted by the U.S. EPA and WDNR and monetary sanctions. The Company has cooperated with the governmental agencies in these investigations and proceedings. As of February 26, 2021, no material citations have been issued or material fines assessed with respect to any violation of environmental laws and regulations. Since these proceedings remain in their investigative stage, the Company is unable to predict the outcome of these proceedings or estimate a range of reasonable possible monetary sanctions or costs associated with any remedial actions that may be required or requested by the U.S. EPA or WDNR.
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
Environmental Reserves
As of January 31, 2021, and October 31, 2020, the Company's environmental reserves were $19.7 million and $20.2 million, respectively. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability.
As of January 31, 2021 and October 31, 2020, the Company has accrued $11.1 million for the Diamond Alkali Superfund Site in New Jersey. It is possible that there could be resolution of uncertainties in the future that would require the Company to record charges that could be material to future earnings.
Aside from the Diamond Alkali Superfund Site, other environmental reserves of the Company as of January 31, 2021 and October 31, 2020 included $8.6 million and $9.1 million, respectively, for its various facilities around the world.
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
NOTE 9 — EARNINGS PER SHARE
The Company has two classes of common stock and, as such, applies the “two-class method” of computing earnings per share (“EPS”) as prescribed in ASC 260, “Earnings Per Share.” In accordance with this guidance, earnings are allocated in the same fashion as dividends would be distributed. Under the Company’s certificate of incorporation, any distribution of dividends in any year must be made in proportion of one cent a share for Class A Common Stock to one and one-half cents a share for Class B Common Stock, which results in a 40% to 60% split to Class A and B shareholders, respectively. In accordance with this, earnings are allocated first to Class A and Class B Common Stock to the extent that dividends are actually paid and the remainder is allocated assuming all of the earnings for the period have been distributed in the form of dividends.
The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding
         *Diluted Class B EPS calculation is identical to Basic Class B calculation
The following table provides EPS information for each period, respectively:

	Three Months Ended January 31,
(in millions)	2021	2020
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$23.4	$32.3
Cash dividends	(25.9)	(25.9)
Undistributed earnings attributable to Greif, Inc.	$(2.5)	$6.4

The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.
Common Stock Repurchases
The Board of Directors has authorized the Company to repurchase shares of the Company's Class A Common Stock or Class B Common Stock or any combination of the foregoing. As of January 31, 2021, the remaining amount of shares that may be repurchased under this authorization was 4,703,487. There were no shares repurchased during the first quarter of 2021 or fiscal year 2020.

The following table summarizes the Company’s Class A and Class B common and treasury shares as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
January 31, 2021
Class A Common Stock	128,000,000	42,281,920	26,525,238	15,756,682
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275

October 31, 2020
Class A Common Stock	128,000,000	42,281,920	26,441,986	15,839,934
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended January 31,
	2021	2020
Class A Common Stock:
Basic shares	26,456,071	26,260,943
Assumed conversion of restricted shares	75,332	153,337
Diluted shares	26,531,403	26,414,280
Class B Common Stock:
Basic and diluted shares	22,007,725	22,007,725

NOTE 10 — LEASES
The Company leases certain buildings, warehouses, land, transportation equipment, operating equipment, and office equipment with remaining lease terms from less than one year up to 21 years. The Company reviews all options to extend, terminate, or purchase a right of use asset at the time of lease inception and accounts for options deemed reasonably certain.
The Company combines lease and non-lease components for all leases, except real estate, for which these components are presented separately. Leases with an initial term of twelve months or less are not capitalized and are recognized on a straight-line basis over the lease term. The implicit rate is not readily determinable for substantially all of the Company's leases, and therefore the initial present value of lease payments is calculated utilizing an estimated incremental borrowing rate determined at the portfolio level based on market and Company specific information.
Certain of the Company’s leases include variable costs. As the right of use asset recorded on the balance sheet was determined based upon factors considered at the commencement date, changes in these variable expenses are not capitalized and are expensed as incurred throughout the lease term.
As of January 31, 2021, the Company does not have material exposure to finance leases and has not entered into any significant leases which have not yet commenced.
The following table presents the lease expense components for the three months ended January 31, 2021 and 2020:

	Three Months Ended January 31,
(in millions)	2021	2020
Operating lease cost	$17.3	$17.2
Other lease cost*	5.7	6.4
Total lease cost	$23.0	$23.6
*Amount includes variable, short-term, and finance lease costs.

Future maturity for the Company's lease liabilities, during the next five years, and in the aggregate for the years thereafter, are as follows:

(in millions)	January 31, 2021
2021	$66.8
2022	58.2
2023	50.0
2024	41.1
2025	37.0
Thereafter	139.9
Total lease payments	$393.0
Less: Interest	(90.7)
Lease liabilities	$302.3

The following table presents other required lease related information for the three months ended January 31, 2021:

	Three Months Ended January 31,
(in millions)	2021	2020
Operating cash flows used for operating liabilities	$17.4	$17.1
Leased assets obtained in exchange for new operating lease liabilities	1.9	28.7
Weighted-average remaining lease term (years)	10.9	10.4
Weighted-average discount rate	3.68%	3.39%

NOTE 11 — COMPREHENSIVE INCOME (LOSS)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the three months ended January 31, 2021:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2020	$(294.9)	$(24.7)	$(107.9)	$(427.5)
Other Comprehensive Income	25.0	1.9	22.7	49.6
Balance as of January 31, 2021	$(269.9)	$(22.8)	$(85.2)	$(377.9)

The following table provides the rollforward of accumulated other comprehensive income (loss) for the three months ended January 31, 2020:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2019	$(298.0)	$(12.7)	$(123.0)	$(433.7)
Other Comprehensive Income (Loss)	(1.1)	0.2	21.7	20.8
Balance as of January 31, 2020	$(299.1)	$(12.5)	$(101.3)	$(412.9)

The components of accumulated other comprehensive income (loss) above are presented net of tax, as applicable.
NOTE 12 — BUSINESS SEGMENT INFORMATION

The Company has made changes to the operational and financial management practices and procedures of the Rigid Industrial Packaging & Services and Flexible Products & Services segments and combined the two segments under a single global leadership team. These changes were made to enhance cross-selling and service offerings to customers within similar markets and enhance Greif Business System effectiveness. As a result of these changes, during the first quarter of 2021, the Rigid Industrial Packaging & Services reportable segment and the Flexible Products & Services reportable segment have been combined into a single reportable segment known as Global Industrial Packaging. On February 24, 2021, the Company filed a Current Report on Form 8-K with the SEC to furnish certain historical GAAP and non-GAAP financial information in a revised presentation aligned with the Company's new reportable segment structure described above.
The Company’s reportable business segments offer different products and services and are compiled of six operating segments. The accounting policies of the reportable business segments are substantially the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies” note in the 2020 Form 10-K.
The following tables present net sales disaggregated by geographic area for each reportable segment for the three months ended January 31, 2021:

	Three Months Ended January 31, 2021
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$202.8	$330.5	$126.0	$659.3
Paper Packaging & Services	473.5	—	7.4	480.9
Land Management	6.3	—	—	6.3
Total net sales	$682.6	$330.5	$133.4	$1,146.5

The following tables present net sales disaggregated by geographic area for each reportable segment for the three months ended January 31, 2020:

	Three Months Ended January 31, 2020
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$209.1	$307.3	$115.3	$631.7
Paper Packaging & Services	467.8	—	5.9	473.7
Land Management	7.0	—	—	7.0
Total net sales	$683.9	$307.3	$121.2	$1,112.4

The following segment information is presented for the periods indicated:

	Three Months Ended January 31,
(in millions)	2021	2020
Operating profit:
Global Industrial Packaging	$54.0	$44.8
Paper Packaging & Services	14.3	32.5
Land Management	1.7	1.9
Total operating profit	$70.0	$79.2

Depreciation, depletion and amortization expense:
Global Industrial Packaging	$21.0	$21.1
Paper Packaging & Services	37.2	39.2
Land Management	1.1	1.0
Total depreciation, depletion and amortization expense	$59.3	$61.3

The following table presents total assets by segment and total properties, plants and equipment, net by geographic area:

(in millions)	January 31, 2021	October 31, 2020
Assets:
Global Industrial Packaging	$2,453.8	$2,338.5
Paper Packaging & Services	2,520.2	2,524.3
Land Management	297.3	348.6
Total segments	5,271.3	5,211.4
Corporate and other	295.3	299.5
Total assets	$5,566.6	$5,510.9

Long lived assets, net*:
United States	$1,324.8	$1,345.8
Europe, Middle East and Africa	373.8	377.6
Asia Pacific and other Americas	116.1	111.0
Total long-lived assets, net	$1,814.7	$1,834.4
*includes impact of capitalization of operating lease assets

NOTE 13 — SUBSEQUENT EVENTS
On February 24, 2021, the Company has entered into an agreement to sell approximately 69,200 acres of its timberland acreage in southwest Alabama to Weyerhaeuser Company and a subsidiary for approximately $149.0 million in cash. Proceeds will be applied toward debt repayment. As of January 31, 2021, assets associated with the sale were classified as held for sale, with an approximate net book value of $47.5 million. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2021.

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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our interim condensed consolidated balance sheets as of January 31, 2021 and October 31, 2020, and for the interim condensed consolidated statements of income for the three months ended January 31, 2021 and 2020. This discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 (the “2020 Form 10-K”). Readers are encouraged to review the entire 2020 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, whether expressed in or implied by the statements. Such risks and uncertainties that might cause a difference include, but are not limited to, the following: (i) historically, our business has been sensitive to changes in general economic or business conditions, (ii) our global operations subject us to currency exchange and political risks that could adversely affect our results of operations, (iii) the COVID-19 pandemic could continue to impact any combination of our business, financial condition, results of operations and cash flows, (iv) the current and future challenging global economy and disruption and volatility of the financial and credit markets may adversely affect our business, (v) the continuing consolidation of our customer base and suppliers may intensify pricing pressure, (vi) we operate in highly competitive industries, (vii) our business is sensitive to changes in industry demands and customer preferences, (viii) raw material, energy and transportation price fluctuations and shortages may adversely impact our manufacturing operations and costs, (ix) the frequency and volume of our timber and timberland sales will impact our financial performance, (x) we may not successfully implement our business strategies, including achieving our growth objectives, (xi) we may encounter difficulties or liabilities arising from acquisitions or divestitures, (xii) the acquisition of Caraustar Industries, Inc. and its subsidiaries subjects us to various risks and uncertainties, (xiii) we may incur additional restructuring costs and there is no guarantee that our efforts to reduce costs will be successful, (xiv) several operations are conducted by joint ventures that we cannot operate solely for our benefit, (xv) certain of the agreements that govern our joint ventures provide our partners with put or call options, (xvi) our ability to attract, develop and retain talented and qualified employees, managers and executives is critical to our success, (xvii) our business may be adversely impacted by work stoppages and other labor relations matters, (xviii) we may be subject to losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage and general insurance premium and deductible increases, (xix) our business depends on the uninterrupted operations of our facilities, systems and business functions, including our information technology and other business systems, (xx) a security breach of customer, employee, supplier or company information may have a material adverse effect on our business, financial condition, results of operations and cash flows, (xxi) changes in U.S. GAAP and SEC rules and regulations concerning the maintenance of effective internal controls could materially impact our reported financial results, (xxii) we could be subject to changes in our tax rates, the adoption of new U.S. or foreign tax legislation or exposure to additional tax liabilities, (xxiii) full realization of our deferred tax assets may be affected by a number of factors, (xxiv) our level of indebtedness could adversely affect our liquidity, limit our flexibility in responding to business opportunities, and increase our vulnerability to adverse changes in economic and industry conditions, (xxv) we have a significant amount of goodwill and long-lived assets which, if impaired in the future, would adversely impact our results of operations, (xxvi) our pension and postretirement plans are underfunded and will require future cash contributions and our required future cash contributions could be higher than we expect, each of which could have a material adverse effect on our financial condition and liquidity, (xxvii) legislation/regulation related to environmental and health and safety matters and corporate social responsibility could negatively impact our operations and financial performance, (xxviii) product liability claims and other legal proceedings could adversely affect our operations and financial performance, (xxix) we may incur fines or penalties, damage to our reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws, (xxx) changing climate, climate change regulations and greenhouse gas effects may adversely affect our operations and financial performance. The risks described above are not all-inclusive, and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. For a detailed discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, see “Risk Factors” in Part I, Item 1A of our most recently filed Form 10-K, updated by Part II Item 1A of this Form 10-Q, and our other filings with the SEC. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
OVERVIEW
Business Segments
We have made changes to the operational and financial management practices and procedures of the Rigid Industrial Packaging & Services and Flexible Products & Services segments and combined the two segments under a single global leadership team. These changes were made to enhance cross-selling and service offerings to customers within similar markets and enhance Greif Business System effectiveness. As a result of these changes, during the first quarter of 2021, the Rigid Industrial Packaging & Services reportable segment and the Flexible Products & Services reportable segment have been combined into a single reportable segment known as Global Industrial Packaging. On February 24, 2021 we filed a Current Report on Form 8-K with the SEC to furnish certain historical GAAP and non-GAAP financial information in a revised presentation aligned with our new reportable segment structure described above.
In the Global Industrial Packaging segment, we are a leading global producer of industrial packaging products, such as steel, fibre and plastic drums, rigid and flexible intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, filling, logistics, warehousing and other packaging services. Our flexible intermediate bulk containers consist of a polypropylene-based woven fabric that is produced at our production sites, as well as sourced from strategic regional suppliers. We sell our industrial packaging products on a global basis to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and minerals, among others.
In the Paper Packaging & Services segment, we produce and sell containerboard, corrugated sheets, corrugated containers, and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, automotive components, books and furniture, as well as numerous other applications. We also produce and sell coated recycled paperboard and uncoated recycled paperboard, some of which we use to produce and sell products which ultimately serve both industrial and consumer markets. In addition, we purchase and sell recycled fiber.
In the Land Management segment, we are focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use ("HBU") land and development land. As of January 31, 2021, we owned approximately 244,000 acres of timber property in the southeastern United States, which includes 18,800 acres of special use land. On February 24, 2021, we entered into an agreement to sell approximately 69,200 acres of our timberland properties acreage in southwest Alabama to Weyerhaeuser Company for approximately $149.0 million in cash. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2021.
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

Our critical accounting policies are discussed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2020 Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the interim condensed consolidated financial statements with useful and reliable information about our results of operations and financial condition. There have been no material changes to our critical accounting policies from the disclosures contained in the 2020 Form 10-K.
Recently Issued and Newly Adopted Accounting Standards
See Note 1 to the Interim Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for a detailed description of recently issued and newly adopted accounting standards.
RESULTS OF OPERATIONS
The following comparative information is presented for the three months ended January 31, 2021 and 2020. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.

Items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A — Risk Factors, of the 2020 Form 10-K, updated by Part II, Item 1A of this Form 10-Q. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.
The non-GAAP financial measures of EBITDA and Adjusted EBITDA are used throughout the following discussion of our results of operations, both for our consolidated and segment results. For our consolidated results, EBITDA is defined as net income, plus interest expense, net, plus income tax expense, plus depreciation, depletion and amortization, and Adjusted EBITDA is defined as EBITDA plus any restructuring charges, plus acquisition and integration related costs, plus non-cash asset impairment charges, plus non-cash pension settlement charges (income), plus incremental COVID-19 costs, net, plus any loss (gain) on disposal of properties, plants, equipment and businesses, net. Since we do not calculate net income by business segment, EBITDA and Adjusted EBITDA by business segment are reconciled to operating profit by business segment. In that case, EBITDA is defined as operating profit by business segment less non-cash pension settlement charges (income), less other expense, net, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization expense for that business segment, and Adjusted EBITDA is defined as EBITDA plus any restructuring charges, plus acquisition and integration related costs, plus non-cash asset impairment charges, plus non-cash pension settlement charges (income), plus incremental COVID-19 costs, net, plus any loss (gain) on disposal of properties, plants, equipment and businesses, net, for that business segment. We use EBITDA and Adjusted EBITDA as financial measures to evaluate our historical and ongoing operations and believe that these non-GAAP financial measures are useful to enable investors to perform meaningful comparisons of our historical and current performance. In addition, we present our U.S. and non-U.S. income before income taxes after eliminating the impact of any non-cash asset impairment charges, non-cash pension settlement charges (income), gain on sale of businesses, net, restructuring charges and acquisition and integration related costs which are non-GAAP financial measures. We believe that excluding the impact of these adjustments enable investors to perform a meaningful comparison of our current and historical performance that investors find valuable. The foregoing non-GAAP financial measures are intended to supplement and should be read together with our financial results. These non-GAAP financial measures should not be considered an alternative or substitute for, and should not be considered superior to, our reported financial results. Accordingly, users of this financial information should not place undue reliance on the non-GAAP financial measures.

First Quarter Results
The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our business segments for the three months ended January 31, 2021 and 2020:

	Three Months Ended January 31,
(in millions)	2021	2020
Net sales:
Global Industrial Packaging	$659.3	$631.7
Paper Packaging & Services	480.9	473.7
Land Management	6.3	7.0
Total net sales	$1,146.5	$1,112.4
Operating profit:
Global Industrial Packaging	$54.0	$44.8
Paper Packaging & Services	14.3	32.5
Land Management	1.7	1.9
Total operating profit	$70.0	$79.2
EBITDA:
Global Industrial Packaging	$75.8	$63.6
Paper Packaging & Services	42.9	73.0
Land Management	2.8	2.9
Total EBITDA	$121.5	$139.5
Adjusted EBITDA:
Global Industrial Packaging	$79.5	$66.6
Paper Packaging & Services	56.1	77.9
Land Management	2.9	2.9
Total Adjusted EBITDA	$138.5	$147.4

The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the three months ended January 31, 2021 and 2020:

	Three Months Ended January 31,
(in millions)	2021	2020
Net income	$30.9	$36.1
Plus: interest expense, net	25.2	30.7
Plus: income tax expense	6.1	11.4
Plus: depreciation, depletion and amortization expense	59.3	61.3
EBITDA	$121.5	$139.5
Net income	$30.9	$36.1
Plus: interest expense, net	25.2	30.7
Plus: income tax expense	6.1	11.4
Plus: non-cash pension settlement charges (income)	8.5	(0.1)
Plus: other expense, net	—	1.3
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.7)	(0.2)
Operating profit	70.0	79.2
Less: non-cash pension settlement charges (income)	8.5	(0.1)
Less: other expense, net	—	1.3
Less: equity earnings of unconsolidated affiliates, net of tax	(0.7)	(0.2)
Plus: depreciation, depletion and amortization expense	59.3	61.3
EBITDA	121.5	139.5
Plus: restructuring charges	3.1	3.3
Plus: acquisition and integration related costs	2.0	5.1
Plus: non-cash asset impairment charges	1.3	0.1
Plus: non-cash pension settlement charges (income)	8.5	(0.1)
Plus: incremental COVID-19 costs, net	0.6	—
Less: loss (gain) on disposal of properties, plants, equipment, and businesses, net	1.5	(0.5)
Adjusted EBITDA	$138.5	$147.4

The following table sets forth EBITDA and Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the three months ended January 31, 2021 and 2020:

	Three Months Ended January 31,
(in millions)	2021	2020
Global Industrial Packaging
Operating profit	$54.0	$44.8
Less: other (income) expense, net	(0.1)	2.5
Less: equity earnings of unconsolidated affiliates, net of tax	(0.7)	(0.2)
Plus: depreciation and amortization expense	21.0	21.1
EBITDA	75.8	63.6
Plus: restructuring charges	2.8	2.3
Plus: non-cash asset impairment charges	1.3	0.1
Plus: incremental COVID-19 costs, net	0.3	—
Less: (gain) loss on disposal of properties, plants, equipment, and businesses, net	(0.7)	0.6
Adjusted EBITDA	$79.5	$66.6
Paper Packaging & Services
Operating profit	$14.3	$32.5
Less: non-cash pension settlement charges (income)	8.5	(0.1)
Less: other (income) expense, net	0.1	(1.2)
Plus: depreciation and amortization expense	37.2	39.2
EBITDA	42.9	73.0
Plus: restructuring charges	0.3	1.0
Plus: acquisition and integration related costs	2.0	5.1
Plus: non-cash pension settlement income	8.5	(0.1)
Plus: incremental COVID-19 costs, net	0.3	—
Less: loss (gain) on disposal of properties, plants, equipment, and businesses, net	2.1	(1.1)
Adjusted EBITDA	$56.1	$77.9
Land Management
Operating profit	$1.7	$1.9
Plus: depreciation, depletion and amortization expense	1.1	1.0
EBITDA	2.8	2.9
Less: gain on disposal of properties, plants, equipment, and businesses, net	0.1	—
Adjusted EBITDA	$2.9	$2.9

Net Sales
Net sales were $1,146.5 million for the first quarter of 2021 compared with $1,112.4 million for the first quarter of 2020. The $34.1 million increase was primarily due to higher volumes and higher average sale prices across the segments. Net sales for the first quarter 2020 included $53.0 million of net sales attributable to the divested Consumer Packaging Group business, which was sold on April 1, 2020. See the "Segment Review" below for additional information on net sales by segment for the first quarter of 2021.
Gross Profit
Gross profit was $212.2 million for the first quarter of 2021 compared with $222.6 million for the first quarter of 2020. The reasons for the decline in gross profit for each segment are described below in the “Segment Review.” Gross profit margin was 18.5 percent for the first quarter of 2021 compared with 20.0 percent for the first quarter of 2020.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $134.3 million for the first quarter of 2021 and $135.4 million for the first quarter of 2020. SG&A expenses were 11.7 percent of net sales for the first quarter of 2021 compared with 12.2 percent of net sales for the first quarter of 2020.
Financial Measures
Operating profit was $70.0 million for the first quarter of 2021 compared with $79.2 million for the first quarter of 2020. Net income was $30.9 million for the first quarter of 2021 compared with $36.1 million for the first quarter of 2020. Adjusted EBITDA was $138.5 million for the first quarter of 2021 compared with $147.4 million for the first quarter of 2020. The reasons for the decrease in Adjusted EBITDA for each segment are described below in the "Segment Review."
Trends
We anticipate the demand trends reflected in our first quarter results to continue during our second quarter. In addition, we expect the steel supply markets to remain tight in the Americas and EMEA through our second and third quarters and prices to continue to increase. Similarly, the resin supply market is also tight and prices are expected to increase near term. Raw materials in our paper making process are expected to increase through our second quarter, and we expect higher transportation and insurance costs relative to last year due to tighter market conditions.
Segment Review
Global Industrial Packaging
Our Global Industrial Packaging segment offers a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, rigid and flexible intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, filling, logistics, warehousing and other packaging services. Key factors influencing profitability in the Global Industrial Packaging segment are:
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
Net sales were $659.3 million for the first quarter of 2021 compared with $631.7 million for the first quarter of 2020. The $27.6 million increase in net sales was primarily due to higher volumes and higher average sale prices partly driven by contractual price adjustment mechanisms related to raw material price increases.
Gross profit was $130.3 million for the first quarter of 2021 compared with $120.1 million for the first quarter of 2020. The $10.2 million increase in gross profit was primarily due to the same factors as net sales, partially offset by higher transportation expenses. Gross profit margin was 19.8 percent and 19.0 percent for the three months ended January 31, 2021 and 2020, respectively.
Operating profit was $54.0 million for the first quarter of 2021 compared with operating profit of $44.8 million for the first quarter of 2020. Adjusted EBITDA was $79.5 million for the first quarter of 2021 compared with $66.6 million for the first quarter of 2020. The $12.9 million increase in Adjusted EBITDA was primarily due to the same factors that impacted gross profit.
Paper Packaging & Services

Our Paper Packaging & Services segment produces and sells containerboard, corrugated sheets, corrugated containers, and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, automotive components, books and furniture, as well as numerous other applications. We also produce and sell coated recycled paperboard and uncoated recycled paperboard, some of which we use to produce and sell products which ultimately serve both industrial and consumer markets. In addition, we also purchase and sell recycled fiber. Key factors influencing profitability in the Paper Packaging & Services segment are:
•Selling prices, product mix, customer demand and sales volumes;
•Raw material costs, primarily old corrugated containers;
•Energy and transportation costs;
•Benefits from executing the Greif Business System;
•Restructuring charges;
•Acquisition of businesses and facilities; and
•Divestiture of businesses and facilities.
Net sales were $480.9 million for the first quarter of 2021 compared with $473.7 million for the first quarter of 2020. The $7.2 million increase was primarily due to higher published containerboard and boxboard prices and higher volumes. Net sales for the first quarter 2020 included $53.0 million of net sales attributable to the divested Consumer Packaging Group business, which was sold on April 1, 2020.
Gross profit was $79.6 million for the first quarter of 2021 compared with $100.1 million for the first quarter of 2020. The decrease in gross profit was primarily due to higher old corrugated container input costs and higher transportation expenses. Gross profit margin was 16.6 percent and 21.1 percent for the first quarter of 2021 and 2020, respectively.
Operating profit was $14.3 million for the first quarter of 2021 compared with $32.5 million for the first quarter of 2020. Adjusted EBITDA was $56.1 million for the first quarter of 2021 compared with $77.9 million for the first quarter of 2020. The $21.8 million decrease in Adjusted EBITDA was primarily due to the same factors that impacted gross profit.
Land Management
As of January 31, 2021, our Land Management segment consisted of approximately 244,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management segment are:
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
We report the sale of core timberland property in "timberland gains," the sale of HBU and surplus property in "gain on disposal of properties, plants and equipment, net" and the sale of timber and development property under "net sales" and "cost of products sold" in our interim condensed consolidated statements of income. All HBU and development property, together with surplus property, is used to productively grow and sell timber until the property is sold.

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
As of January 31, 2021, we had approximately 18,800 acres of special use property in the United States.
Net sales decreased to $6.3 million for the first quarter of 2021 compared with $7.0 million for the first quarter of 2020.
Operating profit decreased to $1.7 million for the first quarter of 2021 compared with $1.9 million for the first quarter of 2020. Adjusted EBITDA was $2.9 million for both the first quarter of 2021 and 2020.
Other Income Statement Changes
Interest Expense, net
Interest expense, net, was $25.2 million for the first quarter of 2021 compared with $30.7 million for the first quarter of 2020. This decrease was primarily due to reductions in long-term debt balances and declines in variable interest rates as of the end of the first quarter of 2021 compared to the end of the first quarter of 2020.
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

Summary
	Three Months Ended January 31,
	2021	2020
Non-U.S. % of Consolidated Net Sales	40.5%	38.5%
U.S. % of Consolidated Net Sales	59.5%	61.5%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T.	106.9%	66.8%
U.S. % of Consolidated I.B.I.T.	(6.9)%	33.2%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T. before Adjustments	82.6%	58.3%
U.S. % of Consolidated I.B.I.T. before Adjustments	17.4%	41.7%
	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation
	Three Months Ended January 31,
(in millions)	2021	2020
Non-U.S. I.B.I.T.	$38.8	$31.6
Non-cash asset impairment charges	1.3	0.1
Restructuring charges	2.2	0.8
Gain on sale of businesses, net	(0.1)	—
Total Non-U.S. Adjustments	3.4	0.9
Non-U.S. I.B.I.T. before Adjustments	$42.2	$32.5

U.S. I.B.I.T. Reconciliation
	Three Months Ended January 31,
(in millions)	2021	2020
U.S. I.B.I.T.	$(2.5)	$15.7
Non-cash pension settlement charges (income)	8.5	(0.1)
Restructuring charges	0.9	2.5
Acquisition and integration related costs	2.0	5.1
Total U.S. Adjustments	11.4	7.5
U.S. I.B.I.T. before Adjustments	$8.9	$23.2
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
Income tax expense for the first quarter of 2021 was $6.1 million on $36.3 million of pre-tax income and income tax expense for the first quarter of 2020 was $11.4 million on $47.3 million of pretax income. The decrease to income tax expense was primarily caused by the reduction in pre-tax book earnings, greater tax credit utilization and a favorable one-time discrete item of $1.1 million for the settlement of the U.S. Federal Income tax audit in the period. Additionally, changes in judgement and lapses of statue of limitations for uncertain tax positions caused an increase to tax compared to first quarter of 2020.
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
BALANCE SHEET CHANGES
Working Capital changes
The $43.1 million increase in accounts receivable to $679.7 million as of January 31, 2021 from $636.6 million as of October 31, 2020 was primarily due to timing of collection for seasonal products and higher net sales.
The $42.1 million increase in inventories to $335.7 million as of January 31, 2021 from $293.6 million as of October 31, 2020 was primarily due to increased raw material prices.
The $17.3 million increase in accounts payable to $468.0 million as of January 31, 2021 from $450.7 million as of October 31, 2020 was primarily due to increased raw material prices.
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
Capital Expenditures

During the first three months of 2021 and 2020, we invested $27.4 million (excluding $1.0 million for purchases of and investments in timber properties) and $24.7 million (excluding $1.6 million for purchases of and investments in timber properties), respectively, in capital expenditures.
Assets and Liabilities Held by Special Purpose Entities
As previously disclosed in the Company's Annual Report on Form 10-K for the year ended October 31, 2020, we settled a $50.9 million receivable and $43.3 million payable that were established in 2005.
Borrowing Arrangements
Long-term debt is summarized as follows:

(in millions)	January 31, 2021	October 31, 2020
2019 Credit Agreement - Term Loans	$1,365.8	$1,429.8
Senior Notes due 2027	495.3	495.1
Senior Notes due 2021	242.1	234.8
Accounts receivable credit facilities	305.4	310.0
2019 Credit Agreement - Revolving Credit Facility	96.7	—
	2,505.3	2,469.7
Less: current portion	133.6	123.1
Less: deferred financing costs	12.1	11.1
Long-term debt, net	$2,359.6	$2,335.5

2019 Credit Agreement
On February 11, 2019, we and certain of our subsidiaries entered into an amended and restated senior secured credit agreement (the “2019 Credit Agreement”) with a syndicate of financial institutions. Our obligations under the 2019 Credit Agreement are guaranteed by certain of our U.S. and non-U.S. subsidiaries. The repayment of this facility is secured by a security interest in our personal property and the personal property of certain of our U.S. subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of our U.S. subsidiaries, and is secured, in part, by the capital stock of the non-U.S. borrowers. However, in the event that we receive and maintain an investment grade rating from either Moody's Investors Services, Inc. or Standard & Poor's Financial Services LLC, we may request the release of such collateral.
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
On November 13, 2020 the Company and certain of its U.S. subsidiaries entered into an incremental term loan agreement (the "Incremental Term A-3 Loan Agreement") with a syndicate of farm credit institutions. The Incremental Term A-3 Loan Facility provides for a loan commitment in the aggregate principal amount of $225.0 million that must be funded in a single draw on a business day occurring on or before July 15, 2021 (the "Incremental Term A-3 Loan"). The Incremental Term A-3 Loan matures on July 15, 2026, with quarterly installments of principal payable on the last day of each fiscal quarter commencing with the first such date to occur after the funding date. The Incremental Term A-3 Loan has, for all material purposes, the identical terms and provisions as the term A-1 and the term A-2 loans under the 2019 Credit Agreement, other than maturity dates, which are discussed above. The Company's obligations with respect to the Incremental Term A-3 Loan will constitute obligations under the 2019 Credit Agreement and will be secured and guaranteed with the other obligations as provided in the under the 2019 Credit Facility on a pari passu basis. The Company intends to draw upon the Incremental Term A-3 Loan prior to July 15, 2021, and use the loan proceeds to pay all of the outstanding principal of and interest on the Senior Notes due 2021, discussed below.

As of January 31, 2021, we had $420.9 million of available borrowing capacity under the $800.0 million secured revolving credit facility provided by the 2019 Credit Agreement. The available borrowing capacity is determined by the lesser of the available capacity or the amount that could be borrowed without causing the Company's leverage ratio to exceed 4.50 to 1.00.
The 2019 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that, at the end of any quarter, we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (as used in this paragraph only, “EBITDA”) to be greater than 4.75 to 1.00 and stepping down annually by 0.25 increments beginning on July 31, 2020 to 4.00 on July 31, 2023. The interest coverage ratio generally requires that, at the end of any quarter, we will not permit the ratio of (a) our consolidated EBITDA, to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve month period. As of January 31, 2021, we were in compliance with the covenants and other agreements in the 2019 Credit Agreement.
Senior Notes due 2027
On February 11, 2019, we issued $500.0 million of 6.50% Senior Notes due March 1, 2027 (the "Senior Notes due 2027"). Interest on the Senior Notes due 2027 is payable semi-annually commencing on September 1, 2019. Our obligations under the Senior Notes due 2027 are guaranteed by our U.S. subsidiaries that guarantee the 2019 Credit Agreement, which is described above. The Senior Notes due 2027 are governed by an Indenture that contains various covenants. Certain of these covenants will be suspended if the Senior Notes due 2027 achieve investment grade ratings from both Moody’s Investors Service, Inc. and Standard & Poor’s Global Ratings and no default or event of default has occurred and is continuing. As of January 31, 2021, we were in compliance with these covenants.
Senior Notes due 2021
Our Luxembourg subsidiary has issued €200.0 million of 7.375% Senior Notes due July 15, 2021 (the "Senior Notes due 2021"). Interest on the Senior Notes due 2021 is payable semi-annually. The Senior Notes due 2021 are guaranteed on a senior basis by Greif, Inc. The Senior Notes due 2021 are governed by an Indenture that contains various covenants. As of January 31, 2021, we were in compliance with these covenants. As described above under "2019 Credit Agreement," during the first quarter 2021, we entered into the Incremental Term A-3 Loan Agreement with the intent to utilize the proceeds from the Incremental Term A-3 Loan to pay down the Senior Notes due 2021 at maturity.
United States Trade Accounts Receivable Credit Facility
On September 24, 2020, we amended and restated the existing receivable financing facility in the United States to establish a $250.0 million United States Trade Accounts Receivables Credit Facility (the "U.S. Receivables Facility") with several financial institutions. The U.S. Receivables Facility matures on September 24, 2021. As of January 31, 2021, $224.1 million was outstanding under the U.S. Receivable Facility. This obligation is reported in 'Long-term debt' on the interim condensed consolidated balance sheets because we intend to refinance this obligation on a long-term basis and have the intent and ability to consummate a long-term refinancing by exercising the renewal option in the agreement or entering into a new financing arrangement.
We may terminate the U.S. Receivables Facility at any time upon five days prior written notice. The U.S. Receivables Facility is secured by certain of our United States trade accounts receivables and bears interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the U.S. Receivables Facility. The U.S. Receivables Facility also contains events of default and covenants, which are substantially the same as the covenants under the 2019 Credit Agreement, as defined below. As of January 31, 2021, we were in compliance with these covenants. Proceeds of the U.S. Receivables Facility are available for working capital and general corporate purposes.
International Trade Accounts Receivable Credit Facilities
On April 17, 2020, Cooperage Receivables Finance B.V. and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc., amended and restated the Nieuw Amsterdam Receivables Financing Agreement (the "European RFA"). The European RFA provides an accounts receivable financing facility of up to €100.0 million ($121.1 million as of January 31, 2021) secured by certain European accounts receivable. The $81.3 million outstanding on the European RFA as of January 31, 2021 is reported as 'Long-term debt' on the interim condensed consolidated balance sheets because we intend to refinance these obligations on a long-term basis and have the intent and ability to consummate a long-term refinancing by exercising the renewal option in the respective agreement or entering into new financing arrangements.
Interest Rate Derivatives
We have various borrowing facilities which charge interest based on the one-month U.S. dollar LIBOR rate plus an interest spread.
In 2020, we entered into four forward starting interest rate swaps with a total notional amount of $200.0 million effective July 15, 2021, maturing on July 15, 2029. We receive variable rate interest payments based upon one-month U.S. dollar LIBOR, and in return we are obligated to pay interest at a weighted-average interest rate of 0.90% plus a spread.
In 2019, we entered into six interest rate swaps with a total notional amount of $1,300.0 million that amortize to $200.0 million over a five-year term, maturing on March 11, 2024. The outstanding notional amount as of January 31, 2021 is $600.0 million. We receive variable rate interest payments based upon one-month U.S. dollar LIBOR, and in return we are obligated to pay interest at a weighted-average interest rate of 2.49%.
In 2017, we entered into an interest rate swap with a notional amount of $300.0 million, maturing on February 1, 2022. We received variable rate interest payments based upon one-month U.S. dollar LIBOR, and in return we are obligated to pay interest at a fixed rate of 1.19% plus an interest spread.
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
As of January 31, 2021, and October 31, 2020, we had outstanding foreign currency forward contracts in the notional amount of $294.9 million, and $268.6 million, respectively.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There have been no significant changes in the quantitative and qualitative disclosures about our market risk from the disclosures contained in the 2020 Form 10-K.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in the 2020 Form 10-K under Part I, Item 1A –– Risk Factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 6. EXHIBITS
(a.) Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a —14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

10.1	Amendment No. 2 to Third Amended and Restated Transfer and Administration Agreement

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GREIF, INC.
(Registrant)

Date: February 26, 2021	/s/ Lawrence A. Hilsheimer
Lawrence A. Hilsheimer,
Executive Vice President and Chief Financial Officer