Form 10-Q
period 2021-04-30
GREIF, INC
filed 2021-06-09
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock	GEF	New York Stock Exchange
Class B Common Stock	GEF-B	New York Stock Exchange
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on June 4, 2021:

Class A Common Stock	26,550,924 shares
Class B Common Stock	22,007,725 shares

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Net sales	$1,340.6	$1,158.3	$2,487.1	$2,270.7
Cost of products sold	1,074.7	917.6	2,009.0	1,807.4
Gross profit	265.9	240.7	478.1	463.3
Selling, general and administrative expenses	146.8	121.1	281.1	256.5
Restructuring charges	12.0	4.4	15.1	7.7
Timberland gains	(95.7)	—	(95.7)	—
Acquisition and integration related costs	1.8	4.8	3.8	9.9
Non-cash asset impairment charges	0.2	1.3	1.5	1.4
Loss (gain) on disposal of properties, plants and equipment, net	0.1	(1.3)	1.7	(1.8)
Loss on disposal of businesses, net	0.1	38.4	—	38.4
Operating profit	200.6	72.0	270.6	151.2
Interest expense, net	26.7	29.3	51.9	60.0
Non-cash pension settlement charges (income)	0.1	—	8.6	(0.1)
Other expense, net	2.8	1.1	2.8	2.4
Income before income tax expense and equity earnings of unconsolidated affiliates, net	171.0	41.6	207.3	88.9
Income tax expense	17.3	26.5	23.4	37.9
Equity earnings of unconsolidated affiliates, net of tax	(0.3)	(0.7)	(1.0)	(0.9)
Net income	154.0	15.8	184.9	51.9
Net income attributable to noncontrolling interests	(4.2)	(4.4)	(11.7)	(8.2)
Net income attributable to Greif, Inc.	$149.8	$11.4	$173.2	$43.7
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$2.51	$0.19	$2.91	$0.74
Class B common stock	$3.77	$0.29	$4.36	$1.10
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$2.51	$0.19	$2.91	$0.74
Class B common stock	$3.77	$0.29	$4.36	$1.10
Weighted-average number of Class A common shares outstanding:
Basic	26.5	26.4	26.5	26.3
Diluted	26.7	26.4	26.6	26.3
Weighted-average number of Class B common shares outstanding:
Basic	22.0	22.0	22.0	22.0
Diluted	22.0	22.0	22.0	22.0
Cash dividends declared per common share:
Class A common stock	$0.44	$0.44	$0.88	$0.88
Class B common stock	$0.66	$0.66	$1.31	$1.31
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2021	2020	2021	2020
Net income	$154.0	$15.8	$184.9	$51.9
Other comprehensive income (loss), net of tax:
Foreign currency translation	6.6	(52.3)	34.2	(55.4)
Derivative financial instruments	9.5	(23.1)	11.4	(22.9)
Minimum pension liabilities	24.4	1.3	47.1	23.0
Other comprehensive income (loss), net of tax	40.5	(74.1)	92.7	(55.3)
Comprehensive income (loss)	194.5	(58.3)	277.6	(3.4)
Comprehensive income attributable to noncontrolling interests	2.2	0.8	12.3	2.6
Comprehensive income (loss) attributable to Greif, Inc.	$192.3	$(59.1)	$265.3	$(6.0)
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	April 30, 2021	October 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$110.4	$105.9
Trade accounts receivable, less allowance of $6.5 in 2021 and $9.4 in 2020	751.1	636.6
Inventories:
Raw materials	279.7	208.4
Work-in-process	1.6	5.4
Finished goods	90.6	79.8
Assets held for sale	9.2	57.0
Assets held by special purpose entities	—	50.9
Prepaid expenses	58.7	43.0
Other current assets	81.4	115.8
	1,382.7	1,302.8
Long-term assets
Goodwill	1,531.2	1,518.4
Other intangible assets, net of amortization	683.2	715.3
Deferred tax assets	28.0	11.3
Pension asset	43.2	29.5
Operating lease assets	299.7	307.5
Other long-term assets	120.8	99.2
	2,706.1	2,681.2
Properties, plants and equipment
Timber properties, net of depletion	223.3	224.5
Land	164.5	162.6
Buildings	539.3	524.7
Machinery and equipment	2,004.8	1,930.6
Capital projects in progress	115.7	120.6
	3,047.6	2,963.0
Accumulated depreciation	(1,548.5)	(1,436.1)
	1,499.1	1,526.9
Total assets	$5,587.9	$5,510.9
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	April 30, 2021	October 31, 2020
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$579.6	$450.7
Accrued payroll and employee benefits	118.3	122.3
Restructuring reserves	21.6	21.6
Current portion of long-term debt	114.1	123.1
Short-term borrowings	44.7	28.4
Liabilities held by special purpose entities	—	43.3
Current portion of operating lease liabilities	52.7	52.3
Mandatorily redeemable noncontrolling interests	5.0	—
Other current liabilities	173.9	158.4
	1,109.9	1,000.1
Long-term liabilities
Long-term debt	2,154.6	2,335.5
Operating lease liabilities	249.6	257.7
Deferred tax liabilities	336.4	339.2
Pension liabilities	83.7	137.7
Postretirement benefit obligations	11.4	11.6
Contingent liabilities and environmental reserves	19.5	20.2
Mandatorily redeemable noncontrolling interests	3.4	8.4
Long-term income tax payable	27.8	27.8
Other long-term liabilities	142.6	152.0
	3,029.0	3,290.1
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests	19.3	20.0
Equity
Common stock, without par value	177.6	170.2
Treasury stock, at cost	(134.1)	(134.4)
Retained earnings	1,666.1	1,543.9
Accumulated other comprehensive loss, net of tax:
Foreign currency translation	(261.3)	(294.9)
Derivative financial instruments	(13.3)	(24.7)
Minimum pension liabilities	(60.8)	(107.9)
Total Greif, Inc. shareholders' equity	1,374.2	1,152.2
Noncontrolling interests	55.5	48.5
Total shareholders' equity	1,429.7	1,200.7
Total liabilities and shareholders' equity	$5,587.9	$5,510.9
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended April 30,
(in millions)	2021	2020
Cash flows from operating activities:
Net income	$184.9	$51.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	118.1	122.5
Non-cash asset impairment charges	1.5	1.4
Non-cash pension settlement charges (income)	8.6	(0.1)
Loss (gain) on disposals of properties, plants and equipment, net	1.7	(1.8)
Loss on disposals of businesses, net	—	38.4
Timberland gains	(95.7)	—
Unrealized foreign exchange loss (income)	0.9	(0.8)
Deferred income tax benefit	(41.5)	(0.5)
Non-cash lease expense	26.1	28.6
Other, net	(0.5)	(0.9)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(98.4)	(28.7)
Inventories	(71.4)	(23.0)
Accounts payable	125.8	20.2
Restructuring reserves	(0.2)	(4.3)
Operating leases	(29.5)	(28.1)
Pension and post-retirement benefit liabilities	(11.9)	(11.7)
Other, net	45.3	(43.8)
Net cash provided by operating activities	163.8	119.3
Cash flows from investing activities:
Purchases of properties, plants and equipment	(57.7)	(65.4)
Purchases of and investments in timber properties	(2.5)	(2.8)
Proceeds from the sale of timberlands	145.1	—
Collections of receivables held in special purpose entities	50.9	—
Payments for issuance of loans receivable	(15.0)	—
Proceeds from the sale of businesses	—	81.6
Other, net	(2.5)	(0.6)
Net cash provided by investing activities	118.3	12.8
Cash flows from financing activities:
Proceeds from issuance of long-term debt	744.6	745.4
Payments on long-term debt	(990.1)	(789.3)
Proceeds (payments) on short-term borrowings, net	15.2	(5.0)
Proceeds from trade accounts receivable credit facility	61.6	64.3
Payments on trade accounts receivable credit facility	(18.3)	(77.3)
Dividends paid to Greif, Inc. shareholders	(52.2)	(52.0)
Payments for liabilities held in special purpose entities	(43.3)	—
Dividends paid to noncontrolling interests	(4.9)	(8.5)
Net cash used in financing activities	(287.4)	(122.4)
Effects of exchange rates on cash	9.8	(14.6)
Net increase (decrease) in cash and cash equivalents	4.5	(4.9)
Cash and cash equivalents at beginning of period	105.9	77.3
Cash and cash equivalents at end of period	$110.4	$72.4
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended April 30, 2021
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of January 31, 2021	48,533	$175.4	28,309	$(134.2)	$1,542.0	$(377.9)	$1,205.3	$57.3	$1,262.6
Net income					149.8		149.8	4.2	154.0
Other comprehensive income:
Foreign currency translation						8.6	8.6	(2.0)	6.6
Derivative financial instruments, net of $3.2 million of income tax expense						9.5	9.5		9.5
Minimum pension liability adjustment, net of $8.8 million income tax expense						24.4	24.4		24.4
Comprehensive income			.				192.3		194.5
Current period mark to redemption value of redeemable noncontrolling interest					0.6		0.6		0.6
Net income allocated to redeemable noncontrolling interests							—	(0.5)	(0.5)
Dividends paid to Greif, Inc. shareholders ($0.44 and $0.66 per Class A share and Class B share, respectively)					(26.3)		(26.3)		(26.3)
Dividends paid to noncontrolling interests and other							—	(3.5)	(3.5)
Share based compensation	—	1.0	—	—			1.0		1.0
Restricted stock, directors	26	1.2	(26)	0.1			1.3		1.3
As of April 30, 2021	48,559	$177.6	28,283	$(134.1)	$1,666.1	$(335.4)	$1,374.2	$55.5	$1,429.7

	Six Months Ended April 30, 2021
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2020	48,450	$170.2	28,392	$(134.4)	$1,543.9	$(427.5)	$1,152.2	$48.5	$1,200.7
Net income					173.2		173.2	11.7	184.9
Other comprehensive income:
Foreign currency translation						33.6	33.6	0.6	34.2
Derivative financial instruments, net of $3.8 million of income tax expense						11.4	11.4		11.4
Minimum pension liability adjustment, net of $16.2 million income tax expense						47.1	47.1		47.1
Comprehensive income			.				265.3		277.6
Current period mark to redemption value of redeemable noncontrolling interest					1.2		1.2		1.2
Net income allocated to redeemable noncontrolling interests							—	(0.8)	(0.8)
Dividends paid to Greif, Inc. shareholders ($0.88 and $1.31 per Class A share and Class B share, respectively)					(52.2)		(52.2)		(52.2)
Dividends paid to noncontrolling interests and other							—	(4.5)	(4.5)
Long-term incentive shares issued	80	3.9	(80)	0.2			4.1		4.1
Share based compensation	—	2.2	—	—			2.2		2.2
Restricted stock, executive	3	0.1	(3)	—			0.1		0.1
Restricted stock, directors	26	1.2	(26)	0.1			1.3		1.3
As of April 30, 2021	48,559	$177.6	28,283	$(134.1)	$1,666.1	$(335.4)	$1,374.2	$55.5	$1,429.7

	Three Months Ended April 30, 2020
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of January 31, 2020	48,269	$162.7	28,573	$(134.7)	$1,548.7	$(412.9)	$1,163.8	$58.9	$1,222.7
Net income					11.4		11.4	4.4	15.8
Other comprehensive income (loss):
Foreign currency translation						(48.7)	(48.7)	(3.6)	(52.3)
Derivative financial instruments, net of immaterial income tax expense						(23.1)	(23.1)		(23.1)
Minimum pension liability adjustment, net of immaterial income tax expense						1.3	1.3		1.3
Comprehensive income							(59.1)		(58.3)
Current period mark to redemption value of redeemable noncontrolling interest					(2.2)		(2.2)		(2.2)
Dividends paid to Greif, Inc. shareholders ($0.44 and $0.66 per Class A share and Class B share, respectively)					(26.1)		(26.1)		(26.1)
Dividends paid to noncontrolling interests								(7.7)	(7.7)
Long-term incentive shares issued	153	5.0	(153)	0.3			5.3		—
Share based compensation	—	0.5	—	—			0.5		—
Restricted stock, directors	28	1.0	(28)	—			1.0		1.0
As of April 30, 2020	48,450	$169.2	28,392	$(134.4)	$1,531.8	$(483.4)	$1,083.2	$52.0	$1,135.2

	Six Months Ended April 30, 2020
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2019	48,266	$162.6	28,576	$(134.8)	$1,539.0	$(433.7)	$1,133.1	$58.0	$1,191.1
Net income					43.7		43.7	8.2	51.9
Other comprehensive income (loss):
Foreign currency translation						(49.8)	(49.8)	(5.6)	(55.4)
Derivative financial instruments, net of immaterial income tax expense						(22.9)	(22.9)		(22.9)
Minimum pension liability adjustment, net of $7.5 million income tax expense						23.0	23.0		23.0
Comprehensive income							(6.0)		(3.4)
Current period mark to redemption value of redeemable noncontrolling interest					1.1		1.1		1.1
Net income allocated to redeemable noncontrolling interests								(0.1)	(0.1)
Dividends paid to Greif, Inc. shareholders ($0.88 and $1.31 per Class A share and Class B share, respectively)					(52.0)		(52.0)		(52.0)
Dividends paid to noncontrolling interests								(8.5)	(8.5)
Long-term incentive shares issued	153	5.0	(153)	0.3			5.3		5.3
Share based compensation	—	0.5	—	—			0.5		0.5
Restricted stock, executive	3	0.1	(3)	0.1			0.2		0.2
Restricted stock, directors	28	1.0	(28)	—			1.0		1.0
As of April 30, 2020	48,450	$169.2	28,392	$(134.4)	$1,531.8	$(483.4)	$1,083.2	$52.0	$1,135.2

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
The information filed herein reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated balance sheets as of April 30, 2021 and October 31, 2020, the interim condensed consolidated statements of income, comprehensive income and changes in shareholders' equity for the three and six months ended April 30, 2021 and 2020 and the interim condensed consolidated statements of cash flows for the six months ended April 30, 2021 and 2020 of the Company. The interim condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling influence and are accounted for using either the equity or cost method, as appropriate.
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
Newly Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, “Financial Instruments – Credit Losses.” This ASU sets forth a current expected credit loss model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonably supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU on November 1, 2020. The adoption of this guidance did not have a material impact on financial position, results of operations, comprehensive income, cash flows or disclosures.
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

NOTE 2 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the six months ended April 30, 2021:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2020	$17.9	$3.7	$21.6
Costs incurred and charged to expense	10.6	4.5	15.1
Costs paid or otherwise settled	(9.3)	(5.8)	(15.1)
Balance at April 30, 2021	$19.2	$2.4	$21.6

The focus for restructuring activities in 2021 is to optimize and integrate operations in the Paper Packaging & Services segment and to rationalize operations and close underperforming assets in the Global Industrial Packaging segment.
During the three months ended April 30, 2021, the Company recorded restructuring charges of $12.0 million, as compared to $4.4 million of restructuring charges recorded during the three months ended April 30, 2020. The restructuring activity for the three months ended April 30, 2021 consisted of $9.1 million in employee separation costs and $2.9 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities.
During the six months ended April 30, 2021, the Company recorded restructuring charges of $15.1 million, as compared to $7.7 million of restructuring charges recorded during the six months ended April 30, 2020. The restructuring activity for the six months ended April 30, 2021 consisted of $10.6 million in employee separation costs and $4.5 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities.
The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-Q. Remaining amounts expected to be incurred were $19.4 million as of April 30, 2021:

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the six months ended April 30, 2021	Amounts Remaining to be Incurred
Global Industrial Packaging
Employee separation costs	$18.4	$10.5	$7.9
Other restructuring costs	7.9	2.4	5.5
	26.3	12.9	13.4
Paper Packaging & Services
Other restructuring costs	8.1	2.1	6.0
	8.1	2.1	6.0
Land Management
Employee separation costs	0.1	0.1	—
	0.1	0.1	—
	$34.5	$15.1	$19.4

NOTE 3 — LONG-TERM DEBT
Long-term debt is summarized as follows:

(in millions)	April 30, 2021	October 31, 2020
2019 Credit Agreement - Term Loans	$1,132.4	$1,429.8
Senior Notes due 2027	495.6	495.1
Senior Notes due 2021	242.3	234.8
Accounts receivable credit facilities	356.1	310.0
2019 Credit Agreement - Revolving Credit Facility	53.9	—
	2,280.3	2,469.7
Less: current portion	114.1	123.1
Less: deferred financing costs	11.6	11.1
Long-term debt, net	$2,154.6	$2,335.5

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
On November 13, 2020 the Company and certain of its U.S. subsidiaries entered into an incremental term loan agreement (the "Incremental Term A-3 Loan Agreement") with a syndicate of farm credit institutions. The Incremental Term A-3 Loan Agreement provides for a loan commitment in the aggregate principal amount of $225.0 million that must be funded in a single draw on a business day occurring on or before July 15, 2021 (the "Incremental Term A-3 Loan"). The Incremental Term A-3 Loan matures on July 15, 2026, with quarterly installments of principal payable on the last day of each fiscal quarter commencing with the first such date to occur after the funding date. The Incremental Term A-3 Loan has, for all material purposes, the identical terms and provisions as the term A-1 and the term A-2 facilities under the 2019 Credit Agreement, discussed above. The Company's obligations with respect to the Incremental Term A-3 Loan will constitute obligations under the 2019 Credit Agreement and will be secured and guaranteed with the other obligations as provided in the under the 2019 Credit Facility on a pari passu basis. The Company intends to draw upon the Incremental Term A-3 Loan prior to July 15, 2021, and use the loan proceeds to pay all of the outstanding principal of and interest on the Senior Notes due 2021, discussed below.
As of April 30, 2021, $1,186.3 million was outstanding under the 2019 Credit Agreement. The current portion of such outstanding amount was $114.1 million, and the long-term portion was $1,072.2 million. The weighted average interest rate for borrowings under the 2019 Credit Agreement was 1.96% for the six months ended April 30, 2021. The actual interest rate for borrowings under the 2019 Credit Agreement was 1.90% as of April 30, 2021. The deferred financing costs associated with the term loan portion of the 2019 Credit Agreement totaled $9.5 million as of April 30, 2021 and are recorded as a direct deduction from the balance sheet line Long-Term Debt. The deferred financing costs associated with the revolver portion of the 2019 Credit Agreement totaled $5.2 million as of April 30, 2021 and are recorded within Other Long-Term Assets.
Senior Notes due 2027
On February 11, 2019, the Company issued $500.0 million of 6.50% Senior Notes due March 1, 2027 (the "Senior Notes due 2027"). Interest on the Senior Notes due 2027 is payable semi-annually commencing on September 1, 2019. The Company's obligations under the Senior Notes due 2027 are guaranteed by its U.S. subsidiaries that guarantee the 2019 Credit Agreement.

The deferred financing cost associated with the Senior Notes due 2027 totaled $2.1 million as of April 30, 2021 and are recorded as a direct deduction from the balance sheet line Long-Term Debt.
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
United States Trade Accounts Receivable Credit Facility
The Company amended and restated its U.S. receivables financing facility (the “U.S. Receivables Facility”) when Greif Receivables Funding LLC (“Greif Funding”), Greif Packaging LLC (“Greif Packaging”), for itself and as servicer, and certain other U.S. subsidiaries of the Company entered into a Third Amended and Restated Transfer and Administration Agreement, dated as of September 24, 2019 (the “Third Amended TAA”), with Bank of America, N.A. (“BANA”), as the agent, managing agent, administrator and committed investor, and various investor groups, managing agents, and administrators, from time to time parties thereto. As of April 30, 2021, there was $250.0 million outstanding balance under the U.S. Receivables Facility. On May 26, 2021, the Third Amended TAA was amended to increase the U.S. Receivables Facility to $275.0 million, with a new maturity date of May 26, 2022.

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

International Trade Accounts Receivable Credit Facility
On April 15, 2021, Cooperage Receivables Finance B.V. and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc., amended and restated the Nieuw Amsterdam Receivables Financing Agreement (the "European RFA") with affiliates of a major international bank. The amended and restated European RFA will mature July 26, 2021. The European RFA provides an accounts receivable financing facility of up to €100.0 million ($121.2 million as of April 30, 2021) secured by certain European accounts receivable. The $106.1 million outstanding on the European RFA as of April 30, 2021 is reported as "Long-term debt" on the interim condensed consolidated balance sheets because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing by exercising the renewal option in the respective agreement or entering into new financing arrangements.
NOTE 4 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of April 30, 2021 and October 31, 2020:

	April 30, 2021
	Fair Value Measurement
(in millions)	Level 1	Level 2	Level 3	Total	Balance Sheet Location
Interest rate derivatives	$—	$8.1	$—	$8.1	Other long-term assets
Interest rate derivatives	—	(27.0)	—	(27.0)	Other current liabilities and other long-term liabilities
Foreign exchange hedges	—	0.4	—	0.4	Other current assets
Foreign exchange hedges	—	(1.6)	—	(1.6)	Other current liabilities
Insurance annuity	—	—	22.1	22.1	Other long-term assets
Cross currency swap	—	5.1	—	5.1	Other current assets and other long-term assets
Total	$—	$(15.0)	$22.1	$7.1

	October 31, 2020
	Fair Value Measurement
(in millions)	Level 1	Level 2	Level 3	Total	Balance Sheet Location
Interest rate derivatives	$—	$(37.9)	$—	$(37.9)	Other long-term liabilities and other current liabilities
Foreign exchange hedges	—	1.5	—	1.5	Other current assets
Foreign exchange hedges	—	(1.6)	—	(1.6)	Other current liabilities
Insurance annuity	—	—	21.4	21.4	Other long-term assets
Cross currency swap	—	8.9	—	8.9	Other current assets and other long-term assets
Total	$—	$(29.1)	$21.4	$(7.7)

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of April 30, 2021 and October 31, 2020 approximate their fair values because of the short-term nature of these items and are not included in this table.
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
In 2019, the Company entered into six interest rate swaps with a total notional amount of $1,300.0 million that amortize to $200.0 million over a five-year term, maturing on March 11, 2024. The outstanding notional amount as of April 30, 2021 is $600.0 million. The Company receives variable rate interest payments based upon one-month U.S. dollar LIBOR, and in return the Company is obligated to pay interest at a weighted-average interest rate of 2.49% plus a spread. This effectively converted the borrowing rate on an amount of debt equal to the outstanding notional amount of the interest rate swap from a variable rate to a fixed rate.
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
Losses reclassified to earnings under these contracts were $4.3 million and $3.2 million for the three months ended April 30, 2021, and 2020, respectively. Losses reclassified to earnings under these contracts were $8.7 million and $4.7 million for the six months ended April 30, 2021, and 2020, respectively. A derivative loss of $16.5 million, based upon interest rates at April 30, 2021, is expected to be reclassified from accumulated other comprehensive income (loss) to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of April 30, 2021, and October 31, 2020, the Company had outstanding foreign currency forward contracts in the notional amount of $134.6 million and $268.6 million, respectively. Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which are based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
For the three months ended April 30, 2021 and 2020, the Company recorded realized losses of $0.6 million and $1.4 million, respectively, under fair value contracts in other expense, net. For the six months ended April 30, 2021 and 2020, the Company recorded realized gains of $1.3 million and realized losses of $2.2 million, respectively, under fair value contracts in other expense, net. During the three months ended April 30, 2021 and 2020, the Company recorded an unrealized net loss of $0.6 million and an unrealized net gain of $1.1 million, respectively, in other expense, net. During the six months ended April 30, 2021 and 2020, the Company recorded an unrealized net loss of $1.2 million and an unrealized net gain of $1.8 million, respectively, in other expense, net.
Cross Currency Swap
The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. On March 6, 2018, the Company entered into a cross currency interest rate swap agreement that synthetically swaps $100.0 million of fixed rate debt to Euro denominated fixed rate debt at a rate of 2.35%. The agreement is designated as a net investment hedge for accounting purposes and will mature on March 6, 2023. Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted or liquidated. Interest payments received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the interim condensed consolidated statements of income. For the three months ended April 30, 2021 and 2020, gains recorded in interest expense, net under the cross currency swap agreement were $0.6 million and $0.6 million, respectively. For the three months ended April 30, 2021 and 2020, gains recorded in interest expense, net under the cross currency swap agreement were $1.2 million and $1.2 million, respectively. The assumptions used in measuring fair value of the cross currency swap are considered level 2 inputs, which are based upon the Euro to United States Dollar exchange rate market.
Other Financial Instruments
The fair values of the Company’s 2019 Credit Agreement and the U.S. Receivables Facility and European RFA (the latter two facilities, collectively, "Accounts Receivable Credit Facilities") do not materially differ from carrying value as the Company’s cost of borrowing is variable and approximates current borrowing rates. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with Accounting Standard Codification ("ASC") Topic 820, "Fair Value Measurements and Disclosures."
The following table presents the estimated fair values of the Company’s Senior Notes and Assets held by special purpose entities:

(in millions)	April 30, 2021	October 31, 2020
Senior Notes due 2021 estimated fair value	$245.8	$242.0
Senior Notes due 2027 estimated fair value	526.9	524.4
Assets held by special purpose entities estimated fair value	—	50.9

NOTE 5 – STOCK-BASED COMPENSATION
Long-Term Incentive Plan
The Company's 2020 Long-Term Incentive Plan (the "2020 LTIP") is intended to focus management on the key measures that drive superior performance over the longer term. The 2020 LTIP provides key employees with incentive compensation based upon consecutive and overlapping three-year performance periods that commence at the start of every year. For each three-year performance period, the performance goals are based on performance criteria as determined by the Special Subcommittee of the Compensation Committee of the Company’s Board of Directors (the “Special Subcommittee”). For each three-year performance period commencing at the beginning of the year, participants may be granted restricted stock units (“RSUs”) or performance stock units (“PSUs”) or a combination of both.

The Company may grant RSUs based on a three-year vesting period on the basis of service only. The RSUs are an equity-classified plan measured at fair value on the grant date recognized ratably over the service period. Dividend-equivalent rights may be granted in connection with an RSU award and are recognized in conjunction with the Company's dividend issuance and settled upon vesting of the award.
The Company granted 139,360 RSUs after plan approval on December 17, 2020, for the service period commencing on November 1, 2020 and ending October 31, 2023. The weighted average fair value of the RSUs granted on that date was $48.50.
Under the 2020 LTIP, the Company may grant PSUs for a three-year performance period based upon service, performance criteria and market conditions. The performance criteria are based on targeted levels of earnings before interest, taxes, depreciation, depletion and amortization and total shareholder return as determined by the Special Subcommittee. The PSUs are a liability-classified plan wherein the fair value of the PSUs awarded is determined at each reporting period using a Monte Carlo simulation. A Monte Carlo simulation uses assumptions including the risk-free interest rate, expected volatility of the Company’s stock price and expected life of the awards to determine a fair value of the market condition throughout the vesting period.
The Company granted 253,102 PSUs after plan approval on December 17, 2020, for the performance period commencing on November 1, 2020 and ending October 31, 2023. If earned, the PSUs are to be awarded in shares of Class A Common Stock. The weighted average fair value of the PSUs granted on that date was $47.26. The weighted average fair value of the PSUs at April 30, 2021 was $61.67.
NOTE 6 — INCOME TAXES
Income tax expense for the quarter was computed in accordance with ASC 740-270 "Income Taxes - Interim Reporting." Under this method, losses from jurisdictions for which a valuation allowance has been provided have not been included in the amount to which the ASC 740-270 rate was applied. Income tax expense of the Company may fluctuate due to changes in estimated losses and income from jurisdictions for which a valuation allowance has been provided, the timing of recognition of the related tax expense under ASC 740-270, and the impact of discrete items in the respective quarter.
For the six months ended April 30, 2021 and April 30, 2020, income tax expense was $23.4 million and $37.9 million, respectively. The decrease in income tax expense for the six months ended April 30, 2021 was attributable to changes in the expected mix of earnings among tax jurisdictions, including jurisdictions for which valuation allowances have been recorded, as well as the timing of recognition of the related tax expense under ASC 740-270, and net favorable discrete items of $7.5 million. The net favorable discrete adjustments primarily consist of return to provision adjustments and releases as a result of settlement of U.S Federal and Canadian income tax audits. A deferred tax asset related to capital losses was recorded during the quarter which is expected to offset the capital gain resulting from the sale of 69,200 acres of timberland located in southwest Alabama, and a valuation allowance has been recorded to the extent the capital losses exceed capital gains. See Note 13 to the Interim Condensed Consolidated Financial Statements for additional information on the sale of timberland. Changes in judgement and lapses of statute of limitations for uncertain tax positions caused an increase to tax compared to first quarter of 2020.
NOTE 7 — POST RETIREMENT BENEFIT PLANS
During the six months ended April 30, 2021, an annuity contract for approximately $100.0 million was purchased with United States defined benefit plan assets and the pension obligation for certain retirees in the United States under that plan was irrevocably transferred from that plan to the annuity contract. Additionally, lump sum payments totaling $6.0 million and $7.5 million for the three and six months ended April 30, 2021 were made from the defined benefit plan assets to certain participants who agreed to such payments, representing the current fair value of the participant’s respective pension benefit. The settlement items described above resulted in a decrease in the fair value of both the plan assets and the projected benefit obligation of $107.5 million and a non-cash pension settlement charges of $0.1 million and $8.6 million of unrecognized net actuarial loss included in accumulated other comprehensive loss for the three and six months ended April 30, 2021.
As a result of the settlements described above, the Company remeasured the United States defined benefit pension plan as of April 30, 2021. After the April 30, 2021 remeasurement, the net funded status of the plan is an overfunded position of $9.6 million. The discount rate used was 3.21% as of April 30, 2021 as compared to 3.01% as of October 31, 2020.
The components of net periodic pension cost include the following:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2021	2020	2021	2020
Service cost	$3.1	$2.8	$6.2	$6.0
Interest cost	4.6	5.6	9.1	12.2
Expected return on plan assets	(8.1)	(7.9)	(16.0)	(18.2)
Amortization of prior service cost	(0.1)	2.9	(0.1)	6.4
Recognized net actuarial loss	3.7	—	7.5	—
Net periodic pension cost	$3.2	$3.4	$6.7	$6.4

The Company expects to make employer contributions of $21.7 million, including benefits paid directly by the Company, during 2021.
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
Since 2017, two reconditioning facilities in the Milwaukee, Wisconsin area that are owned by Container Life Cycle Management LLC ("CLCM"), the Company’s U.S. reconditioning joint venture company, have been subject to investigations conducted by federal, state and local governmental agencies concerning, among other matters, potential violations of environmental laws and regulations. As a result of these investigations, the United States Environmental Protection Agency (“U.S. EPA”) and the Wisconsin Department of Natural Resources (“WDNR”) have issued notices of violations to the Company and CLCM regarding violations of certain federal and state environmental laws and regulations. The remedies being sought in these proceedings include compliance with the applicable environmental laws and regulations as being interpreted by the U.S. EPA and WDNR and monetary sanctions. The Company has cooperated with the governmental agencies in these investigations and proceedings. As of June 9, 2021, no material citations have been issued or material fines assessed with respect to any violation of environmental laws and regulations. Since these proceedings remain in their investigative stage, the Company is unable to predict the outcome of these proceedings or estimate a range of reasonable possible monetary sanctions or costs associated with any remedial actions that may be required or requested by the U.S. EPA or WDNR.
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
Environmental Reserves
As of April 30, 2021, and October 31, 2020, the Company's environmental reserves were $19.5 million and $20.2 million, respectively. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability.
As of April 30, 2021 and October 31, 2020, the Company has accrued $11.1 million for the Diamond Alkali Superfund Site in New Jersey. It is possible that there could be resolution of uncertainties in the future that would require the Company to record charges that could be material to future earnings.
Aside from the Diamond Alkali Superfund Site, other environmental reserves of the Company as of April 30, 2021 and October 31, 2020 included $8.4 million and $9.1 million, respectively, for its various facilities around the world.
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
The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding
         *Diluted Class B EPS calculation is identical to Basic Class B calculation
The following table provides EPS information for each period, respectively:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2021	2020	2021	2020
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$149.8	$11.4	$173.2	$43.7
Cash dividends	(26.3)	(26.1)	(52.2)	(52.0)
Undistributed earnings attributable to Greif, Inc.	$123.5	$(14.7)	$121.0	$(8.3)

The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.
Common Stock Repurchases
The Board of Directors has authorized the Company to repurchase shares of the Company's Class A Common Stock or Class B Common Stock or any combination of the foregoing. As of April 30, 2021, the remaining amount of shares that may be repurchased under this authorization was 4,703,487. There were no shares repurchased during the first six months of 2021 or fiscal year 2020.
The following table summarizes the Company’s Class A and Class B common and treasury shares as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
April 30, 2021
Class A Common Stock	128,000,000	42,281,920	26,550,924	15,730,996
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275

October 31, 2020
Class A Common Stock	128,000,000	42,281,920	26,441,986	15,839,934
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Class A Common Stock:
Basic shares	26,544,197	26,386,439	26,500,134	26,323,691
Assumed conversion of restricted shares	120,050	—	102,616	—
Diluted shares	26,664,247	26,386,439	26,602,750	26,323,691
Class B Common Stock:
Basic and diluted shares	22,007,725	22,007,725	22,007,725	22,007,725

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
As of April 30, 2021, the Company does not have material exposure to finance leases and has not entered into any significant leases which have not yet commenced.
The following table presents the lease expense components for the three and six months ended April 30, 2021 and 2020:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2021	2020	2021	2020
Operating lease cost	$17.2	$15.6	$34.5	$32.8
Other lease cost*	7.0	8.1	12.7	14.5
Total lease cost	$24.2	$23.7	$47.2	$47.3
*Amount includes variable, short-term, and finance lease costs.
Future maturity for the Company's lease liabilities, during the next five years, and in the aggregate for the years thereafter, are as follows:

(in millions)	April 30, 2021
2021	$67.3
2022	59.9
2023	51.3
2024	42.3
2025	38.0
Thereafter	143.4
Total lease payments	$402.2
Less: Interest	(100.0)
Lease liabilities	$302.2

The following table presents the weighted-average lease term and discount rate as of April 30, 2021 and 2020:

	April 30, 2021	April 30, 2020
Weighted-average remaining lease term (years) for operating lease liabilities	10.7	11.4
Weighted-average discount rate for operating lease liabilities	3.66%	3.81%

The following table presents other required lease related information for the three and six months ended April 30, 2021 and 2020:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2021	2020	2021	2020
Operating cash flows used for operating liabilities	$17.2	$18.2	$34.6	$35.3
Leased assets obtained in exchange for new operating lease liabilities	11.7	34.3	13.6	63.1

NOTE 11 — COMPREHENSIVE INCOME (LOSS)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the six months ended April 30, 2021:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2020	$(294.9)	$(24.7)	$(107.9)	$(427.5)
Other Comprehensive Income	33.6	11.4	47.1	92.1
Balance as of April 30, 2021	$(261.3)	$(13.3)	$(60.8)	$(335.4)

The following table provides the rollforward of accumulated other comprehensive income (loss) for the six months ended April 30, 2020:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2019	$(298.0)	$(12.7)	$(123.0)	$(433.7)
Other Comprehensive Income (Loss)	(49.8)	(22.9)	23.0	(49.7)
Balance as of April 30, 2020	$(347.8)	$(35.6)	$(100.0)	$(483.4)

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
The Company’s reportable business segments offer different products and services and consist of six operating segments. The accounting policies of the reportable business segments are substantially the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies” note in the 2020 Form 10-K.
The following tables present net sales disaggregated by geographic area for each reportable segment for the three and six months ended April 30, 2021:

	Three Months Ended April 30, 2021
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$250.3	$410.5	$137.2	$798.0
Paper Packaging & Services	528.4	—	8.6	537.0
Land Management	5.6	—	—	5.6
Total net sales	$784.3	$410.5	$145.8	$1,340.6

	Six Months Ended April 30, 2021
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$453.1	$741.0	$263.2	$1,457.3
Paper Packaging & Services	1,001.9	—	16.0	1,017.9
Land Management	11.9	—	—	11.9
Total net sales	$1,466.9	$741.0	$279.2	$2,487.1

The following tables present net sales disaggregated by geographic area for each reportable segment for the three and six months ended April 30, 2020:

	Three Months Ended April 30, 2020
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$226.5	$336.2	$107.3	$670.0
Paper Packaging & Services	475.1	—	6.5	481.6
Land Management	6.7	—	—	6.7
Total net sales	$708.3	$336.2	$113.8	$1,158.3

	Six Months Ended April 30, 2020
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$435.6	$643.5	$222.6	$1,301.7
Paper Packaging & Services	942.9	—	12.4	955.3
Land Management	13.7	—	—	13.7
Total net sales	$1,392.2	$643.5	$235.0	$2,270.7

The following segment information is presented for the periods indicated:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2021	2020	2021	2020
Operating profit (loss):
Global Industrial Packaging	$76.4	$75.1	$130.4	$119.9
Paper Packaging & Services	27.3	(5.5)	41.6	27.0
Land Management	96.9	2.4	98.6	4.3
Total operating profit	$200.6	$72.0	$270.6	$151.2

Depreciation, depletion and amortization expense:
Global Industrial Packaging	$21.2	$21.5	$42.2	$42.6
Paper Packaging & Services	36.9	38.8	74.1	78.0
Land Management	0.7	0.9	1.8	1.9
Total depreciation, depletion and amortization expense	$58.8	$61.2	$118.1	$122.5

The following table presents total assets by segment and total properties, plants and equipment, net by geographic area:

(in millions)	April 30, 2021	October 31, 2020
Assets:
Global Industrial Packaging	$2,561.7	$2,338.5
Paper Packaging & Services	2,470.2	2,524.3
Land Management	247.8	348.6
Total segments	5,279.7	5,211.4
Corporate and other	308.2	299.5
Total assets	$5,587.9	$5,510.9

Long lived assets, net*:
United States	$1,309.3	$1,345.8
Europe, Middle East and Africa	372.9	377.6
Asia Pacific and other Americas	116.6	111.0
Total long-lived assets, net	$1,798.8	$1,834.4
*includes impact of capitalization of operating lease assets

NOTE 13 — DISPOSALS OF TIMBERLAND
On February 24, 2021, the Company entered into an agreement to sell approximately 69,200 acres of its Alabama timberland properties to Weyerhaeuser Company. The transaction closed during the second quarter for approximately $145.1 million in cash, after deducting $4.3 million in closing costs. Cash proceeds were applied toward debt repayment. As a result of the sale of the Alabama timberland properties, the Company recorded a gain of $95.7 million.

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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our interim condensed consolidated balance sheets as of April 30, 2021 and October 31, 2020, and for the interim condensed consolidated statements of income for the three and six months ended April 30, 2021 and 2020. This discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 (the “2020 Form 10-K”). Readers are encouraged to review the entire 2020 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
In the Land Management segment, we are focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use ("HBU") land and development land. As of April 30, 2021, we owned approximately 175,000 acres of timber property in the southeastern United States, which includes 18,800 acres of special use land. During the second quarter of 2021, we entered into, and closed, an agreement to sell approximately 69,200 acres of our timberland acreage in southwest Alabama to Weyerhaeuser Company and a subsidiary for approximately $145.1 million in cash, after closing costs of $4.3 million. Cash proceeds were applied toward debt repayment.
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
RESULTS OF OPERATIONS
The following comparative information is presented for the three and six months ended April 30, 2021 and 2020. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.

Items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A — Risk Factors, of the 2020 Form 10-K, updated by Part II, Item 1A of this Form 10-Q. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.
The non-GAAP financial measures of EBITDA and Adjusted EBITDA are used throughout the following discussion of our results of operations, both for our consolidated and segment results. For our consolidated results, EBITDA is defined as net income, plus interest expense, net, plus income tax expense, plus depreciation, depletion and amortization, and Adjusted EBITDA is defined as EBITDA plus any restructuring charges, plus acquisition and integration related costs, plus non-cash asset impairment charges, plus non-cash pension settlement charges (income), plus incremental COVID-19 costs, net, plus any loss (gain) on disposal of properties, plants, equipment and businesses, plus timberlands gains, net. Since we do not calculate net income by business segment, EBITDA and Adjusted EBITDA by business segment are reconciled to operating profit by business segment. In that case, EBITDA is defined as operating profit by business segment less non-cash pension settlement charges (income), less other expense, net, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization expense for that business segment, and Adjusted EBITDA is defined as EBITDA plus any restructuring charges, plus acquisition and integration related costs, plus non-cash asset impairment charges, plus non-cash pension settlement charges (income), plus incremental COVID-19 costs, net, plus any loss (gain) on disposal of properties, plants, equipment and businesses, net, plus timberlands gains, net, for that business segment. We use EBITDA and Adjusted EBITDA as financial measures to evaluate our historical and ongoing operations and believe that these non-GAAP financial measures are useful to enable investors to perform meaningful comparisons of our historical and current performance. In addition, we present our U.S. and non-U.S. income before income taxes after eliminating the impact of any restructuring charges, acquisition and integration related costs, non-cash asset impairment charges, non-cash pension settlement charges (income), incremental COVID-19 costs, net, loss on sale of businesses, net and timberland gains, net which are non-GAAP financial measures. We believe that excluding the impact of these adjustments enables investors to perform a meaningful comparison of our current and historical performance that investors find valuable. The foregoing non-GAAP financial measures are intended to supplement, and should be read together with, our financial results. These non-GAAP financial measures should not be considered an alternative or substitute for, and should not be considered superior to, our reported financial results. Accordingly, users of this financial information should not place undue reliance on the non-GAAP financial measures.

Second Quarter Results
The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our business segments for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,
(in millions)	2021	2020
Net sales:
Global Industrial Packaging	$798.0	$670.0
Paper Packaging & Services	537.0	481.6
Land Management	5.6	6.7
Total net sales	$1,340.6	$1,158.3
Operating profit (loss):
Global Industrial Packaging	$76.4	$75.1
Paper Packaging & Services	27.3	(5.5)
Land Management	96.9	2.4
Total operating profit	$200.6	$72.0
EBITDA:
Global Industrial Packaging	$95.1	$96.0
Paper Packaging & Services	64.1	33.5
Land Management	97.6	3.3
Total EBITDA	$256.8	$132.8
Adjusted EBITDA:
Global Industrial Packaging	$106.2	$99.1
Paper Packaging & Services	68.3	79.1
Land Management	2.1	3.1
Total Adjusted EBITDA	$176.6	$181.3

The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,
(in millions)	2021	2020
Net income	$154.0	$15.8
Plus: interest expense, net	26.7	29.3
Plus: income tax expense	17.3	26.5
Plus: depreciation, depletion and amortization expense	58.8	61.2
EBITDA	$256.8	$132.8
Net income	$154.0	$15.8
Plus: interest expense, net	26.7	29.3
Plus: income tax expense	17.3	26.5
Plus: non-cash pension settlement charges	0.1	—
Plus: other expense, net	2.8	1.1
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.3)	(0.7)
Operating profit	200.6	72.0
Less: non-cash pension settlement charges	0.1	—
Less: other expense, net	2.8	1.1
Less: equity earnings of unconsolidated affiliates, net of tax	(0.3)	(0.7)
Plus: depreciation, depletion and amortization expense	58.8	61.2
EBITDA	256.8	132.8
Plus: restructuring charges	12.0	4.4
Plus: timberland gains	(95.7)	—
Plus: acquisition and integration related costs	1.8	4.8
Plus: non-cash asset impairment charges	0.2	1.3
Plus: non-cash pension settlement charges	0.1	—
Plus: incremental COVID-19 costs, net	1.2	0.9
Less: loss on disposal of properties, plants, equipment, and businesses, net	0.2	37.1
Adjusted EBITDA	$176.6	$181.3

The following table sets forth EBITDA and Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,
(in millions)	2021	2020
Global Industrial Packaging
Operating profit	$76.4	$75.1
Less: other expense, net	2.8	1.3
Less: equity earnings of unconsolidated affiliates, net of tax	(0.3)	(0.7)
Plus: depreciation and amortization expense	21.2	21.5
EBITDA	95.1	96.0
Plus: restructuring charges	10.2	2.7
Plus: non-cash asset impairment charges	0.2	1.3
Plus: incremental COVID-19 costs, net	0.5	0.4
Plus: loss (gain) on disposal of properties, plants, equipment, and businesses, net	0.2	(1.3)
Adjusted EBITDA	$106.2	$99.1
Paper Packaging & Services
Operating profit (loss)	$27.3	$(5.5)
Less: non-cash pension settlement charges	0.1	—
Less: other income, net	—	(0.2)
Plus: depreciation and amortization expense	36.9	38.8
EBITDA	64.1	33.5
Plus: restructuring charges	1.7	1.7
Plus: acquisition and integration related costs	1.8	4.8
Plus: non-cash pension settlement charges	0.1	—
Plus: incremental COVID-19 costs, net	0.7	0.5
Less: loss (gain) on disposal of properties, plants, equipment, and businesses, net	(0.1)	38.6
Adjusted EBITDA	$68.3	$79.1
Land Management
Operating profit	$96.9	$2.4
Plus: depreciation, depletion and amortization expense	0.7	0.9
EBITDA	97.6	3.3
Plus: restructuring charges	0.1	—
Plus: timberland gains	(95.7)	—
Less: loss (gain) on disposal of properties, plants, equipment, and businesses, net	0.1	(0.2)
Adjusted EBITDA	$2.1	$3.1

Net Sales
Net sales were $1,340.6 million for the second quarter of 2021 compared with $1,158.3 million for the second quarter of 2020. The $182.3 million increase was primarily due to higher volumes and higher average sale prices across the segments. Net sales for the second quarter 2020 included $35.4 million of net sales attributable to the divested Consumer Packaging Group business, which was sold on April 1, 2020. See the "Segment Review" below for additional information on net sales by segment for the second quarter of 2021.
Gross Profit
Gross profit was $265.9 million for the second quarter of 2021 compared with $240.7 million for the second quarter of 2020. The reasons for the changes in gross profit for each segment are described below in the “Segment Review.” Gross profit margin was 19.8 percent for the second quarter of 2021 compared with 20.8 percent for the second quarter of 2020.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $146.8 million for the second quarter of 2021 and $121.1 million for the second quarter of 2020. SG&A expenses were 11.0 percent of net sales for the second quarter of 2021 compared with 10.5 percent of net sales for the second quarter of 2020. The increase in SG&A expenses was primarily due to increased incentive accruals.
Timberland Gains
Timberland gains were $95.7 million for the second quarter of 2021 and zero for the second quarter of 2020. During the second quarter of 2021, we completed the sale of approximately 69,200 acres of our timberland acreage in southwest Alabama to Weyerhaeuser Company for approximately $145.1 million in cash after closing costs, which totaled $4.3 million. Proceeds were applied toward debt repayment.
Financial Measures
Operating profit was $200.6 million for the second quarter of 2021 compared with $72.0 million for the second quarter of 2020. Net income was $154.0 million for the second quarter of 2021 compared with $15.8 million for the second quarter of 2020. Adjusted EBITDA was $176.6 million for the second quarter of 2021 compared with $181.3 million for the second quarter of 2020. The reasons for the changes in Adjusted EBITDA for each segment are described below in the "Segment Review."
Trends
We anticipate the demand trends reflected in our second quarter results to continue during our third quarter. In addition, we expect the steel supply markets to remain tight in the Americas, Europe, the Middle East, and Africa through our second half of the year and prices to continue to increase. Similarly, the resin supply market is also tight and prices are expected to continue increasing near term. Raw materials used in our paper packaging business are expected to increase through our third quarter. We also expect higher transportation and insurance costs relative to last year due to tighter market conditions.
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
Net sales were $798.0 million for the second quarter of 2021 compared with $670.0 million for the second quarter of 2020. The $128.0 million increase in net sales was primarily due to higher volumes and higher average sale prices in addition to favorable foreign currency fluctuation.
Gross profit was $170.1 million for the second quarter of 2021 compared with $143.2 million for the second quarter of 2020. The $26.9 million increase in gross profit was primarily due to the same factors as net sales. Gross profit margin was 21.3 percent and 21.4 percent for the three months ended April 30, 2021 and 2020, respectively.

Operating profit was $76.4 million for the second quarter of 2021 compared with operating profit of $75.1 million for the second quarter of 2020. Adjusted EBITDA was $106.2 million for the second quarter of 2021 compared with $99.1 million for the second quarter of 2020. The $7.1 million increase in Adjusted EBITDA was primarily due to the same factors that impacted gross profit, partially offset by the impact of higher SG&A costs as a result of increased incentive accruals.
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
Net sales were $537.0 million for the second quarter of 2021 compared with $481.6 million for the second quarter of 2020. The $55.4 million increase was primarily due to higher published containerboard and boxboard prices and higher volumes. Net sales for the second quarter 2020 included $35.4 million of net sales attributable to the divested Consumer Packaging Group business, which was sold on April 1, 2020.
Gross profit was $93.9 million for the second quarter of 2021 compared with $94.9 million for the second quarter of 2020. The decrease in gross profit was primarily due to higher old corrugated container and other input costs and higher transportation expenses, mostly offset by higher net sales. Gross profit margin was 17.5 percent and 19.7 percent for the second quarter of 2021 and 2020, respectively.
Operating profit of $27.3 million for the second quarter of 2021 compared with a loss of $5.5 million for the second quarter of 2020. The increase in operating profit was due to the inclusion of $38.6 million related to the loss on the divestment of the Consumer Packaging Group business during the second quarter of 2020, which decreased operating profit and was primarly related to the allocation of goodwill to the transaction. Adjusted EBITDA was $68.3 million for the second quarter of 2021 compared with $79.1 million for the second quarter of 2020. The $10.8 million decrease in Adjusted EBITDA was primarily due to the same factors that impacted gross profit combined with the impact of higher SG&A costs as a result of higher corporate allocations resulting from higher incentive accruals at the corporate level.

Land Management
As of April 30, 2021, our Land Management segment consisted of approximately 175,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management segment are:
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
As of April 30, 2021, we had approximately 18,800 acres of special use property in the United States.
Net sales decreased to $5.6 million for the second quarter of 2021 compared with $6.7 million for the second quarter of 2020.
Gross profit was $1.9 million for the second quarter of 2021 compared with $2.6 million for the second quarter of 2020. Gross profit margin was 33.9 percent and 38.8 percent for the second quarter of 2021 and 2020, respectively.
Operating profit increased to $96.9 million for the second quarter of 2021 compared with $2.4 million for the second quarter of 2020, due to $95.7 million of timberland gains. Adjusted EBITDA was $2.1 million and $3.1 million for both the second quarter of 2021 and 2020, respectively. See Note 13 to the Interim Condensed Consolidated Financial Statements for additional information on the sale of timberland.
Other Income Statement Changes
Interest Expense, net
Interest expense, net, was $26.7 million for the second quarter of 2021 compared with $29.3 million for the second quarter of 2020. This decrease was primarily due to reductions in long-term debt balances and declines in variable interest rates as of the end of the second quarter of 2021 compared to the end of the second quarter of 2020.
U.S. and Non-U.S. Income before Income Tax Expense
See the following tables for details of the U.S. and non-U.S. income before income taxes and U.S. and non-U.S. income before income taxes after eliminating the impact of non-cash asset impairment charges, non-cash pension settlement income, restructuring charges, timberland gains, acquisition and integration related costs, and loss on sale of businesses, net (collectively, "Adjustments").

Summary
	Three Months Ended April 30,
	2021	2020
Non-U.S. % of Consolidated Net Sales	41.5%	38.8%
U.S. % of Consolidated Net Sales	58.5%	61.2%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T.	30.4%	115.1%
U.S. % of Consolidated I.B.I.T.	69.6%	(15.1)%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T. before Adjustments	69.6%	56.1%
U.S. % of Consolidated I.B.I.T. before Adjustments	30.4%	43.9%
	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation
	Three Months Ended April 30,
(in millions)	2021	2020
Non-U.S. I.B.I.T.	$52.0	$47.9
Non-cash asset impairment charges	0.2	1.3
Restructuring charges	10.1	1.6
Total Non-U.S. Adjustments	10.3	2.9
Non-U.S. I.B.I.T. before Adjustments	$62.3	$50.8

U.S. I.B.I.T. Reconciliation
	Three Months Ended April 30,
(in millions)	2021	2020
U.S. I.B.I.T.	$119.0	$(6.3)
Non-cash pension settlement charge	0.1	—
Restructuring charges	1.9	2.8
Timberland gains	(95.7)	—
Acquisition and integration related costs	1.8	4.8
Loss on disposal of businesses, net	0.1	38.4
Total U.S. Adjustments	(91.8)	46.0
U.S. I.B.I.T. before Adjustments	$27.2	$39.7
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
Income tax expense for the second quarter of 2021 was $17.3 million on $171.0 million of pre-tax income and income tax expense for the second quarter of 2020 was $26.5 million on $41.6 million of pretax income. The decrease in income tax expense was primarily attributable to changes in the expected mix of earnings among tax jurisdictions, including jurisdictions for which valuation allowances have been recorded, as well as the timing of recognition of the related tax expense under ASC 740-270. We also recognized a deferred tax asset related to capital losses, which is expected to offset the capital gain resulting from the sale of 69,200 acres of timberland located in southwest Alabama during the second quarter. A valuation allowance has been recorded to the extent the capital losses exceed the available capital gains. An additional decrease in tax expense was the result of non-deductible goodwill for tax purposes related to the sale of the Consumer Packaging Group with the Paper Packaging & Services segment recognized during the second quarter of 2020. Net favorable discrete adjustments of $5.4 million are primarily attributable to return to provision adjustments, releases as a result of settlement of U.S. Federal and Canadian income tax audits, and releases of uncertain tax positions as a result of expiration of the statute of limitations.
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
The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from zero to $6.2 million. Actual results may differ materially from this estimate.

Year-to-Date Results
The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our business segments for the six months ended April 30, 2021 and 2020:

	Six Months Ended April 30,
(in millions)	2021	2020
Net sales:
Global Industrial Packaging	$1,457.3	$1,301.7
Paper Packaging & Services	1,017.9	955.3
Land Management	11.9	13.7
Total net sales	$2,487.1	$2,270.7
Operating profit:
Global Industrial Packaging	$130.4	$119.9
Paper Packaging & Services	41.6	27.0
Land Management	98.6	4.3
Total operating profit	$270.6	$151.2
EBITDA:
Global Industrial Packaging	$170.9	$159.6
Paper Packaging & Services	107.0	106.5
Land Management	100.4	6.2
Total EBITDA	$378.3	$272.3
Adjusted EBITDA:
Global Industrial Packaging	$185.7	$165.7
Paper Packaging & Services	124.4	157.0
Land Management	5.0	6.0
Total Adjusted EBITDA	$315.1	$328.7

The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the six months ended April 30, 2021 and 2020:

	Six Months Ended April 30,
(in millions)	2021	2020
Net income	$184.9	$51.9
Plus: interest expense, net	51.9	60.0
Plus: income tax expense	23.4	37.9
Plus: depreciation, depletion and amortization expense	118.1	122.5
EBITDA	$378.3	$272.3
Net income	$184.9	$51.9
Plus: interest expense, net	51.9	60.0
Plus: non-cash pension settlement charges (income)	8.6	(0.1)
Plus: income tax expense	23.4	37.9
Plus: other expense, net	2.8	2.4
Plus: equity earnings of unconsolidated affiliates, net of tax	(1.0)	(0.9)
Operating profit	270.6	151.2
Less: other expense, net	2.8	2.4
Less: non-cash pension settlement charges (income)	8.6	(0.1)
Less: equity earnings of unconsolidated affiliates, net of tax	(1.0)	(0.9)
Plus: depreciation, depletion and amortization expense	118.1	122.5
EBITDA	$378.3	$272.3
Plus: restructuring charges	15.1	7.7
Plus: timberland gains	(95.7)	—
Plus: acquisition and integration related costs	3.8	9.9
Plus: non-cash asset impairment charges	1.5	1.4
Plus: non-cash pension settlement charges (income)	8.6	(0.1)
Plus: incremental COVID-19 costs, net	1.8	0.9
Plus: loss on disposal of properties, plants, equipment, and businesses, net	1.7	36.6
Adjusted EBITDA	$315.1	$328.7

The following table sets forth EBITDA and Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the six months ended April 30, 2021 and 2020:

	Six Months Ended April 30,
(in millions)	2021	2019
Global Industrial Packaging
Operating profit	$130.4	$119.9
Less: other expense, net	2.7	3.8
Less: equity earnings of unconsolidated affiliates, net of tax	(1.0)	(0.9)
Plus: depreciation and amortization expense	42.2	42.6
EBITDA	$170.9	$159.6
Plus: restructuring charges	13.0	5.0
Plus: non-cash impairment charges	1.5	1.4
Plus: incremental COVID-19 costs, net	0.8	0.4
Plus: gain on disposal of properties, plants and equipment, and businesses, net	(0.5)	(0.7)
Adjusted EBITDA	$185.7	$165.7
Paper Packaging & Services
Operating profit	$41.6	$27.0
Less: other expense (income), net	0.1	(1.4)
Less: non-cash pension settlement charges (income)	8.6	(0.1)
Plus: depreciation and amortization expense	74.1	78.0
EBITDA	$107.0	$106.5
Plus: restructuring charges	2.0	2.7
Plus: acquisition and integration related costs	3.8	9.9
Plus: non-cash pension settlement charges (income)	8.6	(0.1)
Plus: incremental COVID-19 costs, net	1.0	0.5
Plus: loss on disposal of properties, plants and equipment, and businesses, net	2.0	37.5
Adjusted EBITDA	$124.4	$157.0
Land Management
Operating profit	$98.6	$4.3
Plus: depreciation, depletion and amortization expenses	1.8	1.9
EBITDA	$100.4	$6.2
Plus: restructuring charges	0.1	—
Plus: timberland gains	(95.7)	—
Plus: loss (gain) on disposal of properties, plants and equipment, and businesses, net	0.2	(0.2)
Adjusted EBITDA	$5.0	$6.0

Net Sales
Net sales were $2,487.1 million for the first six months of 2021 compared with $2,270.7 million for the first six months of 2020. The $216.4 million increase was primarily due to higher volumes and higher average sale prices across the segments. See the "Segment Review" below for additional information on net sales by segment during the first six months of 2021.
Gross Profit
Gross profit was $478.1 million for the first six months of 2021 compared with $463.3 million for the first six months of 2020. The respective reasons for the changes in each segment are described below in the “Segment Review.” Gross profit margin was 19.2 percent and 20.4 percent for first six months of 2021 and 2020, respectively.

Selling, General and Administrative Expenses
SG&A expenses increased to $281.1 million for the first six months of 2021 from $256.5 million for the first six months of 2020. SG&A expenses were 11.3 percent of net sales for both first six months of 2021 and 2020, respectively.
Timberland Gains
Timberland gains were $95.7 million for the first six months of 2021 and zero for the first six months of 2020. During the second quarter of 2021, we completed the sale of approximately 69,200 acres of our timberland acreage in southwest Alabama to Weyerhaeuser Company for approximately $145.1 million in cash after closing costs, which totaled $4.3 million. Proceeds were applied to debt repayment.
Financial Measures
Operating profit was $270.6 million for the first six months of 2021 compared with $151.2 million for the first six months of 2020. Net income was $184.9 million for the first six months of 2021 compared with $51.9 million for the first six months of 2020. Adjusted EBITDA was $315.1 million for the first six months of 2021 compared with $328.7 million for the first six months of 2020. The reasons for the changes in Adjusted EBITDA for each segment are described below in the "Segment Review."
Segment Review
Global Industrial Packaging
Net sales were $1,457.3 million for the first six months of 2021 compared with $1,301.7 million for the first six months of 2020. The $155.6 million increase in net sales was primarily due to higher volumes and higher average sale prices in addition to favorable foreign currency fluctuation.
Gross profit was $300.4 million for the first six months of 2021 compared with $263.3 million for the first six months of 2020. The $37.1 million increase in gross profit was primarily due to the same factors that impacted net sales, partially offset by higher transportation expenses. Gross profit margin increased to 20.6 percent for the first six months of 2021 from 20.2 percent for the first six months of 2020.
Operating profit was $130.4 million for the first six months of 2021 compared with $119.9 million for the first six months of 2020. Adjusted EBITDA was $185.7 million for the first six months of 2021 compared with $165.7 million for the first six months of 2020. The $20.0 million increase in Adjusted EBITDA was primarily due to the same factors that impacted gross profit, partially offset by the impact of higher SG&A costs as a result of increased incentive accruals.
Paper Packaging & Services
Net sales increased $62.6 million to $1,017.9 million for the first six months of 2021 compared with $955.3 million for the first six months of 2020, primarily due to higher published containerboard and boxboard prices and higher volumes, partially offset by sales attributed to the divested Consumer Packaging Group business, which was sold on April 1, 2020.
Gross profit was $173.5 million for the first six months of 2021 compared with $195.0 million for the first six months of 2020. Gross profit margin was 17.0 percent and 20.4 percent for the first six months of 2021 and 2020, respectively. The decrease in gross profit was primarily due to the same factors that impacted net sales, offset by higher old corrugated container input costs and higher transportation expenses.
Operating profit was $41.6 million for the first six months of 2021 compared with $27.0 million for the first six months of 2020. The increase in operating profit was due to the prior year inclusion of $37.5 million loss on the divestment of the Consumer Packaging Group business, which decreased prior year operating profit and primarily related to the allocation of goodwill to the transaction; offset by the same factors that impacted net sales. Adjusted EBITDA was $124.4 million for the first six months of 2021 compared with $157.0 million for the first six months of 2020. The $32.6 million decrease in Adjusted EBITDA was due to the same factors that impacted gross profit combined with the impact of higher SG&A costs as a result of higher corporate allocations resulting from higher incentive accruals at the corporate level.
Land Management
Net sales decreased to $11.9 million for the first six months of 2021 compared with $13.7 million for the first six months of 2020.

Gross profit was $4.2 million for the first six months of 2021 compared with $5.0 million for the first six months of 2020. Gross profit margin was 35.3 percent and 36.5 percent for the first six months of 2021 and 2020, respectively.

Operating profit increased to $98.6 million for the first six months of 2021 compared with $4.3 million for the first six months of 2020, due to $95.7 million of timberland gains. Adjusted EBITDA was $5.0 million and $6.0 million for the first six months of 2021 and 2020, respectively.
Other Income Statement Changes
Interest expense, net
Interest expense, net, was $51.9 million for the first six months of 2021 compared with $60.0 million for the first six months of 2020. The decrease was primarily due to reductions in long-term debt balances and declines in variable interest rates over the first six months of 2021 compared to the first six months of 2020.
U.S. and non-U.S. Income before Income Tax Expense
See the following tables for details of the U.S. and non-U.S. income before income taxes and U.S. and non-U.S. income before income taxes after eliminating the impact of non-cash asset impairment charges, non-cash pension settlement charges (income), restructuring charges, timberland gains, acquisition and integration related costs, and losses on sales of businesses, net (collectively, "Adjustments").

Summary
	Six Months Ended April 30,
	2021	2020
Non-U.S. % of Consolidated Net Sales	41.0%	38.7%
U.S. % of Consolidated Net Sales	59.0%	61.3%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T.	43.8%	89.4%
U.S. % of Consolidated I.B.I.T.	56.2%	10.6%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T. before Adjustments	74.4%	57.0%
U.S. % of Consolidated I.B.I.T. before Adjustments	25.6%	43.0%
	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation
	Six Months Ended April 30,
(in millions)	2021	2020
Non-U.S. I.B.I.T.	$90.9	$79.5
Non-cash asset impairment charges	1.5	1.4
Restructuring charges	12.2	2.4
Total Non-U.S. Adjustments	13.7	3.8
Non-U.S. I.B.I.T. before Adjustments	$104.6	$83.3

U.S. I.B.I.T. Reconciliation
	Six Months Ended April 30,
(in millions)	2021	2020
U.S. I.B.I.T.	$116.4	$9.4
Non-cash pension settlement charges (income)	8.6	(0.1)
Restructuring charges	2.9	5.3
Timberland gains	(95.7)	—
Acquisition and integration related costs	3.8	9.9
Loss on disposal of businesses, net	—	38.4
Total U.S. Adjustments	(80.4)	53.5
U.S. I.B.I.T. before Adjustments	$36.0	$62.9
        I.B.I.T. is Income Before Income Tax Expense
Income tax expense
Income tax expense for the quarter and year to date was computed in accordance with ASC 740-270 "Income Taxes - Interim Reporting." Under this method, losses from jurisdictions for which a valuation allowance has been provided have not been included in the amount to which the ASC 740-270 rate was applied. Our income tax expense may fluctuate due to changes in estimated losses and income from jurisdictions for which a valuation allowance has been provided, the timing of recognition of the related tax expense under ASC 740-270, and the impact of discrete items in the respective quarter.
Income tax expense for the first six months of 2021 was $23.4 million on $207.3 million of pretax income and income tax expense for the first six months of 2020 was $37.9 million on $88.9 million of pretax income. The decrease in income tax expense was attributable to changes in the expected mix of earnings among tax jurisdictions, including jurisdictions for which valuation allowances have been recorded, as well as the timing of recognition of the related tax expense under ASC 740-270, and net favorable discrete items of $7.5 million. The net favorable discrete adjustments include return to provision adjustments, releases as a result of settlement of U.S Federal and Canadian income tax audits, and withholding taxes on dividends Additionally, we recognized a deferred tax asset related to capital losses, which is expected to offset the capital gain resulting from the sale of 69,200 acres of timberland located in southwest Alabama. A valuation allowance has been recorded to the extent the capital losses exceed the available capital gains. An additional decrease in tax expense was the result of non-deductible goodwill for tax purposes related to the sale of the Consumer Packaging Group with the Paper Packaging & Services segment recognized during the second quarter of 2020.
BALANCE SHEET CHANGES
Working Capital changes
The $114.5 million increase in accounts receivable to $751.1 million as of April 30, 2021 from $636.6 million as of October 31, 2020 was primarily due to higher volumes and higher average sale prices.
The $78.3 million increase in inventories to $371.9 million as of April 30, 2021 from $293.6 million as of October 31, 2020 was primarily due to increased raw material purchases and prices.
The $128.9 million increase in accounts payable to $579.6 million as of April 30, 2021 from $450.7 million as of October 31, 2020 was primarily due to timing of payments and increased raw material purchases and prices.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are operating cash flows and borrowings under our senior secured credit facilities, proceeds from the senior notes we have issued, and proceeds from our trade accounts receivable credit facilities. We use these sources to fund our working capital needs, capital expenditures, cash dividends, any common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, borrowings under our senior secured credit facilities, and proceeds from our trade accounts receivable credit facilities will be sufficient to fund our anticipated working capital, capital expenditures, cash dividends, stock repurchases, debt repayment, potential acquisitions of businesses and other liquidity needs for at least 12 months.
Capital Expenditures

During the first six months of 2021 and 2020, we invested $57.7 million (excluding $2.5 million for purchases of and investments in timber properties) and $65.4 million (excluding $2.8 million for purchases of and investments in timber properties), respectively, in capital expenditures.
Assets and Liabilities Held by Special Purpose Entities
As previously disclosed in the 2020 Form 10-K, on November 5, 2020, we settled a $50.9 million receivable and a $43.3 million payment obligation that were established in 2005.
Borrowing Arrangements
Long-term debt is summarized as follows:

(in millions)	April 30, 2021	October 31, 2020
2019 Credit Agreement - Term Loans	$1,132.4	$1,429.8
Senior Notes due 2027	495.6	495.1
Senior Notes due 2021	242.3	234.8
Accounts receivable credit facilities	356.1	310.0
2019 Credit Agreement - Revolving Credit Facility	53.9	—
	2,280.3	2,469.7
Less: current portion	114.1	123.1
Less: deferred financing costs	11.6	11.1
Long-term debt, net	$2,154.6	$2,335.5

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
On November 13, 2020 we and certain of our U.S. subsidiaries entered into an incremental term loan agreement (the "Incremental Term A-3 Loan Agreement") with a syndicate of farm credit institutions. The Incremental Term A-3 Loan Agreement provides for a loan commitment in the aggregate principal amount of $225.0 million that must be funded in a single draw on a business day occurring on or before July 15, 2021 (the "Incremental Term A-3 Loan"). The Incremental Term A-3 Loan matures on July 15, 2026, with quarterly installments of principal payable on the last day of each fiscal quarter commencing with the first such date to occur after the funding date. The Incremental Term A-3 Loan has, for all material purposes, the identical terms and provisions as the term A-1 and the term A-2 facilities under the 2019 Credit Agreement, other than maturity dates, which are discussed above. Our obligations, with respect to the Incremental Term A-3 Loan, will constitute obligations under the 2019 Credit Agreement and will be secured and guaranteed with the other obligations as provided in the under the 2019 Credit Facility on a pari passu basis. We intend to draw upon the Incremental Term A-3 Loan prior to July 15, 2021, and use the loan proceeds to pay all of the outstanding principal of and interest on the Senior Notes due 2021, discussed below.

As of April 30, 2021, we had $746.1 million of available borrowing capacity under the $800.0 million secured revolving credit facility provided by the 2019 Credit Agreement. The available borrowing capacity is determined by the lesser of the available capacity or the amount that could be borrowed without causing our leverage ratio to exceed 4.50 to 1.00.
The 2019 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that, at the end of any quarter, we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (as used in this paragraph only, “EBITDA”) to be greater than 4.75 to 1.00 and stepping down annually by 0.25 increments beginning on July 31, 2020 to 4.00 on July 31, 2023. The interest coverage ratio generally requires that, at the end of any quarter, we will not permit the ratio of (a) our consolidated EBITDA, to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve month period. As of April 30, 2021, we were in compliance with the covenants and other agreements in the 2019 Credit Agreement.
Senior Notes due 2027
On February 11, 2019, we issued $500.0 million of 6.50% Senior Notes due March 1, 2027 (the "Senior Notes due 2027"). Interest on the Senior Notes due 2027 is payable semi-annually. Our obligations under the Senior Notes due 2027 are guaranteed by our U.S. subsidiaries that guarantee the 2019 Credit Agreement, which is described above. The Senior Notes due 2027 are governed by an Indenture that contains various covenants. Certain of these covenants will be suspended if the Senior Notes due 2027 achieve investment grade ratings from both Moody’s Investors Service, Inc. and Standard & Poor’s Global Ratings and no default or event of default has occurred and is continuing. As of April 30, 2021, we were in compliance with these covenants.
Senior Notes due 2021
Our Luxembourg subsidiary has issued €200.0 million of 7.375% Senior Notes due July 15, 2021 (the "Senior Notes due 2021"). Interest on the Senior Notes due 2021 is payable semi-annually. The Senior Notes due 2021 are guaranteed on a senior basis by Greif, Inc. The Senior Notes due 2021 are governed by an Indenture that contains various covenants. As of April 30, 2021, we were in compliance with these covenants. As described above under "2019 Credit Agreement," during the first quarter 2021, we entered into the Incremental Term A-3 Loan Agreement with the intent to utilize the proceeds from the Incremental Term A-3 Loan to pay down the Senior Notes due 2021 at maturity.
United States Trade Accounts Receivable Credit Facility
We amended and restated our U.S. receivables financing facility (the “U.S. Receivables Facility”) and entered into a Third Amended and Restated Transfer and Administration Agreement (the "Third Amended TAA") with several financial institutions. As of April 30, 2021, $250.0 million was outstanding under the U.S. Receivable Facility. On May 26, 2021, the Third Amended TAA was amended to increase the U.S. Receivables Facility to $275.0 million, with a new maturity date of May 26, 2022.
We may terminate the U.S. Receivables Facility at any time upon five days prior written notice. The U.S. Receivables Facility is secured by certain of our United States trade accounts receivables and bears interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the U.S. Receivables Facility. The U.S. Receivables Facility also contains events of default and covenants, which are substantially the same as the covenants under the 2019 Credit Agreement, as defined above. As of April 30, 2021, we were in compliance with these covenants. Proceeds of the U.S. Receivables Facility are available for working capital and general corporate purposes.
International Trade Accounts Receivable Credit Facilities
On April 15, 2021, Cooperage Receivables Finance B.V. and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc., amended and restated the Nieuw Amsterdam Receivables Financing Agreement (the "European RFA"). The European RFA provides an accounts receivable financing facility of up to €100.0 million ($121.2 million as of April 30, 2021) secured by certain European accounts receivable. The $106.1 million outstanding on the European RFA as of April 30, 2021 is reported as 'Long-term debt' on the interim condensed consolidated balance sheets because we intend to refinance these obligations on a long-term basis and have the intent and ability to consummate a long-term refinancing by exercising the renewal option in the respective agreement or entering into new financing arrangements.

We may terminate the European RFA at any time upon one calendar month prior written notice. The European RFA is secured by certain of our international trade accounts receivables and bears interest at a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the European RFA. The European RFA also contains events of default and covenants, which are substantially the same as the covenants under the 2019 Credit Agreement, as defined above. As of April 30, 2021, we were in compliance with these covenants. Proceeds of the European RFA are available for working capital and general corporate purposes.
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
In 2019, we entered into six interest rate swaps with a total notional amount of $1,300.0 million that amortize to $200.0 million over a five-year term, maturing on March 11, 2024. The outstanding notional amount as of April 30, 2021 is $600.0 million. We receive variable rate interest payments based upon one-month U.S. dollar LIBOR, and in return we are obligated to pay interest at a weighted-average interest rate of 2.49%.
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
As of April 30, 2021, and October 31, 2020, we had outstanding foreign currency forward contracts in the notional amount of $134.6 million, and $268.6 million, respectively.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 6. EXHIBITS
(a.) Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a —14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

10.1	Extension letter dated April 15, 2021, between Coöperatieve Rabobank U.A., Nieuw Amsterdam Receivables Corporation B.V., Cooperage Receivables Finance B.V., Greif Service Belgium BVBA and Greif, Inc. on Amended and Restated Master Definitions Agreement dated April 17, 2020.

10.2	Amendment No. 3 to Third Amended and Restated Transfer and Administration Agreement.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GREIF, INC.
(Registrant)

Date: June 9, 2021	/s/ LAWRENCE A. HILSHEIMER
Lawrence A. Hilsheimer
Executive Vice President and Chief Financial Officer