Form 10-Q
period 2021-07-31
GREIF, INC
filed 2021-09-02
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 30, 2021:

Class A Common Stock	26,550,924 shares
Class B Common Stock	22,007,725 shares

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2021	2020	2021	2020
Net sales	$1,490.8	$1,083.0	$3,977.9	$3,353.7
Cost of products sold	1,172.0	863.3	3,181.0	2,670.7
Gross profit	318.8	219.7	796.9	683.0
Selling, general and administrative expenses	142.6	120.4	423.7	376.9
Restructuring charges	3.7	19.1	18.8	26.8
Timberland gains	—	—	(95.7)	—
Acquisition and integration related costs	2.4	3.6	6.2	13.5
Non-cash asset impairment charges	—	15.5	1.5	16.9
Gain on disposal of properties, plants and equipment, net	(3.0)	(0.3)	(1.3)	(2.1)
Loss (gain) on disposal of businesses, net	—	(0.5)	—	37.9
Operating profit	173.1	61.9	443.7	213.1
Interest expense, net	23.9	29.8	75.8	89.8
Non-cash pension settlement charges (income)	0.4	—	9.0	(0.1)
Other expense (income), net	(0.6)	1.1	2.2	3.5
Income before income tax expense and equity earnings of unconsolidated affiliates, net	149.4	31.0	356.7	119.9
Income tax expense	33.1	6.9	56.5	44.8
Equity earnings of unconsolidated affiliates, net of tax	(2.1)	(0.3)	(3.1)	(1.2)
Net income	118.4	24.4	303.3	76.3
Net income attributable to noncontrolling interests	(5.4)	(3.7)	(17.1)	(11.9)
Net income attributable to Greif, Inc.	$113.0	$20.7	$286.2	$64.4
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$1.90	$0.35	$4.81	$1.09
Class B common stock	$2.85	$0.52	$7.21	$1.62
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$1.89	$0.35	$4.80	$1.09
Class B common stock	$2.85	$0.52	$7.21	$1.62
Weighted-average number of Class A common shares outstanding:
Basic	26.6	26.4	26.5	26.4
Diluted	26.7	26.4	26.6	26.4
Weighted-average number of Class B common shares outstanding:
Basic	22.0	22.0	22.0	22.0
Diluted	22.0	22.0	22.0	22.0
Cash dividends declared per common share:
Class A common stock	$0.44	$0.44	$1.32	$1.32
Class B common stock	$0.66	$0.66	$1.97	$1.97
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2021	2020	2021	2020
Net income	$118.4	$24.4	$303.3	$76.3
Other comprehensive income (loss), net of tax:
Foreign currency translation	(15.5)	59.6	18.7	4.2
Derivative financial instruments	(0.6)	2.0	10.8	(20.9)
Minimum pension liabilities	2.2	(2.4)	49.3	20.6
Other comprehensive income (loss), net of tax	(13.9)	59.2	78.8	3.9
Comprehensive income	104.5	83.6	382.1	80.2
Comprehensive income attributable to noncontrolling interests	5.6	0.9	17.9	3.5
Comprehensive income attributable to Greif, Inc.	$98.9	$82.7	$364.2	$76.7
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	July 31, 2021	October 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$99.8	$105.9
Trade accounts receivable, less allowance of $6.3 in 2021 and $9.4 in 2020	834.7	636.6
Inventories:
Raw materials	348.9	208.4
Work-in-process	1.5	5.4
Finished goods	106.1	79.8
Assets held for sale	6.6	57.0
Assets held by special purpose entities	—	50.9
Prepaid expenses	82.0	43.0
Other current assets	87.3	115.8
	1,566.9	1,302.8
Long-term assets
Goodwill	1,522.3	1,518.4
Other intangible assets, net of amortization	665.4	715.3
Deferred tax assets	26.8	11.3
Pension asset	44.1	29.5
Operating lease assets	287.5	307.5
Other long-term assets	117.6	99.2
	2,663.7	2,681.2
Properties, plants and equipment
Timber properties, net of depletion	226.3	224.5
Land	163.1	162.6
Buildings	540.6	524.7
Machinery and equipment	2,019.9	1,930.6
Capital projects in progress	116.7	120.6
	3,066.6	2,963.0
Accumulated depreciation	(1,573.6)	(1,436.1)
	1,493.0	1,526.9
Total assets	$5,723.6	$5,510.9
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	July 31, 2021	October 31, 2020
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$657.0	$450.7
Accrued payroll and employee benefits	138.6	122.3
Restructuring reserves	20.5	21.6
Current portion of long-term debt	120.3	123.1
Short-term borrowings	57.6	28.4
Liabilities held by special purpose entities	—	43.3
Current portion of operating lease liabilities	51.3	52.3
Mandatorily redeemable noncontrolling interests	5.0	—
Other current liabilities	191.4	158.4
	1,241.7	1,000.1
Long-term liabilities
Long-term debt	2,089.7	2,335.5
Operating lease liabilities	238.8	257.7
Deferred tax liabilities	336.2	339.2
Pension liabilities	82.4	137.7
Postretirement benefit obligations	11.1	11.6
Contingent liabilities and environmental reserves	19.4	20.2
Mandatorily redeemable noncontrolling interests	3.4	8.4
Long-term income tax payable	27.8	27.8
Other long-term liabilities	147.2	152.0
	2,956.0	3,290.1
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests	18.4	20.0
Equity
Common stock, without par value	178.6	170.2
Treasury stock, at cost	(134.1)	(134.4)
Retained earnings	1,753.9	1,543.9
Accumulated other comprehensive loss, net of tax:
Foreign currency translation	(277.0)	(294.9)
Derivative financial instruments	(13.9)	(24.7)
Minimum pension liabilities	(58.6)	(107.9)
Total Greif, Inc. shareholders' equity	1,448.9	1,152.2
Noncontrolling interests	58.6	48.5
Total shareholders' equity	1,507.5	1,200.7
Total liabilities and shareholders' equity	$5,723.6	$5,510.9
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended July 31,
(in millions)	2021	2020
Cash flows from operating activities:
Net income	$303.3	$76.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	176.2	182.4
Non-cash asset impairment charges	1.5	16.9
Non-cash pension settlement charges (income)	9.0	(0.1)
Loss (gain) on disposals of properties, plants and equipment, net	(1.3)	(2.1)
Loss on disposals of businesses, net	—	37.9
Timberland gains	(95.7)	—
Unrealized foreign exchange loss (gain)	0.8	(0.2)
Deferred income tax benefit	(41.6)	(5.3)
Non-cash lease expense	36.5	43.0
Other, net	0.3	(1.8)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(185.4)	9.4
Inventories	(157.5)	(22.5)
Accounts payable	204.1	25.9
Restructuring reserves	(1.2)	8.5
Operating leases	(40.1)	(42.4)
Pension and post-retirement benefit liabilities	(11.7)	(17.3)
Other, net	61.5	(54.3)
Net cash provided by operating activities	258.7	254.3
Cash flows from investing activities:
Purchases of properties, plants and equipment	(94.2)	(98.8)
Purchases of and investments in timber properties	(7.4)	(4.0)
Purchases of equity method investments	—	(3.6)
Proceeds from the sale of timberlands	145.1	—
Collections of receivables held in special purpose entities	50.9	—
Payments for issuance of loans receivable	(15.0)	—
Proceeds from the sale of properties, plants, equipment and other assets	10.7	7.8
Proceeds from the sale of businesses	—	82.9
Proceeds from insurance recoveries	—	0.9
Other, net	(3.9)	—
Net cash provided by (used in) investing activities	86.2	(14.8)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,160.5	1,083.6
Payments on long-term debt	(1,490.0)	(1,156.9)
Proceeds (payments) on short-term borrowings, net	28.4	(6.9)
Proceeds from trade accounts receivable credit facility	99.0	64.3
Payments on trade accounts receivable credit facility	(23.1)	(119.4)
Payments for liabilities held in special purpose entities	(43.3)	—
Dividends paid to Greif, Inc. shareholders	(78.4)	(78.2)
Dividends paid to noncontrolling interests	(7.2)	(12.1)
Net cash used in financing activities	(354.1)	(225.6)
Effects of exchange rates on cash	3.1	7.3
Net increase (decrease) in cash and cash equivalents	(6.1)	21.2
Cash and cash equivalents at beginning of period	105.9	77.3
Cash and cash equivalents at end of period	$99.8	$98.5
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended July 31, 2021
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of April 30, 2021	48,559	$177.6	28,283	$(134.1)	$1,666.1	$(335.4)	$1,374.2	$55.5	$1,429.7
Net income					113.0		113.0	5.4	118.4
Other comprehensive income (loss):
Foreign currency translation						(15.7)	(15.7)	0.2	(15.5)
Derivative financial instruments, net of $0.2 million of income tax benefit						(0.6)	(0.6)		(0.6)
Minimum pension liability adjustment, net of $0.8 million income tax expense						2.2	2.2		2.2
Comprehensive income			.				98.9		104.5
Current period mark to redemption value of redeemable noncontrolling interest					1.0		1.0		1.0
Net income allocated to redeemable noncontrolling interests							—	(0.6)	(0.6)
Dividends paid to Greif, Inc. shareholders ($0.44 and $0.66 per Class A share and Class B share, respectively)					(26.2)		(26.2)		(26.2)
Dividends paid to noncontrolling interests and other							—	(1.9)	(1.9)
Share based compensation	—	1.0	—	—			1.0		1.0
As of July 31, 2021	48,559	$178.6	28,283	$(134.1)	$1,753.9	$(349.5)	$1,448.9	$58.6	$1,507.5

	Nine Months Ended July 31, 2021
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2020	48,450	$170.2	28,392	$(134.4)	$1,543.9	$(427.5)	$1,152.2	$48.5	$1,200.7
Net income					286.2		286.2	17.1	303.3
Other comprehensive income:
Foreign currency translation						17.9	17.9	0.8	18.7
Derivative financial instruments, net of $3.6 million of income tax expense						10.8	10.8		10.8
Minimum pension liability adjustment, net of $17.0 million income tax expense						49.3	49.3		49.3
Comprehensive income			.				364.2		382.1
Current period mark to redemption value of redeemable noncontrolling interest					2.2		2.2		2.2
Net income allocated to redeemable noncontrolling interests							—	(1.4)	(1.4)
Dividends paid to Greif, Inc. shareholders ($1.32 and $1.97 per Class A share and Class B share, respectively)					(78.4)		(78.4)		(78.4)
Dividends paid to noncontrolling interests and other							—	(6.4)	(6.4)
Long-term incentive shares issued	80	3.9	(80)	0.2			4.1		4.1
Share based compensation	—	3.2	—	—			3.2		3.2
Restricted stock, executive	3	0.1	(3)	—			0.1		0.1
Restricted stock, directors	26	1.2	(26)	0.1			1.3		1.3
As of July 31, 2021	48,559	$178.6	28,283	$(134.1)	$1,753.9	$(349.5)	$1,448.9	$58.6	$1,507.5

	Three Months Ended July 31, 2020
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of April 30, 2020	48,450	$169.2	28,392	$(134.4)	$1,531.8	$(483.4)	$1,083.2	$52.0	$1,135.2
Net income					20.7		20.7	3.7	24.4
Other comprehensive income (loss):
Foreign currency translation						62.4	62.4	(2.8)	59.6
Derivative financial instruments, net of $6.7 million income tax benefit						2.0	2.0		2.0
Minimum pension liability adjustment, net of immaterial income tax expense						(2.4)	(2.4)		(2.4)
Comprehensive income							82.7		83.6
Current period mark to redemption value of redeemable noncontrolling interest					1.1		1.1		1.1
Net income allocated to redeemable noncontrolling interests							—	0.3	0.3
Dividends paid to Greif, Inc. shareholders ($0.44 and $0.66 per Class A share and Class B share, respectively)					(26.2)		(26.2)		(26.2)
Dividends paid to noncontrolling interests and other							—	(3.6)	(3.6)
Share based compensation	—	0.5	—	—			0.5		0.5
As of July 31, 2020	48,450	$169.7	28,392	$(134.4)	$1,527.4	$(421.4)	$1,141.3	$49.6	$1,190.9

	Nine Months Ended July 31, 2020
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2019	48,266	$162.6	28,576	$(134.8)	$1,539.0	$(433.7)	$1,133.1	$58.0	$1,191.1
Net income					64.4		64.4	11.9	76.3
Other comprehensive income (loss):
Foreign currency translation						12.6	12.6	(8.4)	4.2
Derivative financial instruments, net of $6.7 million income tax benefit						(20.9)	(20.9)		(20.9)
Minimum pension liability adjustment, net of $7.5 million income tax expense						20.6	20.6		20.6
Comprehensive income							76.7		80.2
Current period mark to redemption value of redeemable noncontrolling interest					2.2		2.2		2.2
Net income allocated to redeemable noncontrolling interests							—	0.2	0.2
Dividends paid to Greif, Inc. shareholders ($1.32 and $1.97 per Class A share and Class B share, respectively)					(78.2)		(78.2)		(78.2)
Dividends paid to noncontrolling interests and other							—	(12.1)	(12.1)
Long-term incentive shares issued	153	5.0	(153)	0.3			5.3		5.3
Share based compensation	—	1.0	—	—			1.0		1.0
Restricted stock, executive	3	0.1	(3)	0.1			0.2		0.2
Restricted stock, directors	28	1.0	(28)	—			1.0		1.0
As of July 31, 2020	48,450	$169.7	28,392	$(134.4)	$1,527.4	$(421.4)	$1,141.3	$49.6	$1,190.9

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
The information filed herein reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated balance sheets as of July 31, 2021 and October 31, 2020, the interim condensed consolidated statements of income, comprehensive income and changes in shareholders' equity for the three and nine months ended July 31, 2021 and 2020 and the interim condensed consolidated statements of cash flows for the nine months ended July 31, 2021 and 2020 of the Company. The interim condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling interest and are accounted for using either the equity or cost method, as appropriate.
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
Newly Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, “Financial Instruments – Credit Losses.” This ASU sets forth a current expected credit loss model that requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonably supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU on November 1, 2020. The adoption of this guidance did not have a material impact on financial position, results of operations, comprehensive income, cash flows or disclosures.
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

NOTE 2 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the nine months ended July 31, 2021:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2020	$17.9	$3.7	$21.6
Costs incurred and charged to expense	12.4	6.4	18.8
Costs paid or otherwise settled	(11.9)	(8.0)	(19.9)
Balance at July 31, 2021	$18.4	$2.1	$20.5
The focus for restructuring activities in 2021 is to optimize and integrate operations in the Paper Packaging & Services segment and to rationalize operations and close underperforming assets in the Global Industrial Packaging segment.
During the three months ended July 31, 2021, the Company recorded restructuring charges of $3.7 million, as compared to $19.1 million of restructuring charges recorded during the three months ended July 31, 2020. The restructuring activity for the three months ended July 31, 2021 consisted of $1.8 million in employee separation costs and $1.9 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities.
During the nine months ended July 31, 2021, the Company recorded restructuring charges of $18.8 million, as compared to $26.8 million of restructuring charges recorded during the nine months ended July 31, 2020. The restructuring activity for the nine months ended July 31, 2021 consisted of $12.4 million in employee separation costs and $6.4 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities.
The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-Q. Remaining amounts expected to be incurred were $18.7 million as of July 31, 2021:

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the nine months ended July 31, 2021	Amounts Remaining to be Incurred
Global Industrial Packaging
Employee separation costs	$19.8	$11.5	$8.3
Other restructuring costs	8.0	3.1	4.9
	27.8	14.6	13.2
Paper Packaging & Services
Employee separation costs	1.1	0.8	0.3
Other restructuring costs	8.5	3.3	5.2
	9.6	4.1	5.5
Land Management
Employee separation costs	0.1	0.1	—
	0.1	0.1	—
	$37.5	$18.8	$18.7

NOTE 3 — LONG-TERM DEBT
Long-term debt is summarized as follows:

(in millions)	July 31, 2021	October 31, 2020
2019 Credit Agreement - Term Loans	$1,277.3	$1,429.8
Senior Notes due 2027	495.7	495.1
Senior Notes due 2021	—	234.8
Accounts receivable credit facilities	386.4	310.0
2019 Credit Agreement - Revolving Credit Facility	61.5	—
	2,220.9	2,469.7
Less: current portion	120.3	123.1
Less: deferred financing costs	10.9	11.1
Long-term debt, net	$2,089.7	$2,335.5
2019 Credit Agreement
On February 11, 2019, the Company and certain of its subsidiaries entered into an amended and restated senior secured credit agreement (the “2019 Credit Agreement”) with a syndicate of financial institutions. The Company's obligations under the 2019 Credit Agreement are guaranteed by certain of its U.S. and non-U.S. subsidiaries.
The 2019 Credit Agreement provides for (a) an $800.0 million secured revolving credit facility, consisting of a $600.0 million multicurrency facility and a $200.0 million U.S. dollar facility, maturing on February 11, 2024, (b) a $1,275.0 million secured term loan A-1 facility, with quarterly principal installments that commenced on April 30, 2019, that matures on January 31, 2024, and (c) a $400.0 million secured term loan A-2 facility, with quarterly principal installments that commenced on April 30, 2019, that matures on January 31, 2026. In addition, the Company has an option to add an aggregate of $700.0 million to the secured revolving credit facility under the 2019 Credit Agreement with the agreement of the lenders. The revolving credit facility is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, and to finance acquisitions.
On November 13, 2020 the Company and certain of its U.S. subsidiaries entered into an incremental term loan agreement (the "Incremental Term A-3 Loan Agreement") with a syndicate of farm credit institutions. The Incremental Term A-3 Loan Agreement provides for a loan commitment in the aggregate principal amount of $225.0 million, which was drawn on July 14, 2021 (the "Incremental Term A-3 Loan"). The Incremental Term A-3 Loan matures on July 15, 2026, with quarterly installments of principal payable on the last day of each fiscal quarter, which commenced on July 31, 2021. The Incremental Term A-3 Loan has, for all material purposes, the identical terms and provisions as the term A-1 and the term A-2 facilities under the 2019 Credit Agreement, discussed above. The Company's obligations with respect to the Incremental Term A-3 Loan constitutes similar obligations under the 2019 Credit Agreement and are secured and guaranteed with the other obligations as provided under the 2019 Credit Facility on a pari passu basis. The Company utilized the Incremental Term A-3 Loan proceeds to pay all of the outstanding principal of and interest on the Senior Notes due 2021, discussed below.
As of July 31, 2021, $1,338.8 million was outstanding under the 2019 Credit Agreement. The current portion of such outstanding amount was $120.3 million, and the long-term portion was $1,218.5 million. The weighted average interest rate for borrowings under the 2019 Credit Agreement was 1.91% for the nine months ended July 31, 2021. The actual interest rate for borrowings under the 2019 Credit Agreement was 1.66% as of July 31, 2021. The deferred financing costs associated with the term loan portion of the 2019 Credit Agreement totaled $8.9 million as of July 31, 2021 and are recorded as a direct deduction from the balance sheet line Long-Term Debt. The deferred financing costs associated with the revolver portion of the 2019 Credit Agreement totaled $4.7 million as of July 31, 2021 and are recorded within Other Long-Term Assets.
Senior Notes due 2027
On February 11, 2019, the Company issued $500.0 million of 6.50% Senior Notes due March 1, 2027 (the "Senior Notes due 2027"). Semi-annual interest payments on the Senior Notes due 2027 commenced on September 1, 2019. The Company's obligations under the Senior Notes due 2027 are guaranteed by its U.S. subsidiaries that guarantee the 2019 Credit Agreement. The deferred financing cost associated with the Senior Notes due 2027 totaled $2.0 million as of July 31, 2021 and are recorded as a direct deduction from the balance sheet line Long-Term Debt.

Senior Notes due 2021
On July 15, 2011, Greif, Inc.’s wholly-owned subsidiary, Greif Nevada Holdings, Inc., S.C.S., issued €200.0 million of 7.375% Senior Notes due July 15, 2021 (the "Senior Notes due 2021"). As discussed above, the Senior Notes due 2021 were paid in full on July 14, 2021 from the proceeds of the Incremental Term A-3 Loan.
United States Trade Accounts Receivable Credit Facility
The Company amended and restated its U.S. receivables financing facility (the “U.S. Receivables Facility”) when Greif Receivables Funding LLC (“Greif Funding”), Greif Packaging LLC (“Greif Packaging”), for itself and as servicer, and certain other U.S. subsidiaries of the Company entered into a Third Amended and Restated Transfer and Administration Agreement, dated as of September 24, 2019 (the “Third Amended TAA”), with Bank of America, N.A. (“BANA”), as the agent, managing agent, administrator and committed investor, and various investor groups, managing agents, and administrators, from time to time parties thereto. On May 26, 2021, the Third Amended TAA was amended to increase the U.S. Receivables Facility to $275.0 million, with a new maturity date of May 26, 2022. As of July 31, 2021, there was $268.0 million outstanding balance under the U.S. Receivables Facility that is reported as "Long-term debt" on the interim condensed consolidated balance sheets because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing by exercising the renewal option in the respective agreement or entering into new financing arrangements.
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
International Trade Accounts Receivable Credit Facility
On July 27, 2021, Cooperage Receivables Finance B.V. and Greif Services Belgium BV, an indirect wholly owned subsidiary of Greif, Inc., amended and restated the Nieuw Amsterdam Receivables Financing Agreement (the "European RFA") with affiliates of a major international bank. The amended and restated European RFA matures April 26, 2022. The European RFA provides an accounts receivable financing facility of up to €100.0 million ($118.4 million as of July 31, 2021) secured by certain European accounts receivable. The $118.4 million outstanding on the European RFA as of July 31, 2021 is reported as "Long-term debt" on the interim condensed consolidated balance sheets because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing by exercising the renewal option in the respective agreement or entering into new financing arrangements.

NOTE 4 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of July 31, 2021 and October 31, 2020:

	July 31, 2021
	Fair Value Measurement
(in millions)	Level 1	Level 2	Level 3	Total	Balance Sheet Location
Interest rate derivatives	$—	$2.8	$—	$2.8	Other long-term assets
Interest rate derivatives	—	(23.6)	—	(23.6)	Other current liabilities and other long-term liabilities
Foreign exchange hedges	—	0.4	—	0.4	Other current assets
Foreign exchange hedges	—	(0.6)	—	(0.6)	Other current liabilities
Insurance annuity	—	—	21.6	21.6	Other long-term assets
Cross currency swap	—	6.1	—	6.1	Other current assets and other long-term assets

	October 31, 2020
	Fair Value Measurement
(in millions)	Level 1	Level 2	Level 3	Total	Balance Sheet Location
Interest rate derivatives	$—	$(37.9)	$—	$(37.9)	Other long-term liabilities and other current liabilities
Foreign exchange hedges	—	1.5	—	1.5	Other current assets
Foreign exchange hedges	—	(1.6)	—	(1.6)	Other current liabilities
Insurance annuity	—	—	21.4	21.4	Other long-term assets
Cross currency swap	—	8.9	—	8.9	Other current assets and other long-term assets
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of July 31, 2021 and October 31, 2020 approximate their fair values because of the short-term nature of these items and are not included in this table.
Interest Rate Derivatives
The Company has various borrowing facilities which charge interest based on the one-month U.S. dollar LIBOR rate plus a spread.
In 2020 (effective July 15, 2021), the Company entered into four interest rate swaps with a total notional amount of $200.0 million, maturing on July 15, 2029. The Company receives variable rate interest payments based upon one-month U.S. dollar LIBOR, and in return the Company is obligated to pay interest at a weighted-average interest rate of 0.90% plus a spread. This effectively converted the borrowing rate on an amount of debt equal to the outstanding notional amount of the interest rate swap from a variable rate to a fixed rate.
In 2019, the Company entered into six interest rate swaps with a total notional amount of $1,300.0 million that amortize to $200.0 million over a five-year term, maturing on March 11, 2024. The outstanding notional amount as of July 31, 2021 is $600.0 million. The Company receives variable rate interest payments based upon one-month U.S. dollar LIBOR, and in return the Company is obligated to pay interest at a weighted-average interest rate of 2.49% plus a spread. This effectively converted the borrowing rate on an amount of debt equal to the outstanding notional amount of the interest rate swap from a variable rate to a fixed rate.
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

These derivatives are designated as cash flow hedges for accounting purposes. Accordingly, the gain or loss on these derivative instruments is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transactions and in the same period during which the hedged transactions affect earnings. See Note 11 to the Interim Condensed Consolidated Financial Statements for additional information. The assumptions used in measuring fair value of these interest rate derivatives are considered level 2 inputs, which are based upon observable market rates, including LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements.
Losses reclassified to earnings under these contracts were $4.6 million and $6.4 million for the three months ended July 31, 2021, and 2020, respectively. Losses reclassified to earnings under these contracts were $13.3 million and $11.1 million for the nine months ended July 31, 2021, and 2020, respectively. A derivative loss of $15.7 million, based upon interest rates at July 31, 2021, is expected to be reclassified from accumulated other comprehensive income (loss) to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of July 31, 2021, and October 31, 2020, the Company had outstanding foreign currency forward contracts in the notional amount of $105.9 million and $268.6 million, respectively. Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which are based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
Realized gains (losses) recorded in other expense, net under fair value contracts were $(0.3) million and $1.7 million for the three months ended July 31, 2021, and 2020, respectively. Realized gains (losses) recorded in other expense, net under fair value contracts were $1.1 million and $(0.5) million for the nine months ended July 31, 2021, and 2020, respectively. The Company recognized in other expense, net an unrealized net gain (loss) of $1.0 million and $(2.2) million during the three months ended July 31, 2021 and 2020, respectively. The Company recognized in other expense, net an unrealized net loss of $0.2 million and $0.4 million during the nine months ended July 31, 2021 and 2020, respectively
Cross Currency Swap
The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates.
In August 2021, the Company entered into two cross currency interest rate swap agreements that synthetically swap $117.6 million of fixed rate debt to Euro denominated fixed rate debt at a weighted average rate of 1.19%. These agreements are designated as net investment hedges for accounting purposes and will mature in August 2026.
In March 2018, the Company entered into a cross currency interest rate swap agreement that synthetically swaps $100.0 million of fixed rate debt to Euro denominated fixed rate debt at a rate of 2.35%. The agreement is designated as a net investment hedge for accounting purposes and will mature in March 2023.
Accordingly, the gain or loss on these derivative instruments is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted or liquidated. Interest payments received for these cross currency swaps are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the interim condensed consolidated statements of income.
For the three months ended July 31, 2021 and 2020, gains recorded in interest expense, net under the cross currency swap agreements were $0.6 million and $0.6 million, respectively. For the nine months ended July 31, 2021 and 2020, gains recorded in interest expense, net under the cross currency swap agreements were $1.8 million and $1.8 million, respectively. The assumptions used in measuring fair value of these cross currency swaps are considered level 2 inputs, which are based upon the Euro to United States Dollar exchange rate market.
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
The following table presents the estimated fair values of the Company’s Senior Notes and Assets held by special purpose entities:

(in millions)	July 31, 2021	October 31, 2020
Senior Notes due 2021 estimated fair value	$—	$242.0
Senior Notes due 2027 estimated fair value	525.6	524.4
Assets held by special purpose entities estimated fair value	—	50.9
NOTE 5 – STOCK-BASED COMPENSATION
Long-Term Incentive Plan
The Company's 2020 Long-Term Incentive Plan (the "2020 LTIP") is intended to focus management on the key measures that drive superior performance over the longer term. The 2020 LTIP provides key employees with incentive compensation based upon consecutive and overlapping three-year performance periods that commence at the start of every year. For each three-year performance period, the performance goals are based on performance criteria as determined by the Compensation Committee of the Company’s Board of Directors. For each three-year performance period commencing at the beginning of the year, participants may be granted restricted stock units (“RSUs”) or performance stock units (“PSUs”) or a combination of both.
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
The Company granted 139,360 RSUs after plan approval on December 17, 2020. The weighted average fair value of the RSUs granted on that date was $48.50.
Under the 2020 LTIP, the Company may grant PSUs for a three-year performance period based upon service, performance criteria and market conditions. The performance criteria are based on targeted levels of earnings before interest, taxes, depreciation, depletion and amortization and total shareholder return as determined by the Compensation Committee. The PSUs are a liability-classified plan wherein the fair value of the PSUs awarded is determined at each reporting period using a Monte Carlo simulation. A Monte Carlo simulation uses assumptions including the risk-free interest rate, expected volatility of the Company’s stock price, and expected life of the awards to determine a fair value of the market condition throughout the vesting period.
The Company granted 253,102 PSUs after plan approval on December 17, 2020, for the performance period commencing on November 1, 2020 and ending October 31, 2023. If earned, the PSUs are to be awarded in shares of Class A Common Stock. The weighted average fair value of the PSUs granted on that date was $47.26. The weighted average fair value of the PSUs at July 31, 2021 was $102.08.
NOTE 6 — INCOME TAXES
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
For the nine months ended July 31, 2021 and July 31, 2020, income tax expense was $56.5 million and $44.8 million, respectively. The increase in income tax expense for the nine months ended July 31, 2021 was primarily attributable to an increase in pretax book income, changes in the expected mix of earnings among tax jurisdictions, including jurisdictions for which valuation allowances have been recorded, and the timing of recognition of the related tax expense under ASC740-270. The increase in tax expense as a result of pretax book income was offset by net favorable discrete items of $6.8 million when compared to the nine months ended July 31, 2020. The net favorable discrete adjustments primarily consisted of return to provision adjustments and releases of uncertain tax benefit reserves as a result of the settlement of U.S. Federal and Canadian income tax audits. Additionally, capital losses recorded during the nine months ended July 31, 2021, are expected to reduce the capital gain resulting from the sale of timberland discussed in Note 13 to the Interim Condensed Consolidated Financial Statements for additional information. A valuation allowance has also been recorded to the extent the capital losses exceed capital gains.
NOTE 7 — POST RETIREMENT BENEFIT PLANS
During the nine months ended July 31, 2021, an annuity contract for approximately $100.0 million was purchased with United States defined benefit plan assets and the pension obligation for certain retirees in the United States under that plan was irrevocably transferred from that plan to the annuity contract. Additionally, lump sum payments totaling $2.7 million and $10.2 million for the three and nine months ended July 31, 2021 were made from the defined benefit plan assets to certain participants who agreed to such payments, representing the current fair value of the participant’s respective pension benefit. The settlement items described above resulted in a decrease in the fair value of both the plan assets and the projected benefit obligation of $110.2 million and a non-cash pension settlement charges of $0.1 million and $8.7 million of unrecognized net actuarial loss included in accumulated other comprehensive loss for the three and nine months ended July 31, 2021.
Additional lump sum payments in Canada and the United Kingdom exceeded the settlement threshold for the fiscal year triggering settlement accounting. Lump sum payments for these plans resulted in non-cash pension settlement charges of $0.3 million of unrecognized net actuarial loss that was included in accumulated other comprehensive loss for the three months ended July 31, 2021.
The components of net periodic pension cost include the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2021	2020	2021	2020
Service cost	$3.0	$3.6	$9.2	$9.6
Interest cost	4.8	7.2	13.9	19.4
Expected return on plan assets	(7.8)	(10.5)	(23.8)	(28.7)
Amortization of prior service cost	—	3.4	(0.1)	9.8
Recognized net actuarial loss	2.5	—	10.0	—
Net periodic pension cost	$2.5	$3.7	$9.2	$10.1
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
Since 2017, two reconditioning facilities in the Milwaukee, Wisconsin area that are owned by Container Life Cycle Management LLC ("CLCM"), a reconditioning joint venture of the Company, have been subject to an enforcement action conducted by federal and state governmental agencies related to potential violations of environmental laws and regulations. In 2017, the United States Environmental Protection Agency (“U.S. EPA”) and the Wisconsin Department of Natural Resources

(“WDNR”) issued notices of violations to the Company and CLCM regarding violations of certain federal and state environmental laws and regulations. The remedies being sought in these proceedings include compliance with the applicable environmental laws and regulations as being interpreted by the U.S. EPA and WDNR and monetary sanctions. The Company has cooperated with the governmental agencies in these proceedings. As of September 2, 2021, no material citations have been issued or material fines assessed with respect to any violation of environmental laws and regulations. The Company is unable to predict the outcome of these proceedings or estimate a range of reasonable possible monetary sanctions or costs associated with any remedial actions that may be required or requested by the U.S. EPA or WDNR.
In addition, on November 8, 2017, the Company, CLCM and other parties were named as defendants in a punitive class action lawsuit filed in Wisconsin state court concerning one of CLCM’s Milwaukee reconditioning facilities. The plaintiffs are alleging that odors from this facility have invaded their property and are interfering with the use and enjoyment of their property and causing damage to the value of their property. Plaintiffs are seeking compensatory and punitive damages, along with their legal fees. In June 2021, the Milwaukee County Circuit Court approved a class action settlement of these claims on a preliminary basis. The cash settlement component of $0.8 million is to be paid into a fund for the benefit of class members. CLCM has also agreed to make capital improvements in an amount up to $0.5 million to the facility, subject to certain qualifications set forth in the agreement, to further reduce odor emissions. The court is scheduled to hold a final fairness hearing in September 2021 and will either approve or deny the proposed settlement. If the court does not approve of the settlement, the Company and CLCM will vigorously defend themselves in this lawsuit; and in that case the Company would be unable to predict the outcome of this lawsuit or estimate a range of reasonably possible losses.
Environmental Reserves
As of July 31, 2021, and October 31, 2020, the Company's environmental reserves were $19.4 million and $20.2 million, respectively. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability.
As of July 31, 2021 and October 31, 2020, the Company has accrued $11.0 million and $11.1 million respectively for the Diamond Alkali Superfund Site in New Jersey. It is possible that there could be resolution of uncertainties in the future that would require the Company to record charges that could be material to future earnings.
Aside from the Diamond Alkali Superfund Site, other environmental reserves of the Company as of July 31, 2021 and October 31, 2020 included $8.4 million and $9.1 million, respectively, for its various facilities around the world.
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

The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding
         *Diluted Class B EPS calculation is identical to Basic Class B calculation
The following table provides EPS information for each period, respectively:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2021	2020	2021	2020
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$113.0	$20.7	$286.2	$64.4
Cash dividends	(26.2)	(26.2)	(78.4)	(78.2)
Undistributed earnings attributable to Greif, Inc.	$86.8	$(5.5)	$207.8	$(13.8)
The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.
Common Stock Repurchases
The Board of Directors has authorized the Company to repurchase shares of the Company's Class A Common Stock or Class B Common Stock or any combination of the foregoing. As of July 31, 2021, the remaining amount of shares that may be repurchased under this authorization was 4,703,487. There were no shares repurchased during the first nine months of 2021 or fiscal year 2020.

The following table summarizes the Company’s Class A and Class B common and treasury shares as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
July 31, 2021
Class A Common Stock	128,000,000	42,281,920	26,550,924	15,730,996
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275

October 31, 2020
Class A Common Stock	128,000,000	42,281,920	26,441,986	15,839,934
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
Class A Common Stock:
Basic shares	26,550,924	26,441,986	26,517,064	26,363,123
Assumed conversion of restricted shares	153,965	609	119,880	54
Diluted shares	26,704,889	26,442,595	26,636,944	26,363,177
Class B Common Stock:
Basic and diluted shares	22,007,725	22,007,725	22,007,725	22,007,725
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
As of July 31, 2021, the Company does not have material exposure to finance leases and has not entered into any significant leases which have not yet commenced.
The following table presents the lease expense components for the three and nine months ended July 31, 2021 and 2020:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2021	2020	2021	2020
Operating lease cost	$16.8	$17.2	$51.3	$50.0
Other lease cost*	7.1	5.9	19.8	20.4
Total lease cost	$23.9	$23.1	$71.1	$70.4
*Amount includes variable, short-term, and finance lease costs.
Future maturity for the Company's lease liabilities, during the next five years, and in the aggregate for the years thereafter, are as follows:

(in millions)	July 31, 2021
2021	$65.5
2022	59.4
2023	51.1
2024	42.1
2025	37.8
Thereafter	142.0
Total lease payments	$397.9
Less: Interest	(107.8)
Lease liabilities	$290.1
The following table presents the weighted-average lease term and discount rate as of July 31, 2021 and 2020:

	July 31, 2021	July 31, 2020
Weighted-average remaining lease term (years) for operating lease liabilities	10.6	11.3
Weighted-average discount rate for operating lease liabilities	3.67%	3.61%
The following table presents other required lease related information for the three and nine months ended July 31, 2021 and 2020:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2021	2020	2021	2020
Operating cash flows used for operating liabilities	$17.2	$16.9	$51.8	$52.2
Leased assets obtained in exchange for new operating lease liabilities	1.7	0.8	15.3	63.9
NOTE 11 — COMPREHENSIVE INCOME (LOSS)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the nine months ended July 31, 2021:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2020	$(294.9)	$(24.7)	$(107.9)	$(427.5)
Other Comprehensive Income	17.9	10.8	49.3	78.0
Balance as of July 31, 2021	$(277.0)	$(13.9)	$(58.6)	$(349.5)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the nine months ended July 31, 2020:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2019	$(298.0)	$(12.7)	$(123.0)	$(433.7)
Other Comprehensive Income (Loss)	12.6	(20.9)	20.6	12.3
Balance as of July 31, 2020	$(285.4)	$(33.6)	$(102.4)	$(421.4)
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
The following tables present net sales disaggregated by geographic area for each reportable segment for the three and nine months ended July 31, 2021:

	Three Months Ended July 31, 2021
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$278.0	$463.0	$166.8	$907.8
Paper Packaging & Services	568.5	—	10.3	578.8
Land Management	4.2	—	—	4.2
Total net sales	$850.7	$463.0	$177.1	$1,490.8

	Nine Months Ended July 31, 2021
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$731.2	$1,204.0	$429.9	$2,365.1
Paper Packaging & Services	1,570.4	—	26.3	1,596.7
Land Management	16.1	—	—	16.1
Total net sales	$2,317.7	$1,204.0	$456.2	$3,977.9
The following tables present net sales disaggregated by geographic area for each reportable segment for the three and nine months ended July 31, 2020:

	Three Months Ended July 31, 2020
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$201.8	$312.3	$103.7	$617.8
Paper Packaging & Services	451.5	—	7.8	459.3
Land Management	5.9	—	—	5.9
Total net sales	$659.2	$312.3	$111.5	$1,083.0

	Nine Months Ended July 31, 2020
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$637.4	$955.9	$326.2	$1,919.5
Paper Packaging & Services	1,394.3	—	20.3	1,414.6
Land Management	19.6	—	—	19.6
Total net sales	$2,051.3	$955.9	$346.5	$3,353.7
The following segment information is presented for the periods indicated:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2021	2020	2021	2020
Operating profit:
Global Industrial Packaging	$122.0	$46.6	$252.4	$166.5
Paper Packaging & Services	47.5	13.3	89.1	40.3
Land Management	3.6	2.0	102.2	6.3
Total operating profit	$173.1	$61.9	$443.7	$213.1

Depreciation, depletion and amortization expense:
Global Industrial Packaging	$20.6	$20.9	$62.8	$63.5
Paper Packaging & Services	36.7	37.8	110.8	115.8
Land Management	0.8	1.2	2.6	3.1
Total depreciation, depletion and amortization expense	$58.1	$59.9	$176.2	$182.4
The following table presents total assets by segment and total properties, plants and equipment, net by geographic area:

(in millions)	July 31, 2021	October 31, 2020
Assets:
Global Industrial Packaging	$2,704.4	$2,338.5
Paper Packaging & Services	2,477.4	2,524.3
Land Management	249.9	348.6
Total segments	5,431.7	5,211.4
Corporate and other	291.9	299.5
Total assets	$5,723.6	$5,510.9

Long lived assets, net*:
United States	$1,301.2	$1,345.8
Europe, Middle East and Africa	363.8	377.6
Asia Pacific and other Americas	115.5	111.0
Total long-lived assets, net	$1,780.5	$1,834.4
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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our interim condensed consolidated balance sheets as of July 31, 2021 and October 31, 2020, and for the interim condensed consolidated statements of income for the three and nine months ended July 31, 2021 and 2020. This discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 (the “2020 Form 10-K”). Readers are encouraged to review the entire 2020 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
All statements, other than statements of historical facts, included in this Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals, trends, and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “aspiration,” “objective,” “project,” “believe,” “continue,” “on track” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on assumptions, expectations and other information currently available to management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct.
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
In the Land Management segment, we are focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use ("HBU") land and development land. As of July 31, 2021, we owned approximately 175,000 acres of timber property in the southeastern United States, which includes 18,800 acres of special use land. During the second quarter of 2021, we sold approximately 69,200 acres of our timberland properties in southwest Alabama to Weyerhaeuser Company and a subsidiary for approximately $145.1 million in cash, after closing costs of $4.3 million. Cash proceeds were applied toward debt repayment.
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
RESULTS OF OPERATIONS
The following comparative information is presented for the three and nine months ended July 31, 2021 and 2020. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.

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

Third Quarter Results
The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our business segments for the three months ended July 31, 2021 and 2020:

	Three Months Ended July 31,
(in millions)	2021	2020
Net sales:
Global Industrial Packaging	$907.8	$617.8
Paper Packaging & Services	578.8	459.3
Land Management	4.2	5.9
Total net sales	$1,490.8	$1,083.0
Operating profit:
Global Industrial Packaging	$122.0	$46.6
Paper Packaging & Services	47.5	13.3
Land Management	3.6	2.0
Total operating profit	$173.1	$61.9
EBITDA:
Global Industrial Packaging	$145.0	$66.9
Paper Packaging & Services	84.1	50.9
Land Management	4.4	3.2
Total EBITDA	$233.5	$121.0
Adjusted EBITDA:
Global Industrial Packaging	$146.2	$84.5
Paper Packaging & Services	89.9	72.0
Land Management	1.7	2.9
Total Adjusted EBITDA	$237.8	$159.4

The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the three months ended July 31, 2021 and 2020:

	Three Months Ended July 31,
(in millions)	2021	2020
Net income	$118.4	$24.4
Plus: interest expense, net	23.9	29.8
Plus: income tax expense	33.1	6.9
Plus: depreciation, depletion and amortization expense	58.1	59.9
EBITDA	$233.5	$121.0
Net income	$118.4	$24.4
Plus: interest expense, net	23.9	29.8
Plus: income tax expense	33.1	6.9
Plus: non-cash pension settlement charges	0.4	—
Plus: other (income) expense, net	(0.6)	1.1
Plus: equity earnings of unconsolidated affiliates, net of tax	(2.1)	(0.3)
Operating profit	173.1	61.9
Less: non-cash pension settlement charges	0.4	—
Less: other (income) expense, net	(0.6)	1.1
Less: equity earnings of unconsolidated affiliates, net of tax	(2.1)	(0.3)
Plus: depreciation, depletion and amortization expense	58.1	59.9
EBITDA	233.5	121.0
Plus: restructuring charges	3.7	19.1
Plus: acquisition and integration related costs	2.4	3.6
Plus: non-cash asset impairment charges	—	15.5
Plus: non-cash pension settlement charges	0.4	—
Plus: incremental COVID-19 costs, net	0.8	1.0
Plus: gain on disposal of properties, plants, equipment, and businesses, net	(3.0)	(0.8)
Adjusted EBITDA	$237.8	$159.4

The following table sets forth EBITDA and Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the three months ended July 31, 2021 and 2020:

	Three Months Ended July 31,
(in millions)	2021	2020
Global Industrial Packaging
Operating profit	$122.0	$46.6
Less: other (income) expense, net	(0.6)	0.9
Less: non-cash pension settlement charges	0.3	—
Less: equity earnings of unconsolidated affiliates, net of tax	(2.1)	(0.3)
Plus: depreciation and amortization expense	20.6	20.9
EBITDA	145.0	66.9
Plus: restructuring charges	1.6	15.7
Plus: non-cash asset impairment charges	—	3.1
Plus: non-cash pension settlement charges	0.3	—
Plus: incremental COVID-19 costs, net	0.5	0.2
Plus: gain on disposal of properties, plants, equipment, and businesses, net	(1.2)	(1.4)
Adjusted EBITDA	$146.2	$84.5
Paper Packaging & Services
Operating profit	$47.5	$13.3
Less: non-cash pension settlement charges	0.1	—
Less: other expense, net	—	0.2
Plus: depreciation and amortization expense	36.7	37.8
EBITDA	84.1	50.9
Plus: restructuring charges	2.1	3.4
Plus: acquisition and integration related costs	2.4	3.6
Plus: non-cash asset impairment charges	—	12.4
Plus: non-cash pension settlement charges	0.1	—
Plus: incremental COVID-19 costs, net	0.3	0.8
Plus: loss on disposal of properties, plants, equipment, and businesses, net	0.9	0.9
Adjusted EBITDA	$89.9	$72.0
Land Management
Operating profit	$3.6	$2.0
Plus: depreciation, depletion and amortization expense	0.8	1.2
EBITDA	4.4	3.2
Plus: restructuring charges	—	—
Plus: timberland gains	—	—
Plus: gain on disposal of properties, plants, equipment, and businesses, net	(2.7)	(0.3)
Adjusted EBITDA	$1.7	$2.9
Net Sales
Net sales were $1,490.8 million for the third quarter of 2021 compared with $1,083.0 million for the third quarter of 2020. The $407.8 million increase was primarily due to higher volumes and higher average sale prices across the Global Industrial Products and the Paper Packaging & Services segments. See the "Segment Review" below for additional information on net sales by segment for the third quarter of 2021.
Gross Profit

Gross profit was $318.8 million for the third quarter of 2021 compared with $219.7 million for the third quarter of 2020. The reasons for the changes in gross profit for each segment are described below in the “Segment Review.” Gross profit margin was 21.4 percent and 20.3 percent for the third quarter of 2021 and 2020, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $142.6 million for the third quarter of 2021 and $120.4 million for the third quarter of 2020. SG&A expenses were 9.6 percent and 11.1 percent of net sales for the third quarter of 2021 and 2020, respectively. The increase in SG&A expenses was primarily due to increased incentive accruals.
Financial Measures
Operating profit was $173.1 million for the third quarter of 2021 compared with $61.9 million for the third quarter of 2020. Net income was $118.4 million for the third quarter of 2021 compared with $24.4 million for the third quarter of 2020. Adjusted EBITDA was $237.8 million for the third quarter of 2021 compared with $159.4 million for the third quarter of 2020. The reasons for the changes in Adjusted EBITDA for each segment are described below in the "Segment Review."
Trends
We anticipate the customer demand trends reflected in our third quarter results to continue during our fourth quarter. In addition, we expect the steel supply markets to remain tight in the Americas, Europe, the Middle East, and Africa through our fourth quarter and prices to remain at current levels or slightly increase. Similarly, the markets for resin supply and old corrugated containers will likely be tight through the fourth quarter; but we expect resin prices to be flat, unless weather events during the fourth quarter disrupt the operations of resin suppliers, and we expect OCC prices to continue to increase during the fourth quarter.
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
Net sales were $907.8 million for the third quarter of 2021 compared with $617.8 million for the third quarter of 2020. The $290.0 million increase in net sales was primarily due to higher volumes and higher average sale prices, in addition to favorable foreign currency fluctuation.
Gross profit was $199.4 million for the third quarter of 2021 compared with $128.7 million for the third quarter of 2020. The $70.7 million increase in gross profit was primarily due to the same factors that impacted net sales, mainly offset by higher raw material costs, labor costs, and transportation expenses. Gross profit margin was 22.0 percent and 20.8 percent for the three months ended July 31, 2021 and 2020, respectively.
Operating profit was $122.0 million for the third quarter of 2021 compared with operating profit of $46.6 million for the third quarter of 2020 primarily due to the same factors that impacted gross profit. Adjusted EBITDA was $146.2 million for the third quarter of 2021 compared with $84.5 million for the third quarter of 2020. The $61.7 million increase in Adjusted EBITDA was primarily due to the same factors that impacted gross profit, plus a one-time Brazilian tax recovery for taxes paid over the past two decades, offset by higher SG&A costs as a result of increased incentive accruals.
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
Net sales were $578.8 million for the third quarter of 2021 compared with $459.3 million for the third quarter of 2020. The $119.5 million increase was primarily due to higher volumes and higher published containerboard and boxboard prices.
Gross profit was $118.0 million for the third quarter of 2021 compared with $88.9 million for the third quarter of 2020. The increase in gross profit was primarily due to the same factors that impacted net sales, mostly offset by higher old corrugated container and other raw material input costs and higher transportation expenses. Gross profit margin was 20.4 percent and 19.4 percent for the third quarter of 2021 and 2020, respectively.
Operating profit was $47.5 million for the third quarter of 2021 compared with $13.3 million for the third quarter of 2020 primarily due to the same factors as gross profit, in addition to higher SG&A costs as a result of increased incentive accruals. Adjusted EBITDA was $89.9 million for the third quarter of 2021 compared with $72.0 million for the third quarter of 2020. The $17.9 million increase in Adjusted EBITDA was primarily due to the same factors that impacted operating profit.

Land Management
As of July 31, 2021, our Land Management segment consisted of approximately 175,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management segment are:
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
As of July 31, 2021, we had approximately 18,800 acres of special use property in the United States.
Net sales decreased to $4.2 million for the third quarter of 2021 compared with $5.9 million for the third quarter of 2020.
Gross profit was $1.4 million for the third quarter of 2021 compared with $2.1 million for the third quarter of 2020. Gross profit margin was 33.3 percent and 35.6 percent for the third quarter of 2021 and 2020, respectively.
Operating profit increased to $3.6 million for the third quarter of 2021 compared with $2.0 million for the third quarter of 2020. Adjusted EBITDA was $1.7 million and $2.9 million for the third quarter of 2021 and 2020, respectively.
Other Income Statement Changes
Interest Expense, net
Interest expense, net, was $23.9 million for the third quarter of 2021 compared with $29.8 million for the third quarter of 2020. This decrease was primarily due to reductions in long-term debt balances and declines in variable interest rates as of the end of the third quarter of 2021 compared to the end of the third quarter of 2020.
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

Summary
	Three Months Ended July 31,
	2021	2020
Non-U.S. % of Consolidated Net Sales	42.9%	39.1%
U.S. % of Consolidated Net Sales	57.1%	60.9%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T.	62.8%	115.4%
U.S. % of Consolidated I.B.I.T.	37.2%	(15.4)%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T. before Adjustments	61.1%	60.1%
U.S. % of Consolidated I.B.I.T. before Adjustments	38.9%	39.9%
	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation
	Three Months Ended July 31,
(in millions)	2021	2020
Non-U.S. I.B.I.T.	$93.9	$35.8
Non-cash asset impairment charges	—	2.5
Non-cash pension settlement charges	0.3	—
Restructuring charges	1.1	3.0
Total Non-U.S. Adjustments	1.4	5.5
Non-U.S. I.B.I.T. before Adjustments	$95.3	$41.3

U.S. I.B.I.T. Reconciliation
	Three Months Ended July 31,
(in millions)	2021	2020
U.S. I.B.I.T.	$55.5	$(4.8)
Non-cash asset settlement charge	—	13.0
Non-cash pension settlement income	0.1	—
Restructuring charges	2.6	16.1
Acquisition and integration related costs	2.4	3.6
Gain on disposal of businesses, net	—	(0.5)
Total U.S. Adjustments	5.1	32.2
U.S. I.B.I.T. before Adjustments	$60.6	$27.4
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
Income tax expense for the third quarter of 2021 was $33.1 million on $149.4 million of pretax income and income tax expense for the third quarter of 2020 was $6.9 million on $31.0 million of pretax income. The increase in income tax expense was primarily attributable to an increase in pretax book income, changes in the expected mix of earnings among tax jurisdictions, including jurisdictions for which valuation allowances have been recorded, as well as the timing of recognition of the related tax expense under ASC740-270.
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
The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from zero to $7.4 million. Actual results may differ materially from this estimate.

Year-to-Date Results
The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our business segments for the nine months ended July 31, 2021 and 2020:

	Nine Months Ended July 31,
(in millions)	2021	2020
Net sales:
Global Industrial Packaging	$2,365.1	$1,919.5
Paper Packaging & Services	1,596.7	1,414.6
Land Management	16.1	19.6
Total net sales	$3,977.9	$3,353.7
Operating profit:
Global Industrial Packaging	$252.4	$166.5
Paper Packaging & Services	89.1	40.3
Land Management	102.2	6.3
Total operating profit	$443.7	$213.1
EBITDA:
Global Industrial Packaging	$315.9	$226.5
Paper Packaging & Services	191.1	157.4
Land Management	104.8	9.4
Total EBITDA	$611.8	$393.3
Adjusted EBITDA:
Global Industrial Packaging	$331.9	$250.2
Paper Packaging & Services	214.3	229.0
Land Management	6.7	8.9
Total Adjusted EBITDA	$552.9	$488.1

The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the nine months ended July 31, 2021 and 2020:

	Nine Months Ended July 31,
(in millions)	2021	2020
Net income	$303.3	$76.3
Plus: interest expense, net	75.8	89.8
Plus: income tax expense	56.5	44.8
Plus: depreciation, depletion and amortization expense	176.2	182.4
EBITDA	$611.8	$393.3
Net income	$303.3	$76.3
Plus: interest expense, net	75.8	89.8
Plus: non-cash pension settlement charges (income)	9.0	(0.1)
Plus: income tax expense	56.5	44.8
Plus: other expense, net	2.2	3.5
Plus: equity earnings of unconsolidated affiliates, net of tax	(3.1)	(1.2)
Operating profit	443.7	213.1
Less: other expense, net	2.2	3.5
Less: non-cash pension settlement charges (income)	9.0	(0.1)
Less: equity earnings of unconsolidated affiliates, net of tax	(3.1)	(1.2)
Plus: depreciation, depletion and amortization expense	176.2	182.4
EBITDA	$611.8	$393.3
Plus: restructuring charges	18.8	26.8
Plus: timberland gains	(95.7)	—
Plus: acquisition and integration related costs	6.2	13.5
Plus: non-cash asset impairment charges	1.5	16.9
Plus: non-cash pension settlement charges (income)	9.0	(0.1)
Plus: incremental COVID-19 costs, net	2.6	1.9
Plus: (gain) loss on disposal of properties, plants, equipment, and businesses, net	(1.3)	35.8
Adjusted EBITDA	$552.9	$488.1

The following table sets forth EBITDA and Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the nine months ended July 31, 2021 and 2020:

	Nine Months Ended July 31,
(in millions)	2021	2020
Global Industrial Packaging
Operating profit	$252.4	$166.5
Less: other expense, net	2.1	4.7
Less: non-cash pension settlement charges	0.3	—
Less: equity earnings of unconsolidated affiliates, net of tax	(3.1)	(1.2)
Plus: depreciation and amortization expense	62.8	63.5
EBITDA	$315.9	$226.5
Plus: restructuring charges	14.6	20.7
Plus: non-cash impairment charges	1.5	4.5
Plus: non-cash pension settlement charges	0.3	—
Plus: incremental COVID-19 costs, net	1.3	0.6
Plus: gain on disposal of properties, plants and equipment, and businesses, net	(1.7)	(2.1)
Adjusted EBITDA	$331.9	$250.2
Paper Packaging & Services
Operating profit	$89.1	$40.3
Less: other expense (income), net	0.1	(1.2)
Less: non-cash pension settlement charges (income)	8.7	(0.1)
Plus: depreciation and amortization expense	110.8	115.8
EBITDA	$191.1	$157.4
Plus: restructuring charges	4.1	6.1
Plus: acquisition and integration related costs	6.2	13.5
Plus: non-cash impairment charges	—	12.4
Plus: non-cash pension settlement charges (income)	8.7	(0.1)
Plus: incremental COVID-19 costs, net	1.3	1.3
Plus: loss on disposal of properties, plants and equipment, and businesses, net	2.9	38.4
Adjusted EBITDA	$214.3	$229.0
Land Management
Operating profit	$102.2	$6.3
Plus: depreciation, depletion and amortization expenses	2.6	3.1
EBITDA	$104.8	$9.4
Plus: restructuring charges	0.1	—
Plus: timberland gains	(95.7)	—
Plus: gain on disposal of properties, plants and equipment, and businesses, net	(2.5)	(0.5)
Adjusted EBITDA	$6.7	$8.9
Net Sales
Net sales were $3,977.9 million for the first nine months of 2021 compared with $3,353.7 million for the first nine months of 2020. The $624.2 million increase was primarily due to higher volumes and higher average sale prices across the Global Industrial Products and the Paper Packaging & Services segments. See the "Segment Review" below for additional information on net sales by segment during the first nine months of 2021.
Gross Profit

Gross profit was $796.9 million for the first nine months of 2021 compared with $683.0 million for the first nine months of 2020. The respective reasons for the changes in each segment are described below in the “Segment Review.” Gross profit margin was 20.0 percent and 20.4 percent for first nine months of 2021 and 2020, respectively.
Selling, General and Administrative Expenses
SG&A expenses increased to $423.7 million for the first nine months of 2021 from $376.9 million for the first nine months of 2020. SG&A expenses were 10.7 percent and 11.2 percent of net sales for first nine months of 2021 and 2020, respectively. The increase in SG&A expenses was primarily due to increased incentive accruals.
Timberland Gains
Timberland gains were $95.7 million for the first nine months of 2021 and zero for the first nine months of 2020. During the second quarter of 2021, we sold approximately 69,200 acres of our timberland properties in southwest Alabama to Weyerhaeuser Company for approximately $145.1 million in cash after closing costs, which totaled $4.3 million. Proceeds were applied to debt repayment.
Financial Measures
Operating profit was $443.7 million for the first nine months of 2021 compared with $213.1 million for the first nine months of 2020. Net income was $303.3 million for the first nine months of 2021 compared with $76.3 million for the first nine months of 2020. Adjusted EBITDA was $552.9 million for the first nine months of 2021 compared with $488.1 million for the first nine months of 2020. The reasons for the changes in Adjusted EBITDA for each segment are described below in the "Segment Review."
Segment Review
Global Industrial Packaging
Net sales were $2,365.1 million for the first nine months of 2021 compared with $1,919.5 million for the first nine months of 2020. The $445.6 million increase in net sales was primarily due to higher volumes and higher average sale prices in addition to favorable foreign currency fluctuation.
Gross profit was $499.8 million for the first nine months of 2021 compared with $392.0 million for the first nine months of 2020. The $107.8 million increase in gross profit was primarily due to the same factors that impacted net sales, mainly offset by higher raw material costs, labor costs, and transportation expenses. Gross profit margin was 21.1 percent and 20.4 percent for the first nine months of 2021 and 2020, respectively.
Operating profit was $252.4 million for the first nine months of 2021 compared with $166.5 million for the first nine months of 2020 due to the same factors that impacted gross profit, in addition to higher SG&A costs in the current year as a result of increased incentive accruals. Adjusted EBITDA was $331.9 million for the first nine months of 2021 compared with $250.2 million for the first nine months of 2020. The $81.7 million increase in Adjusted EBITDA was primarily due to the same factors that impacted operating profit.
Paper Packaging & Services
Net sales were $1,596.7 million for the first nine months of 2021 compared with $1,414.6 million for the first nine months of 2020. The $182.1 million increase in net sales was primarily due to higher published containerboard and boxboard prices and higher volumes, partially offset by sales attributed to the divested Consumer Packaging Group business, which was sold on April 1, 2020.
Gross profit was $291.5 million for the first nine months of 2021 compared with $283.9 million for the first nine months of 2020. Gross profit margin was 18.3 percent and 20.1 percent for the first nine months of 2021 and 2020, respectively. The increase in gross profit was primarily due to the same factors that impacted net sales, offset by higher old corrugated container, other raw material input costs, and higher transportation expenses.
Operating profit was $89.1 million for the first nine months of 2021 compared with $40.3 million for the first nine months of 2020. The increase in operating profit was due to the same factors that impacted net sales, as well as the prior year inclusion of $37.5 million loss on the divestment of the Consumer Packaging Group business, which decreased prior year operating profit and primarily related to the allocation of goodwill to that transaction. Adjusted EBITDA was $214.3 million for the first nine months of 2021 compared with $229.0 million for the first nine months of 2020. The $14.7 million decrease in Adjusted

EBITDA was due to the same factors that impacted net sales combined with the impact of higher SG&A costs as a result of higher incentive accruals.
Land Management
Net sales decreased to $16.1 million for the first nine months of 2021 compared with $19.6 million for the first nine months of 2020.
Gross profit was $5.6 million for the first nine months of 2021 compared with $7.1 million for the first nine months of 2020. Gross profit margin was 34.8 percent and 36.2 percent for the first nine months of 2021 and 2020, respectively.
Operating profit increased to $102.2 million for the first nine months of 2021 compared with $6.3 million for the first nine months of 2020, due to $95.7 million of timberland gains. See Note 13 to the Interim Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q. Adjusted EBITDA was $6.7 million and $8.9 million for the first nine months of 2021 and 2020, respectively.
Other Income Statement Changes
Interest expense, net
Interest expense, net, was $75.8 million for the first nine months of 2021 compared with $89.8 million for the first nine months of 2020. The decrease was primarily due to reductions in long-term debt balances and declines in variable interest rates over the first nine months of 2021 compared to the first nine months of 2020.
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

Summary
	Nine Months Ended July 31,
	2021	2020
Non-U.S. % of Consolidated Net Sales	41.7%	38.8%
U.S. % of Consolidated Net Sales	58.3%	61.2%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T.	51.8%	96.1%
U.S. % of Consolidated I.B.I.T.	48.2%	3.9%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T. before Adjustments	67.4%	58.0%
U.S. % of Consolidated I.B.I.T. before Adjustments	32.6%	42.0%
	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation
	Nine Months Ended July 31,
(in millions)	2021	2020
Non-U.S. I.B.I.T.	$184.7	$115.2
Non-cash asset impairment charges	1.5	3.9
Non-cash pension settlement charges	0.3	—
Restructuring charges	13.4	5.4
Total Non-U.S. Adjustments	15.2	9.3
Non-U.S. I.B.I.T. before Adjustments	$199.9	$124.5

U.S. I.B.I.T. Reconciliation
	Nine Months Ended July 31,
(in millions)	2021	2020
U.S. I.B.I.T.	$172.0	$4.7
Non-cash asset impairment charges	—	13.0
Non-cash pension settlement charges (income)	8.7	(0.1)
Restructuring charges	5.4	21.4
Timberland gains	(95.7)	—
Acquisition and integration related costs	6.2	13.5
Loss on disposal of businesses, net	—	37.9
Total U.S. Adjustments	(75.4)	85.7
U.S. I.B.I.T. before Adjustments	$96.6	$90.4
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
Income tax expense for the first nine months of 2021 was $56.5 million on $356.7 million of pretax income and income tax expense for the first nine months of 2020 was $44.8 million on $119.9 million of pretax income. The increase in income tax expense was attributable to an increase in pretax book income, changes in the expected mix of earnings among tax jurisdictions, including jurisdictions for which valuation allowances have been recorded, as well as the timing of recognition of the related tax expense under ASC740-270. The increase in tax expense was offset by capital losses that are expected to reduce the capital gain resulting from the sale of timberland. See Note 13 to the Interim Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for more information on the sale of timberland. A valuation allowance has also been recorded to the extent the capital losses exceed capital gains. Additionally, net favorable discrete items of $6.8 million were recorded in the first nine months of 2021 when compared to the nine month period ended July 31, 2020. The net favorable discrete adjustments are primarily comprised of return to provision adjustments and releases as a result of the settlement of U.S. Federal and Canadian income tax audits.
BALANCE SHEET CHANGES
Working Capital changes
The $198.1 million increase in accounts receivable to $834.7 million as of July 31, 2021 from $636.6 million as of October 31, 2020 was primarily due to higher average sale prices and timing of receivable collection.
The $162.9 million increase in inventories to $456.5 million as of July 31, 2021 from $293.6 million as of October 31, 2020 was primarily due to increased raw material prices and increased purchases to accommodate increased volume demand.
The $206.3 million increase in accounts payable to $657.0 million as of July 31, 2021 from $450.7 million as of October 31, 2020 was primarily due to increased raw material prices and timing of payable settlements.
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

Capital Expenditures
During the first nine months of 2021 and 2020, we invested $94.2 million (excluding $7.4 million for purchases of and investments in timber properties) and $86.0 million (excluding $4.0 million for purchases of and investments in timber properties), respectively, in capital expenditures.
Assets and Liabilities Held by Special Purpose Entities
As previously disclosed in the 2020 Form 10-K, on November 5, 2020, we settled a $50.9 million receivable and a $43.3 million payment obligation that were established in 2005.
Borrowing Arrangements
Long-term debt is summarized as follows:

(in millions)	July 31, 2021	October 31, 2020
2019 Credit Agreement - Term Loans	$1,277.3	$1,429.8
Senior Notes due 2027	495.7	495.1
Senior Notes due 2021	—	234.8
Accounts receivable credit facilities	386.4	310.0
2019 Credit Agreement - Revolving Credit Facility	61.5	—
	2,220.9	2,469.7
Less: current portion	120.3	123.1
Less: deferred financing costs	10.9	11.1
Long-term debt, net	$2,089.7	$2,335.5
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
The 2019 Credit Agreement provides for (a) an $800.0 million secured revolving credit facility, consisting of a $600.0 million multicurrency facility and a $200.0 million U.S. dollar facility, maturing on February 11, 2024, (b) a $1,275.0 million secured term loan A-1 facility, with quarterly principal installments that commenced on April 30, 2019, that matures on January 31, 2024, and (c) a $400.0 million secured term loan A-2 facility, with quarterly principal installments that commenced on April 30, 2019, that matures on January 31, 2026. In addition, we have an option to add an aggregate of $700.0 million to the secured revolving credit facility under the 2019 Credit Agreement with the agreement of the lenders.
On November 13, 2020, we and certain of our U.S. subsidiaries entered into an incremental term loan agreement (the "Incremental Term A-3 Loan Agreement") with a syndicate of farm credit institutions. The Incremental Term A-3 Loan Agreement provides for a loan commitment in the aggregate principal amount of $225.0 million, which was drawn on July 14, 2021 (the "Incremental Term A-3 Loan"). The Incremental Term A-3 Loan matures on July 15, 2026, with quarterly installments of principal payable on the last day of each fiscal quarter, which commenced on July 31, 2021. The Incremental Term A-3 Loan has, for all material purposes, the identical terms and provisions as the term A-1 and the term A-2 facilities under the 2019 Credit Agreement, discussed above. Our obligations with respect to the Incremental Term A-3 Loan constitutes similar obligations under the 2019 Credit Agreement and are secured and guaranteed with the other obligations as provided under the 2019 Credit Facility on a pari passu basis. We used the loan proceeds to pay all of the outstanding principal of and interest on the Senior Notes due 2021, discussed below.

As of July 31, 2021, we had $738.5 million of available borrowing capacity under the $800.0 million secured revolving credit facility provided by the 2019 Credit Agreement. The available borrowing capacity is determined by the lesser of the available capacity or the amount that could be borrowed without causing our leverage ratio to exceed 4.50 to 1.00.
The 2019 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that, at the end of any quarter, we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (as used in this paragraph only, “EBITDA”) to be greater than 4.75 to 1.00 and stepping down annually by 0.25 increments beginning on July 31, 2020 to 4.00 on July 31, 2023. The interest coverage ratio generally requires that, at the end of any quarter, we will not permit the ratio of (a) our consolidated EBITDA, to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve month period. As of July 31, 2021, we were in compliance with the covenants and other agreements in the 2019 Credit Agreement.
Senior Notes due 2027
On February 11, 2019, we issued $500.0 million of 6.50% Senior Notes due March 1, 2027 (the "Senior Notes due 2027"). Interest on the Senior Notes due 2027 is payable semi-annually. Our obligations under the Senior Notes due 2027 are guaranteed by our U.S. subsidiaries that guarantee the 2019 Credit Agreement, which is described above. The Senior Notes due 2027 are governed by an Indenture that contains various covenants. Certain of these covenants will be suspended if the Senior Notes due 2027 achieve investment grade ratings from both Moody’s Investors Service, Inc. and Standard & Poor’s Global Ratings and no default or event of default has occurred and is continuing. As of July 31, 2021, we were in compliance with these covenants.
Senior Notes due 2021
Our Luxembourg subsidiary issued €200.0 million of 7.375% Senior Notes due July 15, 2021 (the "Senior Notes due 2021"). As discussed above, the Senior Notes due 2021 were paid in full on July 14, 2021 from the proceeds of the Incremental A-3 Loan.
United States Trade Accounts Receivable Credit Facility
We amended and restated our U.S. receivables financing facility (the “U.S. Receivables Facility”) and entered into a Third amendment of the Third Amended and Restated Transfer and Administration Agreement with several financial institutions. As of July 31, 2021, $268.0 million was outstanding under the U.S. Receivable Facility and is reported as 'Long-term debt' on the interim condensed consolidated balance sheets because we intend to refinance these obligations on a long-term basis and have the intent and ability to consummate a long-term refinancing by exercising the renewal option in the respective agreement or entering into new financing arrangements..
We may terminate the U.S. Receivables Facility at any time upon five days prior written notice. The U.S. Receivables Facility is secured by certain of our United States trade accounts receivables and bears interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the U.S. Receivables Facility. The U.S. Receivables Facility also contains events of default and covenants, which are substantially the same as the covenants under the 2019 Credit Agreement, as defined above. As of July 31, 2021, we were in compliance with these covenants. Proceeds of the U.S. Receivables Facility are available for working capital and general corporate purposes.
International Trade Accounts Receivable Credit Facilities
On July 27, 2021, Cooperage Receivables Finance B.V. and Greif Services Belgium BV, an indirect wholly owned subsidiary of Greif, Inc., amended and restated the Nieuw Amsterdam Receivables Financing Agreement (the "European RFA"). The European RFA provides an accounts receivable financing facility of up to €100.0 million ($118.4 million as of July 31, 2021) secured by certain European accounts receivable. The $118.4 million outstanding on the European RFA as of July 31, 2021 is reported as 'Long-term debt' on the interim condensed consolidated balance sheets because we intend to refinance these obligations on a long-term basis and have the intent and ability to consummate a long-term refinancing by exercising the renewal option in the respective agreement or entering into new financing arrangements.
We may terminate the European RFA at any time upon one calendar month prior written notice. The European RFA is secured by certain of our international trade accounts receivables and bears interest at a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the European RFA. The European RFA also contains events of default and covenants, which are substantially the same as the covenants under the 2019 Credit Agreement, as defined above. As of July 31, 2021, we were in compliance with these covenants. Proceeds of the European RFA are available for working capital and general corporate purposes.
Financial Instruments
Interest Rate Derivatives
We have various borrowing facilities which charge interest based on the one-month U.S. dollar LIBOR rate plus an interest spread.
In 2020, we entered into four interest rate swaps with a total notional amount of $200.0 million, maturing on July 15, 2029. We receive variable rate interest payments based upon one-month U.S. dollar LIBOR, and in return we are obligated to pay interest at a weighted-average interest rate of 0.90% plus a spread.
In 2019, we entered into six interest rate swaps with a total notional amount of $1,300.0 million that amortize to $200.0 million over a five-year term, maturing on March 11, 2024. The outstanding notional amount as of July 31, 2021 is $600.0 million. We receive variable rate interest payments based upon one-month U.S. dollar LIBOR, and in return we are obligated to pay interest at a weighted-average interest rate of 2.49%.
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
As of July 31, 2021, and October 31, 2020, we had outstanding foreign currency forward contracts in the notional amount of $105.9 million, and $268.6 million, respectively.
Cross Currency Swap
We have operations and investments in various international locations and are subject to risks associated with changing foreign exchange rates.
In August 2021, we entered into two cross currency interest rate swap agreements that synthetically swap $117.6 million of fixed rate debt to Euro denominated fixed rate debt at a weighted average rate of 1.19%. These agreements are designated as net investment hedges for accounting purposes and will mature in August 2026.
In March 2018, we entered into a cross currency interest rate swap agreement that synthetically swaps $100.0 million of fixed rate debt to Euro denominated fixed rate debt at a rate of 2.35%. The agreement is designated as a net investment hedge for accounting purposes and will mature on March 2023.
Accordingly, the gain or loss on these derivative instruments is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Interest payments received for these cross currency swaps are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the interim condensed consolidated statements of income.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 6. EXHIBITS
(a.) Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a —14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

10.1	Amendment agreement dated July 27, 2021, between the Originators as listed in Schedule 1, Cooperage Receivables Finance B.V., Greif Service Belgium BV, Greif, Inc., Stichting Cooperage Receivables Finance Holding, Trust International Management (T.I.M.) B.V.), Nieuw Amsterdam Receivables Corporation B.V., Coöperatieve Rabobank U.A and Coöperatieve Rabobank U.A. Trading as Rabobank London

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GREIF, INC.
(Registrant)

Date: September 2, 2021	/s/ LAWRENCE A. HILSHEIMER
Lawrence A. Hilsheimer
Executive Vice President and Chief Financial Officer