Form 10-K
period 2021-10-31
GREIF, INC
filed 2021-12-16
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________________

FORM 10-K
_________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2021
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
Non-voting common equity (Class A Common Stock)      $1,531,049,011
Voting common equity (Class B Common Stock)          $347,877,449
The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 13, 2021, was as follows:
Class A Common Stock                     26,550,924 shares
Class B Common Stock                    22,007,725 shares
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
    1. The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on March 1, 2022 (the “2022 Proxy Statement”), portions of which are incorporated by reference into Parts II and III of this Form 10-K. The 2022 Proxy Statement will be filed within 120 days of October 31, 2021.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
All statements, other than statements of historical facts, included in this Annual Report on Form 10-K of Greif, Inc. and its subsidiaries for the fiscal year ended October 31, 2021 (this “Form 10-K”) or incorporated herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations and initiatives, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” "aspiration," "objective," “project,” “believe,” “continue,” “on track” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-K are based on information currently available to our management. Forward-looking statements speak only as of the date the statements were made. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of this Form 10-K. The risks described in this Form 10-K are not all inclusive, and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements made in this Form 10-K are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Index to Form 10-K Annual Report for the Fiscal Year ended October 31, 2021

PART I
ITEM 1. BUSINESS
(a) General Development of Business
We are a leading global producer of industrial packaging products and services with operations in over 40 countries. We offer a comprehensive line of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, filling, logistics, warehousing and other packaging services. We produce and sell containerboard, corrugated sheets, corrugated containers and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products. We also produce and sell coated recycled paperboard and uncoated recycled paperboard, some of which we use to produce and sell industrial products (tubes and cores, construction products, protective packaging and adhesives). In addition, we also purchase and sell recycled fiber. We are a leading global producer of flexible intermediate bulk containers and related services. We sell timber to third parties from our timberland in the southeastern United States that we manage to maximize long-term value. In addition, we sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land and development land. Our customers range from Fortune 500 companies to medium and small-sized companies in a cross section of industries.
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
(b) Financial Information about Segments
During 2021, we made changes to the operational and financial management practices and procedures of the Rigid Industrial Packaging & Services and Flexible Products & Services reportable segments and combined the two reportable segments under a single global leadership team. These changes were made to enhance cross-selling and service offerings to customers within similar markets and enhance Greif Business System effectiveness. As a result of the changes, the Rigid Industrial Packaging & Services reportable segment and the Flexible Products & Services reportable segment have been combined into a single reportable segment known as Global Industrial Packaging. Also due to the change, we now operate in six operating segments, which are aggregated into three reportable segments: Global Industrial Packaging; Paper Packaging & Services; and Land Management. Information related to our reportable segments is included in Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
(c) Narrative Description of Business
Sales
In the Global Industrial Packaging reportable segment, we are a leading global producer of industrial packaging products, such as steel, fibre and plastic drums, rigid and flexible intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, filling, logistics, warehousing and other packaging services. Our flexible intermediate bulk containers consist of a polypropylene-based woven fabric that is produced at our production sites, as well as sourced from strategic regional suppliers. We sell our industrial packaging products on a global basis to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agriculture, pharmaceutical and minerals, among others.
In the Paper Packaging & Services reportable segment, we produce and sell containerboard, corrugated sheets, corrugated containers, and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, automotive components, books and furniture, as well as numerous other applications. We also produce and sell coated recycled paperboard and uncoated recycled paperboard, some of which we use to produce and sell industrial products (tubes and cores, construction products, protective packaging, and adhesives). In addition, we also purchase and sell recycled fiber.
In the Land Management reportable segment, we are focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, HBU land and development land. As of October 31, 2021, we owned approximately 175,000 acres of timber properties in the southeastern United States.
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
In the global industrial packaging industry, we compete by offering a comprehensive line of products on a global basis. In the containerboard industry, we compete by concentrating on providing value-added, higher-margin corrugated products to niche markets. In our other paper packaging businesses, we compete by offering a comprehensive range of uncoated and coated paperboard products and diverse tube, core and other specialty products.
In addition, over the past several years we have closed higher cost facilities and otherwise restructured our operations, which we believe has significantly improved our cost competitiveness.
Resources
Steel, resin and containerboard, as well as used industrial packaging for reconditioning, are the principal raw materials for the Global Industrial Packaging reportable segment, and pulpwood, old corrugated containers, and recycled coated and uncoated paperboard are the principal raw materials for the Paper Packaging & Services reportable segment. We satisfy most of our needs for these raw materials through purchases on the open market or under short-term and long-term supply agreements. All of these raw materials are purchased in highly competitive, price-sensitive markets, which have historically exhibited price, demand and supply cyclicality. From time to time, some of these raw materials have been in short supply at certain of our manufacturing facilities. In those situations, we ship the raw materials in short supply from one or more of our other facilities with sufficient supply to the facility or facilities experiencing the shortage. To date, raw material shortages have not had a material adverse effect on our financial condition or results of operations. Our principal and other raw materials experienced rapid price increases in 2021. We were able to pass the majority of these price increases to our customers through increased prices of our products.
Government Laws and Regulations
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
As to environmental matters, our operations are subject to extensive federal, state, local and international laws, regulations, rules and ordinances relating to pollution, the protection of the environment, the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials and numerous other environmental laws and regulations. In the ordinary course of business, we are subject to periodic environmental inspections and monitoring by various governmental agencies. In addition, certain of our production facilities require environmental permits that are subject to revocation, modification and renewal. As of the date of filing this Form 10-K, and based on current information, we believe that the probable costs of the remediation of company-owned property will not have a material adverse effect on our financial condition or results of operations. We believe that we have adequately reserved for our liability for these matters as of October 31, 2021.
As to health and safety matters, our manufacturing operations involve the use of heavy equipment, machinery and chemicals and require the performance of activities that create safety exposures. The health and safety of our employees is our first and foremost priority, and we have established safety policies, programs, procedures, and training for our manufacturing operations. We are subject to extensive federal, state, local, and international laws, regulations, rules and ordinances relating to occupational health and safety, and our safety programs include measures required for compliance with these government laws and regulations. In addition, our safety programs include the ongoing identification and elimination of workplace exposures that can lead to injuries and sharing of health and safety best practices. We do not believe that future compliance with health and safety laws and regulations will have a material adverse effect on our capital expenditures, results of operations or financial condition.
We do not believe that compliance with federal, state, local and international laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material adverse effect upon our capital expenditures, competitive position, results of operations or financial condition. We do not anticipate any material capital expenditures related to environmental control in 2022.
See also Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information concerning environmental expenses and cash expenditures for the years ended October 31, 2021, 2020 and 2019, and our reserves for environmental liabilities as of October 31, 2021 and 2020.
Human Capital
Our Company’s values and culture are critical to our ability to attract, hire and retain talented employees for our global businesses. We seek to engage, develop and incentivize our employees to pursue our vision: “In industrial packaging, be the best performing customer service company in the world.” We depend on our employees to provide differentiated customer service and create value for our customers through a solutions-based approach with the goal of earning our customers’ trust and loyalty. We work to accomplish this goal by looking to our values set forth in “The Greif Way” to establish a foundation for actions that support health and safety, diversity, equity and inclusion and talent development and engagement. Greif has been recognized as a top 100 company in Newsweek's Most Loved Workplaces list for 2021.
As of October 31, 2021, our approximately 16,000 full-time employees were located in the following geographic regions: 44% in North America; 40% in Europe, Middle East and Africa; 9% in Asia Pacific; and 7% in Latin America. Our global workforce is 14% female and 86% male, with approximately 38% represented by labor unions.
Health and Safety
Safeguarding the health and safety of our employees is our first and foremost priority. We are committed to providing a safe working environment for all our employees with a philosophy of Zero Harm. We have implemented an incident tracking system that we call the LIFE program to assist with identifying global and regional leading indicators that facilitate the creation of programs and safety action plans that may help to reduce conditions and behaviors that lead to at-risk situations. We also utilize a global safety scorecard with standardized safety metrics within each business unit to help ensure that we are evaluating safety similarly across all of or our operations globally. To promote a continuous focus on safety, we have safety committees that consist of employees and management at all our facilities, and we conduct safety meetings before the start of a shift to create a safety mindset that everyone is a safety leader regardless of their position to help ensure our safety culture is understood and practiced every day. We are steadfast in our commitment to employee safety. For example in 2021, we held a global safety week focused on Zero Harm by sharing best practices and learnings to mitigate safety risks through interactive activities related to machine safety devices, good housekeeping and safe equipment operations.
In response to the on-going COVID-19 global pandemic, we have remained focused on safeguarding the health of our employees by reinforcing our COVID-19 safety protocols and procedures across all our facilities. Our Company’s global and regional task forces have been actively monitoring scientific developments and governmental actions related to COVID-19 and proactively modifying and adopting new measures and practices for the health and safety of our employees and in response to applicable local laws or ordinances.
We are also committed to the total well-being of all our employees and their families with a variety of physical, mental and social wellness programs. These programs differ by region, and include Company-sponsored or subsidized health care insurances, voluntary health fairs and employee assistance programs to improve mental health and wellness.
Diversity, Equity and Inclusion
In accordance with our values, we encourage our employees to embrace diversity of culture, language, location and thought. Our success depends on maintaining a culture where every employee communicates with respect, candor and trust. We rely on the unique qualities and talents of our employees to help us meet our strategic priorities. We strive to create an inclusive and diverse working environment by supporting programs and trainings that foster gender and ethnic diversity as well as promoting equitable treatment within our workforce, including the support of four colleague-led resource groups, fostering an environment where our employees feel valued and appreciated for the distinct voice they bring to our Company. In addition, we strive to pay our colleagues fairly and equitably and continue to monitor pay data and educate our managers to make objective pay decisions in line with Company pay policies. Our efforts to continue to grow our global diversity, equity and inclusion programs and to increase diversity within our Company is a top organizational priority.
Talent Development
Attracting, developing and retaining talented employees is an integral aspect of our human capital strategy and critical to our success. We continuously strive to create learning and development opportunities for all our employees. Our development and training programs are designed to enhance leadership, develop a customer service mindset and improve engagement at all levels within our organization. In 2020, we launched Greif University, a centralized training platform offering a variety of learning and development offerings including recorded internal trainings, on-demand courses, assessments and a learning library. We have a performance development review and talent development process in which managers provide regular feedback and coaching to assist with the development of our employees, including the use of individual development plans to assist with individual career development. To foster employee engagement, we encourage and value feedback from our employees and conduct annual engagement surveys of all our global employees to better understand our employee’s level of engagement and identify areas of improvement to build high performing teams to meet our strategic goals.
(d) Financial Information about Geographic Areas
Our operations are located in North and South America, Europe, the Middle East, Africa and the Asia Pacific regions. Information related to our geographic areas of operation is included in Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. See also to Quantitative and Qualitative Disclosures about Market Risk included in Item 7A of this Form 10-K.
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
Any of the materials we file with the SEC may also be read and/or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.
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
Our customers generally consist of other manufacturers and suppliers who purchase industrial packaging products and containerboard and uncoated and coated recycled boxboard and related products for their own containment and shipping purposes. Because we supply a cross section of industries, such as chemicals, lubricants, films, paints and pigments, food and beverage, personal care, fragrances, petroleum, industrial coatings, carpeting, agriculture, pharmaceuticals, mineral products, packaging, automotive, construction and building products industries and have operations in many countries, demand for our products and services has historically corresponded to changes in general economic and business conditions of the industries and countries in which we operate. The overall demand and prices for our products and services could decline as a result of a large number of factors outside our control, including economic recessions, the on-going COVID-19 global pandemic and any future pandemics, disruptions in supply chains to our business, our customers, their end markets, and our suppliers, changes in industrial production processes or consumer preference, changes in laws and regulations, inflation, tariffs, changes in published pricing indices, fluctuations in interest and currency exchange rates and changes in the fiscal or monetary policies of governments in the regions in which we operate. Accordingly, our financial performance is substantially dependent upon the general economic and business conditions existing in these industries and countries where we do business, and any prolonged or substantial economic downturn in the markets in which we operate could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our Global Operations Subject us to Political Risks, Instability and Currency Exchange that Could Adversely Affect our Results of Operations.
We have operations in over 40 countries with approximately 40.0% of our 2021 sales derived from non-U.S. operations. Management of global operations is extremely complex, and operations outside the United States are subject to additional risks that may not exist, or be as significant, in the United States. As a result of our global operations, we are subject to certain risks that could disrupt our operations or force us to incur unanticipated costs or exit a specific country. These risks include the following:
•political, social, economic and labor instability
•war, invasion, civil disturbance or acts of terrorism;
•taking of property by nationalization or expropriation without fair compensation;
•changes in government policies and regulations and enforcement thereof, including selectivity or discrimination in the enforcement thereof;
•loss or non-renewal of treaties or similar agreements with foreign tax authorities;
•difficulties in enforcement of contractual obligations;
•imposition of limitations on conversions of currencies into U.S. dollars or remittance of dividends and other payments by international subsidiaries;
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
•restrictive governmental trade policies, customs, tariffs, trade-wars, international boycotts, sanctions, import/export and other trade compliance regulations; and
•financial uncertainties in our major international markets.
We also have indebtedness, agreements to purchase raw materials and agreements to sell finished products that are denominated in Euros, Turkish Lira, Russian Rubles and other currencies. Our operating performance is affected by fluctuations in currency exchange rates by:
•translations into U.S. dollars for financial reporting purposes of the assets and liabilities of our Non-U.S. operations conducted in local currencies; and
•gains or losses from transactions conducted in currencies other than the operation’s functional currency.
The COVID-19 Pandemic Could Continue to Impact Any Combination of our Business, Financial Condition, Results of Operations and Cash Flows.
The global impact from the COVID-19 pandemic depends on future developments that remain uncertain and cannot be accurately predicted such as the extent and duration of the pandemic, the severity and transmission of the virus, the emergence of new variant strains and what future actions may be taken by governmental authorities to attempt to mitigate and contain the spread of the virus and the availability and effectiveness of the vaccines in the regions in which we operate. As a result, at this time, we cannot reasonably estimate the full impact of the COVID-19 pandemic.

The COVID-19 pandemic has had varying impacts including volatility in demand for our products and services, changes to our business operations, operational disruptions to our customers and their end markets, and supply chain and transportation challenges, in addition to other impacts not currently known. The COVID-19 pandemic may continue to have a significant negative impact on our financial condition, results of operations and cash flows. In certain regions in which we operate, governments have imposed various restrictions on our business operations and with the recent emergence of new variants and spread of the virus, governments may seek to re-impose business shut downs and operational restrictions, which could further impact our business, our customers, their end markets, and our suppliers, especially those that are deemed “nonessential” businesses. To attempt to mitigate the financial risks directly related to the COVID-19 pandemic, we have developed and implemented operational plans that we believe will help us be prepared to continue supplying our products and services to our customers. Our primary concern is the health and safety of our workforce and we continue to enforce precautionary measures that are designed to help minimize the risk of our employees being exposed to the virus. Some additional factors we believe could have a material adverse effect on our business, financial condition, results of operations and cash flows include: extended facility closures or operations at reduced capacities if employees are unable to work due to sickness or the need to quarantine; temporary downtime if demand for our products are dramatically reduced; costs of keeping our employees safe at work; the challenging labor market; loss of key customers; competitive pressures; supplier relationships; delay in cost savings and operating efficiency projects; cyber security threats; potential impact on our internal controls; reactions by federal and state governmental agencies; inflation; and access to capital markets all in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The Current and Future Challenging Global Economy and Disruption and Volatility of the Financial and Credit Markets may Adversely Affect our Business.
Current global economic conditions are challenging to our global business operations. Such conditions have had, and may continue to have, a negative impact on our financial results. Future economic downturns, either in the United States, Europe or in other regions in which we do business could negatively affect our business and results of operations. The volatility of the current economic climate, especially in relation to ongoing uncertainties related to the COVID-19 pandemic and geopolitical events around the world, makes it difficult for us to predict the complete impact of the forgoing matters on our business and results of operations. Due to these current and future economic conditions, our customers may face financial difficulties, disruption in their supply chains, and the unavailability of or reduction in commercial credit that may result in decreased sales by and revenues to our Company. Certain of our customers may cease operations or seek bankruptcy protection, which would reduce our cash flows and adversely impact our results of operations. Our customers that are financially viable and not experiencing economic distress may nevertheless elect to reduce the volume of orders for our products or close facilities in an effort to remain financially stable or as a result of the unavailability of commercial credit which would negatively affect our results of operations. We may experience difficulties in servicing, renewing or repaying our outstanding debt due to continued volatility in the global economy. We may also have difficulty accessing the global credit markets if there is a tightening of commercial credit availability, which would result in decreased ability to fund capital-intensive strategic projects.
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
Risks Related to Industry Conditions
The Continuing Consolidation of our Customer Base and Suppliers may Intensify Pricing Pressure.

Over the last few years, many of our large industrial packaging, containerboard and coated and uncoated recycled boxboard and related products customers have acquired, or been acquired by, companies with similar or complementary product lines. In addition, many of our suppliers of raw materials such as steel, resin and paper, have undergone a similar process of consolidation. This consolidation has increased the concentration of our largest customers, resulting in increased pricing pressures from our customers. The consolidation of our largest suppliers has resulted in limited sources of supply and increased cost pressures from our suppliers. Any future consolidation of our customer base or our suppliers could negatively impact our business, financial condition, results of operations and cash flows. This consolidation could be accelerated by the impact of COVID-19 on our customers and suppliers and supply chain disruptions. Furthermore, if one or more of our major customers reduces, delays or cancels substantial orders, if one or more of our major suppliers is unable to timely produce and deliver our orders, our business, financial condition, results of operations and cash flows may be materially and adversely affected, particularly for the period in which the reduction, delay or cancellation occurs and also possibly for subsequent periods.
We Operate in Highly Competitive Industries.
Each of our operating segments operates in highly competitive industries. The most important competitive factors we face are price, quality, customer service, and on-time delivery. To the extent any of our competitors become more successful with respect to any of these key competitive factors, we could lose customers and our sales could decline. In addition, due to the tendency of certain customers to diversify their suppliers, we could be unable to increase or maintain sales volumes with particular customers. Certain of our competitors are substantially larger and have significantly greater financial resources.
In addition, some of our products are made from raw materials that are subject to pronounced and at times, rapid price fluctuations, such as steel, which is used in the manufacture of steel drums and containers, old corrugated containers, which impacts our paper products, and oil, which in turn affects the price of resin for plastic drums and containers. Particularly in well-developed markets in Europe and in the United States, any substantial increases in the supply of industrial packaging resulting from capacity increases, the stockpiling of raw materials or other types of opportunistic behavior by our competitors in a period of high raw materials prices, or price wars, could adversely affect our margins and the profitability of our business. With many of our customers we have implemented quarterly raw material price adjustment mechanisms based on industrial index pricing, however these price adjustment mechanisms lag market price increases and our ability to pass through costs to our customers could take months to realize which in turn could adversely impact our product margins. Although price is a significant basis of competition in our industry, we also compete on the basis of product reliability, the ability to deliver products on a global scale and our reputation for quality and customer service. If we fail to maintain our current standards for product quality, the scope of our distribution capabilities or our customer relationships, our business, financial condition, results of operations and cash flows could be adversely affected.
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
Our Business is Sensitive to Changes in Industry Demands and Customer Preferences.
Industry demand for certain of our industrial packaging and paper products in our United States operations, and industrial packaging products in European and other international markets has varied in recent years causing competitive pricing pressures for those products. We compete in industries that are capital intensive, which generally leads to continued production as long as prices are sufficient to cover marginal costs. We are making significant capital investments in line with our long-term business strategy, such as investments in new and improved equipment and technology to increase capacity, productivity and safety. As a result, changes in industry demands (including any resulting industry over-capacity) and increased new capacity for production of industrial packaging products by competitors, may cause substantial price competition and, in turn, we may not be able to derive the expected return on investment from our strategic investments which could negatively impact our business, financial condition, results of operations and cash flows. Additionally, customer preferences are constantly changing based on, among other factors, cost, convenience, health, environmental and social concerns, and customers may choose to use different packaging products than the products we manufacture as their business models change, or may choose to use alternative, more sustainable materials for their packaging products, or simply forego the packaging of certain products entirely. For example, in the United States, sales of fibre drums continue to decline on a year over year basis as some customers select other packaging solutions for their products. Any shift away from packaging products we manufacture or changes in customer preferences to more sustainable supply chain solutions may adversely affect our business, financial condition, results of operations and cash flows.
Raw Material, Price Fluctuations, Global Supply Chain Disruptions and Inflation may Adversely Impact our Results of Operations.

The principal raw materials used in the manufacture of our products are steel, resin, pulpwood, and recycled pulp from old corrugated containers and recycled coated and uncoated boxboard, used industrial packaging for reconditioning, and containerboard, which we purchase or otherwise acquire in highly competitive, price sensitive markets. These raw materials have historically exhibited price and demand cyclicality. In addition, we manufacture certain component parts for our rigid industrial packaging products and those of some of our competitors. Some of these materials and component parts have been, and in the future may be, in short supply. For example, the availability of these raw materials and component parts and/or our ability to purchase and transport these raw materials and produce and transport these component parts may be unexpectedly disrupted by adverse weather conditions, natural disasters, man-made disasters, a substantial economic downturn in the industries that provide any of those raw material requirements, or competition for use of raw materials and component parts in other regions or countries. However, we have not recently experienced any significant difficulty in obtaining our principal raw materials or component parts, despite the COVID-19 pandemic and other supply chain disruptions and transportation delays. With the global economic uncertainty surrounding the COVID-19 pandemic and its severity and duration and supply chain disruptions, we may continue to incur significant raw material prices increases in the future which would likely have an adverse effect on our operating margins. We have long-term supply contracts in place for obtaining a portion of our principal raw materials.
The disruptions to the global economy in 2020 and into 2021 have impeded global supply chains, resulting in longer lead times and also increased raw material costs. We have taken steps to minimize the impact of these increased costs by working closely with our suppliers and customers. Despite the actions we have undertaken to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain, and inflationary pressures, will not have a material adverse effect on our business, financial condition and results of operations.

Energy and Transportation Price Fluctuations and Shortages may Adversely Impact our Manufacturing Operations and Costs.
The cost of producing our products is sensitive to the price of energy, including its impact on transport costs. Energy prices, in particular oil and natural gas, have fluctuated in recent years, with a corresponding effect on our production costs. Potential legislation, regulatory action and international treaties related to climate change, especially those related to the regulation of greenhouse gases, may result in significant increases in energy costs as well as taxes, and other governmental charges. We are highly reliant on the trucking industry for the transportation of our products. The overall profitability of our operations may be negatively impacted by higher transportation costs as freight carriers raise prices to address the continued shortage of drivers and market tightness. There can be no assurance that we will be able to recoup any past or future increases in the cost of energy and transportation.
The Frequency and Volume of our Timber and Timberland Sales Will Impact our Financial Performance.
We have a significant inventory of standing timber and timberland and approximately 18,800 acres of special use properties in the United States as of October 31, 2021. The frequency, demand for and volume of sales of timber, timberland and special use properties will have an effect on our financial condition, results of operations and cash flows. In addition, volatility in the real estate market for special use properties could negatively affect our results of operations.
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
In addition, we may incur certain costs to achieve efficiency improvements and growth in our business and we may not meet anticipated implementation timetables or stay within budgeted costs. As these growth initiatives are undertaken, we may not fully achieve our expected cost savings and efficiency improvements or growth rates, or these initiatives could adversely impact our customer retention or our operations. Also, our business strategies may change from time to time in light of our ability to implement our new business initiatives, competitive pressures, inflation, labor shortages, economic uncertainties or developments, such as the COVID-19 pandemic, or other factors. A variety of risks could cause us not to realize some or all of the expected benefits of these initiatives. These risks include, among others, delays in the anticipated timing of activities related to such initiatives, strategies and operating plans; increased difficulty and costs in implementing these efforts; and the incurrence of other unexpected costs associated with operating the business. As a result, there can be no assurance that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives and business strategies adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition, results of operations and cash flows may be adversely affected.
We may Encounter Difficulties or Liabilities Arising from Acquisitions or Divestitures.
We have invested a substantial amount of capital in acquisitions, joint ventures and strategic investments and we expect that we will continue to do so in the foreseeable future. We are continually evaluating acquisitions and strategic investments that are significant to our business both in the United States and internationally. Acquisitions, joint ventures and strategic investments involve numerous risks, including the failure to identify suitable acquisition candidates, complete acquisitions on acceptable terms and conditions, retain key customers, employees and contracts, the inability to integrate businesses without material disruption, unanticipated costs incurred in connection with integrating businesses, the incurrence of liabilities greater than anticipated or operating results that are less than anticipated, the inability to realize the projected value, and the inability to realize projected synergies. In addition, acquisitions, joint ventures and strategic investments and associated integration activities require time and attention of management and other key personnel. There can be no assurance that any acquisitions, joint ventures and strategic investments will be successfully integrated into our operations, that competition for acquisitions will not intensify or that we will be able to complete such acquisitions, joint ventures and strategic investments on acceptable terms and conditions. The costs of unsuccessful acquisition, joint venture and strategic investment efforts may adversely affect our business, financial condition, results of operations and cash flows.
Additionally, in connection with any acquisitions or divestitures, we may become subject to contingent liabilities or legal claims, including but not limited to third party liability and other tort claims; claims for breach of contract; employment-related claims; environmental, health and safety liabilities; permitting, regulatory or other legal compliance issues; or tax liabilities. If we become subject to any of these liabilities or claims, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. These liabilities, if they materialize, could have an adverse effect on our business, financial condition, results of operations and cash flows.
We may Incur Additional Rationalization Costs and there is no Guarantee that our Efforts to Reduce Costs will be Successful.
We have reorganized portions of our operations from time to time in recent years, particularly following acquisitions of businesses, and periods of economic downturn due to local, regional or global economic conditions. We will continue to implement continuous improvement initiatives necessary or desirable to improve our business portfolio, address underperforming assets and generate additional cash. These initiatives may include reductions in selling, general and administrative costs throughout our Company and have and will likely continue to result in the rationalization of manufacturing facilities.
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
While we expect these initiatives to result in significant profit opportunities and savings throughout our organization, our estimated profits and savings are based on assumptions that may prove to be inaccurate, and as a result, there can be no assurance that we will realize these profits and cost savings or that, if realized, these profits and cost savings will be sustained. Failure to achieve or delays in achieving projected levels of efficiencies and cost savings from such measures, or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated, could adversely affect our business, financial condition, results of operations and cash flows and harm our reputation.
Several Operations are Conducted by Joint Ventures that we Cannot Operate Solely for our Benefit.
Several operations, particularly in developing countries, are conducted through joint ventures. In countries that require us to conduct business through a joint venture with a local joint venture partner, the loss of a joint venture partner or a joint venture partner’s loss of its ability to conduct business in such country may impact our ability to conduct business in that country.

Sanctions that apply to a partner of a joint venture or to a joint venture’s directors or officers could also impact our ability to conduct business through that joint venture.
In joint ventures, we share ownership and, in some instances, management of a company with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information, accounting and making decisions. In certain cases, our joint venture partners must agree in order for the applicable joint venture to take certain actions, including acquisitions, the sale of assets, budget approvals, borrowing money and granting liens on joint venture property. Our inability to take unilateral action that we believe is in our best interests may have an adverse effect on the financial performance of the joint venture and the return on our investment. In joint ventures, we believe our relationship with our co-owners is an important factor to the success of the joint venture, and if a co-owner changes, our relationship may be adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures. Finally, we may be required on a legal or practical basis or both, to accept liability for obligations of a joint venture beyond our economic interest, including in cases where our co-owner becomes bankrupt or is otherwise unable to meet its commitments. For additional information with respect to certain of our joint ventures, see Note 4 - Consolidation of Variable Interest Entities, included in Item 8 of this Form 10-K.
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
Our Ability to Attract, Develop and Retain Talented and Qualified Employees, Managers and Executives is Critical to our Success.
Our ability to attract, develop and retain talented and qualified employees at all levels within our organization, including production employees, key managers and executives is critical to the success of our business. We need an engaged workforce to serve our customers, and this becomes more challenging with most of our office employees still working remotely and with production employees working with enhanced health and safety protocols. Competitive pressures and a tightened labor market within and outside our industry, including challenges due to the COVID-19 pandemic, may make it more difficult and expensive to attract, hire and effectively onboard qualified employees. Increased turnover of production employees, the retirement of or unforeseen loss of key officers and employees without appropriate succession planning or the ability to develop or hire replacements could make it difficult to manage our business and meet our objectives, resulting in a material adverse effect on our business, financial condition, results of operations and cash flows.
Our Business may be Adversely Impacted by Work Stoppages and Other Labor Relations Matters.
We are subject to the risk of work stoppages and other labor relations matters, with approximately 38% of our employees around the world represented by unions. We have experienced work stoppages and strikes in the past, and there may be work stoppages and strikes in the future. Any prolonged work stoppage or strike at any one of our principal manufacturing facilities could have a negative impact on our business, financial condition, results of operations and cash flows. In addition, upon the expiration of existing collective bargaining agreements, we may not reach new agreements without union action and any such new agreements may not be on terms satisfactory to us.
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

We have comprehensive liability, fire and extended coverage insurance on our facilities and operations, with policy specifications and insured limits customarily carried for similar properties. However, there are certain types of losses, such as losses resulting from wars, acts of terrorism, windstorms, floods, wildfires, earthquakes or other natural disasters, or pollution, that may be uninsurable or subject to restrictive policy conditions or subject to very large deductibles. In these instances, should a loss occur in excess of insured limits, we could lose capital invested in that property, as well as the anticipated future revenues derived from the manufacturing activities conducted at that property, while remaining obligated for any financial obligations related to the property. Any such loss would adversely impact our business, financial condition, results of operations and cash flows. We purchase insurance policies covering general liability and product liability with substantial policy limits. However, there can be no assurance that any liability claim would be adequately covered by our applicable insurance policies or would not be excluded from coverage based on the terms and conditions of the policy. This could also apply to any applicable contractual indemnity. We also purchase environmental liability policies where legally required and may elect to purchase coverage in other circumstances in order to transfer all or a portion of environmental liability risk through insurance. However, there can be no assurance that any environmental liability claim would be adequately covered by our applicable insurance policies or would not be excluded from coverage based on the terms and conditions of the policy. We do not purchase crop insurance for our timberland holdings, and a forest fire or other event could damage a material amount of timber.
The costs of insurance coverage continue to increase, along with increases in the level of deductibles, and the availability of some insurance coverages is decreasing due to extensive property damage caused by natural disasters, increased cyber security breaches, large jury verdicts and other business and employment litigation and losses. Any substantial increases in our insurance premiums, deductibles or the availability of insurance policies could adversely affect our business, financial condition, results of operations and cash flows.
Our Business Depends on the Uninterrupted Operations of our Facilities, Systems and Business Functions, Including our Information Technology ("IT") and Other Business Systems.
Our business is dependent upon our ability to execute, in an efficient and uninterrupted fashion, necessary business functions, such as accessing key business data, financial information, order processing, invoicing and the operation of IT dependent manufacturing equipment. In addition, a significant portion of the communication between our employees, customers and suppliers around the world depends on our IT systems. As a result of the COVID-19 pandemic, our reliance on our IT systems and Internet usage has increased significantly as substantially more employees are working remotely. A significant interruption or major failure of the Internet, a shut-down of or inability to access one or more of our facilities, a power outage, unavailability or a failure of one or more of our IT, telecommunications or other systems would substantially impair our ability to perform daily functions on a timely basis and could result in a material adverse impact on our operations and adversely affect our sales.
We are in the process of implementing a standard IT platform across our business and have successfully completed implementation in over half of our locations. Though there are other locations globally, the locations acquired as part of the acquisition of Caraustar Industries, Inc. and its subsidiaries ("Caraustar") on February 11, 2019 (the “Caraustar Acquisition”) represent the majority of locations in which implementation is still in progress. The transition from many former systems, many of which were acquired in connection with business acquisitions, to a single system will reduce complexity and inefficiencies in monitoring business results and consolidating financial data. The transition could result in adverse business effects. This project has been ongoing for several years requiring significant human and financial resources and is expected to extend into 2023, with work at our Flexible Products & Services business and former Caraustar operations being completed later in 2022 and 2023, respectively. These projects may be further delayed as a result of the COVID-19 pandemic. There can be no assurance that this project will be successful, and even if successful, there can be no assurance that other difficulties and inefficiencies will not still exist in our systems.
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
A Security Breach of Customer, Employee, Supplier or Company Information and Data Privacy Risks and Costs of Compliance with New Regulations may have a Material Adverse Effect on our Business, Financial Condition, Results of Operations and Cash Flows.
In the conduct of our business, we rely extensively on computer systems, including third party systems to collect, use, transmit, store and report data on information systems and interact with customers, vendors and employees. Increased global IT security threats and more sophisticated and targeted computer crime and increased ransomware attacks pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Despite our security measures, our IT systems and infrastructure may be vulnerable to computer viruses, cyber-attacks, security breaches caused by employee error or malfeasance or other disruptions, especially during the COVID-19 pandemic as significantly more office employees continue to work remotely. Any such threat could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. A security breach of our computer systems could interrupt or damage our operations or harm our reputation, or both. In addition, we could be subject to legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties if confidential information relating to customers, suppliers, employees or other parties is misappropriated from our computer system. To date, we have seen no material impact on our business or operations from these threats. However, we cannot ensure that our security efforts will prevent unauthorized access or loss of functionality to our or our third-party providers' systems.
The regulatory framework for privacy issues continues to evolve worldwide with increased regulatory and enforcement focus on data protection in the U.S. and abroad, and an actual or alleged failure to comply with applicable U.S. or foreign data protection laws, regulations or other data protection standards in the countries in which we do business may expose us to litigation (including in some instances, class action litigation), fines, sanctions or other penalties, which could harm our business reputation, and could have an adverse effect on our financial condition, results of operations and cash flows. This regulatory environment is increasingly challenging and may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks. In May 2018, the EU enacted the General Data Protection Regulation, which provides for significantly increased responsibilities for companies that process EU personal data as well as significant penalties for noncompliance. In July 2020, the EU Courts invalidated the EU-US Privacy Shield as an appropriate transfer mechanism of personal data into the US. As a result, we have updated our standard contractual clauses for the transfer of personal data outside of Europe, including the United States. Furthermore, outside of the EU, we continue to see increased regulation of data protection laws and security compliance, in addition to various U.S. state privacy laws, such as the privacy acts in California, Virginia and Colorado, and national laws regulating the collection and use of data, as well as security and data breach obligations. All of these evolving compliance and operational requirements, could result in substantial costs and a material adverse effect on our business, financial condition, results of operations and cash flows.
Risks Related to Financial Reporting
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
Full Realization of our Deferred Tax Assets may be Affected by a Number of Factors.
We have deferred tax assets, including foreign net operating loss carryforwards and foreign capital loss carryforwards, employee and retiree benefit items, and other accruals not yet deductible for tax purposes. In certain cases, we have established valuation allowances to reduce those deferred tax assets to an amount that is more likely than not to be realized. Our ability to use these deferred tax assets depends in part upon our having future taxable income during the periods in which these temporary differences reverse or our ability to carry back any losses created by the deduction of these temporary differences. We expect to realize these assets over an extended period. However, if we were unable to generate sufficient future taxable income in the U.S. and certain foreign jurisdictions, or if there were a significant change in the time period within which the underlying temporary differences became taxable or deductible, we could be required to increase the valuation allowances on our deferred tax assets, which could have an adverse effect on our financial condition, results of operations and cash flows.
We have a Significant Amount of Goodwill and Long-lived Assets Which, if Impaired in the Future, Would Adversely Impact our Results of Operations.
Our goodwill would be impaired if the fair value of any particular reporting unit is less than the carrying value of that reporting unit. Impairment of our goodwill would reduce our net income in the period of any such write down. We are required to evaluate the goodwill recorded on our balance sheet at least annually, or when circumstances indicate a potential impairment. If we determine that the goodwill is impaired, we would be required to write off a portion or all of the goodwill. The adverse economic impacts of the COVID-19 pandemic and other possible adverse impacts on our business may increase the potential of a goodwill impairment. At October 31, 2021, the carrying value of our goodwill was $1,515.4 million.
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
We sponsor various pension and similar benefit plans worldwide. Our U.S. and non-U.S. pension and post-retirement plans were underfunded by an aggregate of $38.4 million and $11.0 million, respectively, as of October 31, 2021. We may be legally required to make cash contributions to our pension plans in the future, and those cash contributions could be material.
In 2022, we expect, but are not obligated, to make cash contributions and direct benefit payments of approximately $35.5 million and $1.3 million to our U.S. and non-U.S. pension and post-retirement plans, respectively, which we believe will be sufficient to meet the minimum funding requirements under applicable laws. Our future funding obligations for our pension and post-retirement plans depend upon the levels of benefits provided for by these plans, the future performance of assets set aside for these plans, the rates of interest used to determine funding levels, the impact of potential business dispositions, actuarial data and experience, and any changes in government laws and regulations. Accordingly, our future funding requirements for our pension and post-retirement plans could be higher than expected, which could have a material adverse effect on our financial condition and liquidity.
In addition, our pension plans hold a material amount of equity securities. If the market values of these securities decline, our pension expense and funding requirements will increase, which could have a material adverse effect on our financial condition and liquidity.
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
We must comply with extensive laws, rules and regulations in the United States and in each of the countries where we conduct business regarding environmental matters, such as air, soil and water quality and waste disposal. We must also comply with extensive laws, rules and regulations regarding safety, health and corporate social responsibility matters. There can be no assurance that compliance with existing and new laws, rules and regulations will not require significant expenditures.
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
At the EU-level, many laws and regulations are designed to protect human health and the environment. For example, Directive 2004/35/EC concerns obligations to remedy damages to the environment, which could require us to remediate contamination identified at sites we own or use. Other EU regulations and directives limit pollution from industrial activities, reduce emissions to air, water and soil, protect water resources, reduce waste, promote recycling, reuse or reduction of materials used, achieving a circular economy, protect employee health and safety and regulate the registration, evaluation, authorization and restriction of chemicals. The European Commission published its “Fit for 55” package in July 2021; a collection of new legislative proposals and amendments to existing rules aimed at implementing the EU’s target of cutting greenhouse gas emissions by 55% by 2030. In addition to existing green taxes on energy use, a new EU plastic tax has been introduced. Failure to comply with these laws, or a change in the applicable legal framework, for example the increased enforcement of environmental regulations in the U.S., Europe, China or other countries, could affect our business, financial condition, results of operations and cash flows, in addition to those of our customers.
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
Product Liability Claims and Other Legal Proceedings Could Adversely Affect our Operations and Financial Performance.
We produce products and provide services related to other parties’ products, including sensitive products such as food ingredients, pharmaceutical ingredients and hazardous substances. Incidents involving these product types can involve risk of recall, contamination, spillage, leakage, fires, and explosions, which can threaten individual health, impact the environment and cause the breakdown or failure of equipment or processes and the performance of facilities below expected levels of capacity. If any of our customers have such incidents involving our products, they may bring product liability claims against us. While we have built extensive operational processes to ensure that the design and manufacture of our products meet rigorous quality standards, there can be no assurance that we or our customers will not experience operational process failures that could result in potential product, safety, regulatory or environmental claims and associated litigation. We are also subject to a variety of legal proceedings and legal compliance risks in our areas of operation around the globe. Any such claims, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. In the future, we may not be able to maintain insurance at commercially acceptable premium and deductible levels at all. In addition, the levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. If any significant judgment or claim is not fully insured or indemnified against, it could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
Changing Climate, Global Climate Change Regulations and Greenhouse Gas Effects may Adversely Affect our Operations and Financial Performance.
There is continuing concern from members of the scientific community and the general public that emissions of greenhouse gases ("GHG") and other human activities have or will cause significant changes in weather patterns and increase the frequency or severity of extreme weather events, including droughts, wildfires and flooding. These types of extreme weather events have and may continue to adversely impact us, our suppliers, our customers and their ability to purchase our products and our ability to timely receive appropriate raw materials to manufacture and transport our products on a timely basis.
We believe it is likely that the scientific and political attention to issues concerning the extent and causes of climate change will continue, with new and more restrictive legislation regulations and focus on environmental, social and governance ("ESG") initiatives that could affect our financial condition, results of operations and cash flows. Foreign, federal, state and local regulatory and legislative bodies have proposed various legislative and regulatory measures relating to climate change, regulating GHG emissions, recycling of plastic materials, and energy policies, including waste tax, and other governmental charges and mandates. If such legislation or regulations are enacted, we could incur increased energy, environmental and other costs and capital expenditures to comply with the limitations. Failure to comply with these regulations could result in fines to our Company and could affect our business, financial condition, results of operations and cash flows. We could also face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change.
We, along with other companies in many business sectors, including our customers, are considering and implementing ESG and sustainability strategies, specifically ways to reduce GHG emissions. As a result, our customers may request that changes be made to our products or facilities, as well as other aspects of our production processes, that increase costs and may require the investment of capital. The failure to comply with these requests could adversely affect our relationships with some customers, which in turn could adversely affect our business, financial condition, results of operations and cash flows.
We may be Unable to Achieve Our Greenhouse Gas Emission Reduction Targets by 2030.
In April 2021, we announced a GHG emission reduction target to reduce our absolute Scope 1 and 2 emissions by 28 percent by 2030 as part of our ESG and sustainability strategy. Achievement of these targets depends on our execution of operational strategies relating to investments in energy efficient equipment and options to utilize other alternative energy sources. Execution of these strategies and achievements of our 2030 target is subject to risk and uncertainties, many of which are out of our control. These risks and uncertainties include, but are not limited to our ability to execute our strategies and achieve our goals within the currently projected costs and expected timeframes; use and success of on and off-site renewable energy; availability and cost of zero-emissions electric equipment and vehicles; outcome of research efforts and future technology developments such as growing our post-consumer resin product offerings and downgauging our current portfolio; availability of purchasing high quality recycled materials; growing our life cycle services network; the cost and availability of virtual power purchase agreements; and the long timeline to complete certain sustainability projects. There are no assurances that we will be able to successfully execute our strategies and achieve our 2030 targets. Failure to achieve our targets could damage our reputation, customer and investor relationships or our access to financing. Further, given investors' increased focus related to environmental, social and governance matters, such a failure could cause stockholders to reduce their ownership holdings, all of which, in turn could adversely affect our business, financial condition, results of operations and cash flows and reduce our stock price.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following are our principal operating locations that are either leased or owned. We consider our operating properties to be in satisfactory condition and adequate to meet our present needs. However, we expect to make further additions, improvements and consolidations of our properties to support our business. Our global headquarters is located in Delaware, Ohio, USA. We utilize two main shared service center locations, with one in North America and the other in Europe.

Location	Global Industrial Packaging	Paper Packaging & Services	Total
Argentina	3	—	3
Belgium	2	—	2
Brazil	7	—	7
Canada	1	4	5
China	9	—	9
France	4	—	4
Germany	5	—	5
Hungary	1	—	1
Israel	1	—	1
Italy	3	—	3
Mexico	3	—	3
Netherlands	5	—	5
Poland	1	—	1
Portugal	1	—	1
Russia	9	—	9
Saudi Arabia	2	—	2
Singapore	1	—	1
Spain	3	—	3
Sweden	2	—	2
Turkey	4	—	4
United Kingdom	3	—	3
United States	31	79	110
Totals	101	83	184

Classification	Global Industrial Packaging	Paper Packaging & Services	Total
Owned	65	48	113
Leased	36	35	71
Totals	101	83	184

We also own a substantial amount of timber properties. Our timber properties consisted of approximately 175,000 acres in the southeastern United States as of October 31, 2021.
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

In July 2017, the Wisconsin Department of Natural Resources (“WDNR”) issued Notices of Violation to us and CLCM with respect to three reconditioning facilities in the Milwaukee, Wisconsin area that are or were owned by CLCM regarding violations of Wisconsin laws related to hazardous waste, air management and industrial storm water. In November 2017, the United States Environmental Protection Agency (“U.S. EPA”) issued a Notice of Violation to us and CLCM with respect to these same reconditioning facilities regarding violations of the federal Resource Conservation and Recovery Act (“RCRA”), primarily related to the unlawful storage and treatment of hazardous wastes without RCRA licenses and violations of RCRA’s requirements related to hazardous waste determinations and hazardous waste activity notifications, and Wisconsin laws related to hazardous waste. In November 2017, the U.S. EPA issued Notices and Findings of Violations to CLCM with respect to two of these reconditioning facilities regarding violations of the federal Clean Air Act, primarily related to air management, and Wisconsin laws related to air management. The remedies being sought in these proceedings include compliance with the applicable environmental laws and regulations as being interpreted by the U.S. EPA and WDNR and monetary sanctions. We have cooperated with the governmental agencies in these investigations and proceedings. As of the filing date of this Form 10-K, no citations have been issued or fines assessed with respect to any of these proceedings. However, we anticipate that monetary sanctions imposed by the U.S. EPA and the WDNR will exceed $300,000 (exclusive of interest and costs).
ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of our Class A and Class B Common Stock are listed on the New York Stock Exchange under the symbols GEF and GEF.B, respectively.
As of December 15, 2021, there were 359 stockholders of record of the Class A Common Stock and 65 stockholders of record of the Class B Common Stock.
We pay quarterly dividends of varying amounts computed on the basis described in Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. The annual dividends paid for the last two years are as follows:
2021 Dividends per Share – Class A $1.78; Class B $2.66
2020 Dividends per Share – Class A $1.76; Class B $2.63
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
We did not repurchase any shares of our Class A or Class B Common Stock during 2021 or 2020.

Performance Graph
The following graph compares the performance of shares of our Class A and B Common Stock to that of the Standard and Poor’s 500 Index and the Dow Jones United States Containers and Packaging Index ("DJUSCP") assuming $100 invested on October 31, 2016 and reinvestment of dividends for each subsequent year. The graph does not purport to represent our value.

$250
$200
$150
$100
$50
$0
Indexed Prices
10/31/16
10/31/17
10/31/18
10/31/19
10/31/20
10/31/21
S&P 500 Index
DJUSCP
Greif Cl A
Greif Cl B

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms “Greif,” the “Company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries.
RESULTS OF OPERATIONS
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). The preparation of these consolidated financial statements, in accordance with these principles, require us to make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements.
Historical revenues and earnings may or may not be representative of future operating results due to various economic and other factors. See "Risk Factors" in Item 1A of this Form 10-K.
The non-GAAP financial measures of EBITDA and Adjusted EBITDA are used throughout the following discussion of our results of operations, both for our consolidated and segment results. For our consolidated results, EBITDA is defined as net income, plus interest expense, net, including debt extinguishment charges, plus income tax expense, plus depreciation, depletion and amortization, and Adjusted EBITDA is defined as EBITDA plus restructuring charges, less timberland gains, net, plus acquisition and integration related costs, plus non-cash asset impairment charges, plus non-cash pension settlement (income) charges, plus incremental COVID-19 costs, net, plus (gain) loss on disposal of properties, plants, equipment and businesses, net.
Since we do not calculate net income by reportable segment, EBITDA and Adjusted EBITDA by reportable segment are reconciled to operating profit by reportable segment. In that case, EBITDA is defined as operating profit by reportable segment less other (income) expense, net, less non-cash pension settlement (income) charges, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization expense for that reportable segment, and Adjusted EBITDA is defined as EBITDA plus restructuring charges, less timberland gains, net, plus acquisition and integration related costs, plus non-cash asset impairment charges, plus non-cash pension settlement charges, plus incremental COVID-19 costs, net, plus (gain) loss on disposal of properties, plants, equipment and businesses, net, for that reportable segment.
We use EBITDA and Adjusted EBITDA as financial measures to evaluate our historical and ongoing operations and believe that these non-GAAP financial measures are useful to enable investors to perform meaningful comparisons of our historical and current performance. In addition, we present our U.S. and non-U.S. income before income taxes after eliminating the impact of non-cash asset impairment charges, non-cash pension settlement (income) charges, restructuring charges, timberland gains, net, acquisition and integration related costs, incremental COVID-19 costs, net, and (gains) losses on sales of businesses, net, which are non-GAAP financial measures. We believe that excluding the impact of these adjustments enable investors to perform a meaningful comparison of our current and historical performance that investors find valuable. The foregoing non-GAAP financial measures are intended to supplement and should be read together with our financial results. These non-GAAP financial measures should not be considered an alternative or substitute for, and should not be considered superior to, our reported financial results. Accordingly, users of this financial information should not place undue reliance on the non-GAAP financial measures.
The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our reportable segments for 2021, 2020 and 2019:

Year Ended October 31, (in millions)	2021	2020	2019
Net sales:
Global Industrial Packaging	$3,316.7	$2,571.8	$2,788.1
Paper Packaging & Services	2,218.4	1,916.9	1,780.0
Land Management	21.0	26.3	26.9
Total net sales	$5,556.1	$4,515.0	$4,595.0
Operating profit:
Global Industrial Packaging	$350.2	$225.4	$204.9
Paper Packaging & Services	131.0	71.0	184.3
Land Management	104.0	8.5	9.9
Total operating profit	$585.2	$304.9	$399.1
EBITDA:
Global Industrial Packaging	$432.7	$307.0	$284.3
Paper Packaging & Services	269.9	225.9	307.0
Land Management	107.3	13.0	14.2
Total EBITDA	$809.9	$545.9	$605.5
Adjusted EBITDA:
Global Industrial Packaging	$453.3	$324.3	$298.5
Paper Packaging & Services	302.0	306.4	348.3
Land Management	8.9	11.9	12.1
Total Adjusted EBITDA	$764.2	$642.6	$658.9

The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for 2021, 2020 and 2019:

Year Ended October 31, (in millions)	2021	2020	2019
Net income	$413.2	$124.3	$194.2
Plus: interest expense, net	92.7	115.8	112.5
Plus: debt extinguishment charges	—	—	22.0
Plus: income tax expense	69.6	63.3	70.7
Plus: depreciation, depletion and amortization expense	234.4	242.5	206.1
EBITDA	$809.9	$545.9	$605.5
Net income	$413.2	$124.3	$194.2
Plus: interest expense, net	92.7	115.8	112.5
Plus: debt extinguishment charges	—	—	22.0
Plus: income tax expense	69.6	63.3	70.7
Plus: non-cash pension settlement charges	9.1	0.3	—
Plus: other expense, net	4.8	2.7	2.6
Plus: equity earnings of unconsolidated affiliates, net of tax	(4.2)	(1.5)	(2.9)
Operating profit	585.2	304.9	399.1
Less: other expense, net	4.8	2.7	2.6
Less: non-cash pension settlement charges	9.1	0.3	—
Less: equity earnings of unconsolidated affiliates, net of tax	(4.2)	(1.5)	(2.9)
Plus: depreciation, depletion and amortization expense	234.4	242.5	206.1
EBITDA	809.9	545.9	605.5
Plus: restructuring charges	23.1	38.7	26.1
Less: timberland gains, net	95.7	—	—
Plus: acquisition and integration related costs	9.1	17.0	29.7
Plus: non-cash asset impairment charges	8.9	18.5	7.8
Plus: non-cash pension settlement charges	9.1	0.3	—
Plus: incremental COVID-19 costs, net	3.3	2.6	—
Plus: (gain) loss on disposal of properties, plants, equipment, and businesses, net	(3.5)	19.6	(10.2)
Adjusted EBITDA	$764.2	$642.6	$658.9

The following table sets forth EBITDA and Adjusted EBITDA for each of our reportable segments, reconciled to the operating profit for each reportable segment, for 2021, 2020 and 2019:

Year Ended October 31, (in millions)	2021	2020	2019
Global Industrial Packaging
Operating profit	$350.2	$225.4	$204.9
Less: other expense, net	4.5	4.0	6.0
Less: non-cash pension settlement charges	0.3	0.4	—
Less: equity earnings of unconsolidated affiliates, net of tax	(4.2)	(1.5)	(2.9)
Plus: depreciation and amortization expense	83.1	84.5	82.5
EBITDA	432.7	307.0	284.3
Plus: restructuring charges	17.1	28.8	19.8
Plus: acquisition and integration related costs	—	—	0.6
Plus: non-cash asset impairment charges	2.7	6.0	2.7
Plus: non-cash pension settlement charges	0.3	0.4	—
Plus: incremental COVID-19 costs, net	1.8	0.7	—
Plus: gain on disposal of properties, plants, equipment, and businesses, net	(1.3)	(18.6)	(8.9)
Adjusted EBITDA	$453.3	$324.3	$298.5
Paper Packaging & Services
Operating profit	$131.0	$71.0	$184.3
Less: other (income) expense, net	0.3	(1.3)	(3.4)
Less: non-cash pension settlement (income) charges	8.8	(0.1)	—
Plus: depreciation and amortization expense	148.0	153.5	119.3
EBITDA	269.9	225.9	307.0
Plus: restructuring charges	5.9	9.9	6.2
Plus: acquisition and integration related costs	9.1	17.0	29.1
Plus: non-cash asset impairment charges	5.0	12.5	5.1
Plus: non-cash pension settlement (income) charges	8.8	(0.1)	—
Plus: incremental COVID-19 costs, net	1.5	1.9	—
Plus: loss on disposal of properties, plants, equipment, and businesses, net	1.8	39.3	0.9
Adjusted EBITDA	$302.0	$306.4	$348.3
Land Management
Operating profit	$104.0	$8.5	$9.9
Plus: depreciation and depletion expense	3.3	4.5	4.3
EBITDA	107.3	13.0	14.2
Plus: restructuring charges	0.1	—	0.1
Less: timberland gains, net	95.7	—	—
Plus: non-cash asset impairment charges	1.2	—	—
Plus: gain on disposal of properties, plants, equipment, and businesses, net	(4.0)	(1.1)	(2.2)
Adjusted EBITDA	$8.9	$11.9	$12.1

Year 2021 Compared to Year 2020
Net Sales
Net sales were $5,556.1 million for 2021 compared with $4,515.0 million for 2020. The $1,041.1 million increase was primarily due to higher volumes and higher average sale prices across the reportable segments. See the "Segment Review" below for additional information on net sales by reportable segment during 2021.
Gross Profit

Gross profit was $1,093.0 million for 2021 compared with $914.7 million for 2020. The reasons for the improvement in gross profit for each reportable segment are described below in the "Segment Review." Gross profit margin was 19.7 percent for 2021 compared to 20.3 percent for 2020.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased $49.9 million to $565.9 million for 2021 from $516.0 million for 2020. SG&A expenses were 10.2 percent of net sales for 2021 compared with 11.4 percent of net sales for 2020. The increase in SG&A expense was primarily due to increased incentive accruals.
Timberland Gains
Timberland gains were $95.7 million for 2021. During the second quarter of 2021, we sold approximately 69,200 acres of our timberland properties in southwest Alabama to Weyerhaeuser Company for approximately $145.1 million in cash after closing costs, which totaled $4.3 million. Proceeds were applied to debt repayment. No timberland properties were sold during 2020.
Financial Measures
Operating profit was $585.2 million for 2021 compared with $304.9 million for 2020. Net income was $413.2 million for 2021 compared with $124.3 million for 2020. Adjusted EBITDA was $764.2 million for 2021 compared with $642.6 million for 2020. The respective reasons for the improvement or decline in Adjusted EBITDA, as the case may be, for each reportable segment are described below in the "Segment Review."

Trends
We anticipate that overall customer demand for our products will continue to be consistent and solid through 2022, although inflation, supply chain disruptions and labor shortages may negatively impact some of our customers. Prices for steel are expected to decline slightly around the world, but less so in North America, and prices for resin and old corrugated containers are expected to remain relatively stable to slightly declining through the year. In addition, we anticipate that other raw material prices and costs of transportation, labor and energy will continue to increase through the year.
Segment Review
Global Industrial Packaging
Key factors influencing profitability in the Global Industrial Packaging reportable segment are:
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
Net sales were $3,316.7 million for 2021 compared with $2,571.8 million for 2020. The $744.9 million increase in net sales was due primarily increased average sale prices driven by contractual price adjustment mechanisms related to raw material price increases, as well as increased volumes and favorable foreign currency translation.
Gross profit was $684.1 million for 2021 compared with $522.8 million for 2020. The $161.3 million increase in gross profit was primarily due to the same factors that impacted net sales, primarily offset by higher raw material costs, labor costs, maintenance costs and transportation expenses. Gross profit margin increased to 20.6 percent in 2021 from 20.3 percent in 2020.
Operating profit was $350.2 million for 2021 compared with $225.4 million for 2020. The $124.8 million increase was primarily attributable to the same factors that impacted gross profit, along with higher SG&A expenses in 2021 as a result of increased incentive accruals. Adjusted EBITDA was $453.3 million for 2021 compared with $324.3 million for 2020. The $129.0 million increase was primarily due to the same factors that impacted operating profit. Depreciation and amortization expenses were $83.1 million and $84.5 million for 2021 and 2020, respectively.
Paper Packaging & Services
Key factors influencing profitability in the Paper Packaging & Services reportable segment are:
•Selling prices, product mix, customer demand and sales volumes;
•Raw material costs, primarily old corrugated containers;
•Energy and transportation costs;
•Benefits from executing the Greif Business System;
•Acquisition of businesses and facilities;
•Restructuring charges; and
•Divestiture of businesses and facilities.
Net sales were $2,218.4 million for 2021 compared with $1,916.9 million for 2020. The $301.5 million increase was primarily due to increased average sale prices of containerboard and boxboard, as well as increased volumes, partially offset by impact to net sales attributed to the divested Consumer Packaging Group ("CPG") business, which was sold during the second quarter of 2020.

Gross profit was $401.3 million for 2021 compared with $382.7 million for 2020. The $18.6 million increase in gross profit was primarily due to the same factors that impacted net sales, mainly offset by higher old corrugated container costs, other raw material input costs and higher transportation expenses. Gross profit margin decreased to 18.1 percent in 2021 from 20.0 percent in 2020.
Operating profit was $131.0 million for 2021 compared with $71.0 million for 2020. The $60.0 million increase in operating profit was primarily due to the same factors that impacted net sales. In addition, the 2020 operating profit was impacted by the $39.5 million loss on the divestment of the CPG business, which primarily related to the allocation of goodwill to that transaction. Adjusted EBITDA was $302.0 million for 2021 compared with $306.4 million for 2020. The decrease was due primarily to the impact of higher SG&A costs resulting from higher incentive accruals, partially offset by the same factors that impacted gross profit. Depreciation and amortization expenses were $148.0 million and $153.5 million for 2021 and 2020, respectively.
Land Management
As of October 31, 2021, our Land Management reportable segment consisted of approximately 175,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management reportable segment are:
•Planned level of timber sales;
•Selling prices and customer demand;
•Gains on timberland sales; and
•Gains on the disposal of development, surplus and HBU properties (“special use property”).
As of October 31, 2021, we estimated that there were 18,800 acres in the United States of special use property, which we expect will be available for sale in the next four to six years.
Net sales decreased to $21.0 million for 2021 compared with $26.3 million for 2020, primarily due to reduced timber available for sale as a result of acreage sold in the second quarter.
Operating profit increased to $104.0 million for 2021 from $8.5 million for 2020, due to $95.7 million of timberland gains, as previously described.
Adjusted EBITDA was $8.9 million and $11.9 million for 2021 and 2020, respectively. Depreciation and depletion expenses were $3.3 million and $4.5 million for 2021 and 2020, respectively.
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

Income Tax Expense
We had operations in over 40 countries during 2021. Operations outside the United States are subject to additional risks that may not exist, or be as significant, within the United States. Because of our global operations in numerous countries we are required to address different and complex tax systems and issues which are constantly changing.
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
Income tax expense for 2021 was $69.6 million on $478.6 million of pretax income and for 2020 was $63.3 million on $186.1 million of pretax income. For 2021, the mix of income and losses among various jurisdictions resulted in a net tax increase of $24.0 million on $159.3 million more of pretax income.
Further, in 2021 there was an increase of $37.5 million in pre-tax income and a corresponding decrease of $8.5 million in tax expense attributed to non-deductible goodwill from the divestment of the CPG business. The sale of timberland had no net federal tax expense, as capital gains from the sale were fully offset by capital losses.
Additional decreases in tax expense of $10.2 million were the result of the resolution of audit settlements, releases in uncertain tax positions due to the expiration of statute of limitations and the recording of return to provision adjustments. Other miscellaneous decreases in tax expense of $4.3 million were offset by increases of $8.2 million related to withholding tax.
We analyze potential income tax liabilities related to uncertain tax positions in the United States and international jurisdictions. The analysis of potential income tax liabilities results in estimates recognized for uncertain tax positions following the guidance of ASC 740, “Income Taxes.” The estimation of potential tax liabilities related to uncertain tax positions involves significant judgment in evaluating the impact of uncertainties in the application of ASC 740 and complex tax laws. We periodically analyze both potential income tax liabilities and existing liabilities for uncertain tax positions resulting in both new reserves and adjustments to existing reserves in light of changing facts and circumstances. This includes the release of existing liabilities for uncertain tax positions based on the expiration of statutes of limitation. During 2021, lapses in the statute of limitations, which were partially offset by the recognition of new uncertain tax position liabilities recorded during the current year, resulted in an overall net decrease in our uncertain tax position liability.
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
See Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further information.
Year 2020 Compared to Year 2019
Net Sales
Net sales were $4,515.0 million for 2020 compared with $4,595.0 million for 2019. The $80.0 million decrease was primarily due to decreased volumes and sale prices across the reportable segments, the impact to net sales resulting from the CPG divestiture and the negative impacts of foreign currency translation, partially offset by a full year contribution from the acquired Caraustar operations.
Gross Profit

Gross profit was $914.7 million for 2020 compared with $959.9 million for 2019. The respective reasons for the improvement or decline in gross profit, as the case may be, for each reportable segment are described below in the "Segment Review." Gross profit margin was 20.3 percent for 2020 compared to 20.9 percent for 2019.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased $8.6 million to $516.0 million for 2020 from $507.4 million for 2019. SG&A expenses were 11.4 percent of net sales for 2020 compared with 11.0 percent of net sales for 2019.
Financial Measures
Operating profit was $304.9 million for 2020 compared with $399.1 million for 2019. Net income was $124.3 million for 2020 compared with $194.2 million for 2019. Adjusted EBITDA was $642.6 million for 2020 compared with $658.9 million for 2019. The respective reasons for the improvement or decline in Adjusted EBITDA, as the case may be, for each reportable segment are described below in the "Segment Review."
Segment Review
Global Industrial Packaging
Key factors influencing profitability in the Global Industrial Packaging reportable segment are:
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
Net sales were $2,571.8 million for 2020 compared with $2,788.1 million for 2019. The $216.3 million decrease in net sales was due primarily to decreased volumes and decreased average sale prices driven by contractual price adjustment mechanisms related to raw material price decreases, as well as negative impacts of foreign currency translation.
Gross profit was $522.8 million for 2020 compared with $524.3 million for 2019. The $1.5 million decrease was primarily attributable to the same factors that impacted net sales, offset by lower priced raw materials, the timing of contractual pass through pricing, product mix shifts and strategic pricing actions. Gross profit margin increased to 20.3 percent in 2020 from 18.8 percent in 2019.
Operating profit was $225.4 million for 2020 compared with $204.9 million for 2019. The $20.5 million increase was primarily attributable to a decrease in the reportable segment's SG&A expenses due to strategic cost management efforts. Adjusted EBITDA was $324.3 million for 2020 compared with $298.5 million for 2019. The $25.8 million increase was primarily due to the same factors that impacted operating profit. Depreciation and amortization expenses were $84.5 million and $82.5 million for 2020 and 2019, respectively.
Paper Packaging & Services
Key factors influencing profitability in the Paper Packaging & Services reportable segment are:
•Selling prices, product mix, customer demand and sales volumes;
•Raw material costs, primarily old corrugated containers;
•Energy and transportation costs;
•Benefits from executing the Greif Business System;
•Acquisition of businesses and facilities;
•Restructuring charges; and

•Divestiture of businesses and facilities.
Net sales were $1,916.9 million for 2020 compared with $1,780.0 million for 2019. The $136.9 million increase was primarily due to full year contribution from the acquired Caraustar operations, partially offset by lower published containerboard and boxboard prices, decreased volumes and the impact to net sales resulting from the CPG divestiture.
Gross profit was $382.7 million for 2020 compared with $425.4 million for 2019. The decrease in gross profit was primarily due to the same factors that impacted net sales and higher old corrugated container input costs. Gross profit margin decreased to 20.0 percent in 2020 from 23.9 percent in 2019.
Operating profit was $71.0 million for 2020 compared with $184.3 million for 2019. The decrease in operating profit was primarily due to the factors discussed above in gross profit, the loss on sale of the CPG divestiture and the reportable segment receiving a greater portion of allocated corporate costs. Adjusted EBITDA was $306.4 million for 2020 compared with $348.3 million for 2019. The decrease was due primarily to the same factors that impacted gross profit and the reportable segment receiving a greater portion of allocated corporate costs. Depreciation and amortization expenses were $153.5 million and $119.3 million for 2020 and 2019, respectively.
Land Management
As of October 31, 2020, our Land Management reportable segment consisted of approximately 244,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management reportable segment are:
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
Adjusted EBITDA was $11.9 million and $12.1 million for 2020 and 2019, respectively. Depreciation and depletion expenses were $4.5 million and $4.3 million for 2020 and 2019, respectively.
Income Tax Expense
We had operations in over 40 countries during 2020. Operations outside the United States are subject to additional risks that may not exist, or be as significant, within the United States. Because of our global operations in numerous countries we are required to address different and complex tax systems and issues which are constantly changing.
Preparation of our financial statements requires the use of estimates and assumptions that affect the reported amounts of our assets and liabilities; and revenues and expenses as of the balance sheet date. The numerous tax jurisdictions in which we operate, along with the variety and complexity of the various tax laws, creates a level of uncertainty and requires judgment when addressing the impact of complex tax issues. Our effective tax rate and the amount of tax expense are dependent upon various factors, including the following: the tax laws of the jurisdictions in which income is earned; the ability to realize deferred tax assets; negotiation and dispute resolution with taxing authorities in the U.S. and international jurisdictions; and changes in tax laws.
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
Included in the net tax decrease of $17.0 million noted in the previous paragraph was a $28.4 million net decrease in valuation allowances. This decrease was primarily due to the ability to utilize foreign tax credits for which a valuation allowance had previously been provided. The release of the valuation allowance related to foreign tax credits resulted in the reduction of the valuation allowance and a tax benefit of $21.5 million. Other decreases in the valuation allowances related to foreign jurisdictions resulted in an additional decrease of $6.9 million. The valuation allowance activity resulted in an overall decrease in the valuation allowance account from 2019 to 2020 of $34.7 million. Offsetting these amounts was tax expense of $31.0 million as a result of a one-time elimination related to an intra-company sale. This one-time activity was the primary driver that resulted in an overall net increase in permanent items for 2019 to 2020 of $28.3 million.
We analyze potential income tax liabilities related to uncertain tax positions in the U.S. and international jurisdictions. The analysis of potential income tax liabilities results in estimates of income tax liabilities recognized for uncertain tax positions following the guidance of ASC 740, “Income Taxes.” The estimation of potential tax liabilities related to uncertain tax positions involves significant judgment in evaluating the impact of uncertainties in the application of ASC 740 and complex tax laws. We periodically analyze both potential income tax liabilities and existing liabilities for uncertain tax positions resulting in both new reserves and adjustments to existing reserves in light of changing facts and circumstances. This includes the release of existing liabilities for uncertain tax positions based on the expiration of statutes of limitation. During 2020, lapses in the statute of limitations, which were partially offset by the recognition of new uncertain tax position liabilities recorded during the current year, resulted in an overall net decrease in our uncertain tax position liability.
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
See Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further information.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are operating cash flows and borrowings under our senior secured credit facilities, proceeds from the senior notes we have issued and proceeds from our trade accounts receivable credit facilities. We use these sources to fund our working capital needs, capital expenditures, cash dividends, debt repayment and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, borrowings under our senior secured credit facilities and proceeds from our trade accounts receivable credit facilities will be sufficient to fund our anticipated working capital, capital expenditures, cash dividends, debt repayment, potential acquisitions of businesses and other liquidity needs for at least 12 months.
Cash Flow

Year Ended October 31, (in millions)	2021	2020
Net cash provided by operating activities	$396.0	$454.7
Net cash provided by (used in) investing activities	46.8	(25.2)
Net cash used in financing activities	(422.9)	(405.3)
Reclassification of cash to assets held for sale	0.5	—
Effects of exchange rates on cash	(1.7)	4.4
Net increase in cash and cash equivalents	18.7	28.6
Cash and cash equivalents at beginning of year	105.9	77.3
Cash and cash equivalents at end of year	$124.6	$105.9
Operating Activities
The $252.9 million increase in accounts receivable to $889.5 million as of October 31, 2021 from $636.6 million as of October 31, 2020 was primarily due to the increase in net sales and higher average sale prices.

The $205.6 million increase in inventories to $499.2 million as of October 31, 2021 from $293.6 million as of October 31, 2020 was primarily due to increased raw material prices and increased purchases to accommodate increased volume demand.
The $253.8 million increase in accounts payable to $704.5 million as of October 31, 2021 from $450.7 million as of October 31, 2020 was primarily due to increased raw material prices and timing of payable settlements.
Investing Activities
During 2021 and 2020, we invested $140.7 million and $131.4 million, respectively, of cash in capital expenditures. These investments exclude $6.6 million and $5.4 million of cash purchases and investments in timber properties during 2021 and 2020, respectively.
During 2021, we sold approximately 69,200 acres of our timberland properties in southwest Alabama to Weyerhaeuser Company for approximately $145.1 million in cash after closing costs, which totaled $4.3 million. Proceeds were applied to debt repayment.
During 2020, we completed the divestiture of the CPG business, a U.S. business in the Paper Packaging & Services reportable segment for net cash proceeds of $79.6 million.
Financing Activities
During 2021, we paid at maturity the €200.0 million Senior Notes due 2021 in full from the proceeds of the $225.0 million Incremental Term A-3 Loan, discussed below in "Financial Obligations - Borrowing Arrangements - 2019 Credit Agreement" and " - Senior Notes."
We paid cash dividends to stockholders of Greif, Inc. in the amount of $105.8 million and $104.3 million for the years ended October 31, 2021 and 2020, respectively. We paid dividends to non-controlling interests in the amount of $7.8 million and $13.4 million for the years ended October 31, 2021 and 2020, respectively.
Financial Obligations
Borrowing Arrangements
Long-term debt is summarized as follows:

(in millions)	October 31, 2021	October 31, 2020
2019 Credit Agreement - Term Loans	$1,247.3	$1,429.8
Senior Notes due 2027	495.9	495.1
Senior Notes due 2021	—	234.8
Accounts receivable credit facilities	391.1	310.0
2019 Credit Agreement - Revolving Credit Facility	50.5	—
Other debt	0.6	—
	2,185.4	2,469.7
Less current portion	120.3	123.1
Less deferred financing costs	10.3	11.1
Long-term debt, net	$2,054.8	$2,335.5

2019 Credit Agreement
As of October 31, 2021, we had $749.5 million of available borrowing capacity under the $800.0 million secured revolving credit facility provided by the 2019 Credit Agreement, as defined in Note 5 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. Our obligations under the 2019 Credit Agreement are guaranteed by certain of our U.S. and non-U.S. subsidiaries. As of October 31, 2021, we were in compliance with the covenants and other agreements in the 2019 Credit Agreement.
On November 13, 2020 the Company and certain of its U.S. subsidiaries entered into an incremental term loan agreement (the "Incremental Term A-3 Loan Agreement") with a syndicate of farm credit institutions. The Incremental Term A-3 Loan

Agreement provided for a loan commitment in the aggregate principal amount of $225.0 million, which was drawn on July 14, 2021 (the "Incremental Term A-3 Loan"). The Incremental Term A-3 Loan matures on July 15, 2026, with quarterly installments of principal payable on the last day of each fiscal quarter, which commenced on July 31, 2021. The Company utilized the Incremental Term A-3 Loan proceeds to pay all of the outstanding principal of and interest on the Senior Notes due 2021, discussed below.
The 2019 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that, at the end of any quarter, we will not permit the ratio of (a) its total consolidated indebtedness, to (b) its consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (as used in this paragraph only, “EBITDA”) to be greater than 4.75 to 1.00 and stepping down annually by 0.25 increments beginning on July 31, 2020 to 4.00 on July 31, 2023. The current leverage ratio covenant requirement was 4.50 as of October 31, 2021. The interest coverage ratio generally requires that, at the end of any quarter, we will not permit the ratio of (a) its consolidated EBITDA, to (b) its consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve month period. As of October 31, 2021, we were in compliance with the covenants and other agreements in the 2019 Credit Agreement.
Senior Notes
Our $500.0 million 6.50% Senior Notes are due March 1, 2027 (the "Senior Notes due 2027"). Interest on the Senior Notes due 2027 is payable semi-annually. Our obligations under the Senior Notes due 2027 are guaranteed by our U.S. subsidiaries that guarantee the 2019 Credit Agreement. As of October 31, 2021, we were in compliance with the covenants that relate to the Senior Notes due 2027.
On July 15, 2011, Greif, Inc.’s wholly-owned subsidiary, Greif Nevada Holdings, Inc., S.C.S., issued €200.0 million of 7.375% Senior Notes due July 15, 2021 (the "Senior Notes due 2021"). As discussed above, the Senior Notes due 2021 were paid in full on July 14, 2021 from the proceeds of the Incremental Term A-3 Loan.
United States Trade Accounts Receivable Credit Facility
We have a $275.0 million U.S. Receivables Facility, as defined in Note 5 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, which matures on May 26, 2022. As of October 31, 2021, there was a $275.0 million outstanding balance under the U.S. Receivables Facility that is reported as long-term debt in the consolidated balance sheets because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing by exercising the renewal option in the respective agreement or entering into new financing arrangements. The U.S. Receivables Facility also contains events of default and covenants, which are substantially the same as the covenants under the 2019 Credit Agreement As of October 31, 2021 we were in compliance with these covenants. Proceeds of the U.S. Receivables Facility are available for working capital and general purposes.
International Trade Accounts Receivable Credit Facilities
We have a €100.0 million ($116.1 million as of October 31, 2021) European Receivables Financing Agreement (the "European RFA that matures on April 26, 2022. The $116.1 million outstanding on the European RFA as of October 31, 2021 is reported as long-term debt in the consolidated balance sheets because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing by exercising the renewal option in the respective agreement or entering into new financing arrangements. As of October 31, 2021 we were in compliance with the covenants that relate to the European RFA. Proceeds of the European RFA are available for working capital and general purposes.
See Note 5 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding our financial obligations.
Financial Instruments
Interest Rate Derivatives
As of October 31, 2021, we have various interest rate swaps with a total notional amount of $1,000 million in which we receive variable interest rate payments and in return are obligated to pay interest at a weighted average fixed interest rate of 1.78%, plus an interest spread.

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
As of October 31, 2021 and 2020, we had outstanding foreign currency forward contracts in the notional amount of $81.8 million and $268.6 million, respectively.
Cross Currency Swaps
We have operations and investments in various international locations and are subject to risks associated with changing foreign exchange rates. We have cross currency interest rate swaps that synthetically swap $334.4 million of fixed rate debt to Euro denominated fixed rate debt. We receive a weighted average rate of 1.56%. These agreements are designated a mixture of net investment hedges and cash flow hedges for accounting purposes and will mature between March 6, 2023 and October 5, 2026. Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Interest payments received from the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the consolidated statements of income.
See Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our financial instruments.
Other Liquidity Considerations
Post-Retirement Benefit Plans
We have no near-term post-retirement benefit plan funding obligations. We intend to make a post-retirement benefit plan contribution of $36.8 million during 2022, which we anticipate will consist of $30.9 million of employer contributions and $5.9 million of benefits paid directly by the employer. See Note 9 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding our post-retirement benefit plans.
Contingent Liabilities and Environmental Reserves
Environmental reserves are estimates based on current remediation plans; actual liabilities could significantly differ from the reserve estimates. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding our contingent liabilities and environmental reserves.
Stock Repurchase Program and Other Share Acquisitions
Our Board of Directors has authorized the repurchase of Class A Common Stock or Class B Common Stock or any combination of the foregoing. As of October 31, 2021, the remaining number of shares that could be repurchased under this authorization was 4,703,487 shares. We did not repurchase any shares of our Class A or Class B Common Stock during 2021 or 2020. See Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding this program and the repurchase of shares of Class A and Class B Common Stock.
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
Goodwill Impairment Testing
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
The Company has made changes to the operational and financial management practices and procedures of the Rigid Industrial Packaging & Services and Flexible Products & Services reportable segments and combined the two reportable segments under a single global leadership team. As a result of these changes, during the first quarter of 2021, the Rigid Industrial Packaging & Services reportable segment and the Flexible Products & Services reportable segment have been combined into a single reportable segment known as Global Industrial Packaging. This change in reportable segments also led to a re-evaluation of operating segments. After the change, the Global Industrial Packaging reportable segment consists of four operating segments: Global Industrial Packaging – North America; Global Industrial Packaging – Latin America; Global Industrial Packaging – Europe, Middle East and Africa; Global Industrial Packaging – Asia Pacific. Each of these operating segments has two components: Rigid Industrial Packaging & Services and Flexible Products & Services that have discrete financial information available that is reviewed by segment management on a regular basis. As such, these components also represent our eight reporting units for purposes of goodwill impairment testing: Rigid Industrial Packaging & Services – North America; Rigid Industrial Packaging & Services – Latin America; Rigid Industrial Packaging & Services – Europe, Middle East and Africa; Rigid Industrial Packaging & Services – Asia Pacific; Flexible Products & Services – North America; Flexible Products & Services – Latin America; Flexible Products & Services – Europe, Middle East and Africa; and Flexible Products & Services – Asia Pacific. Five of these components have no goodwill. As part of the realignment, goodwill was reassigned from the Rigid Industrial Packaging – Tri-Sure reporting unit to each of the other Rigid Industrial Packaging & Services reporting units using a relative fair value approach.
The Paper Packaging & Services reportable segment is also an operating segment. This operating segment consists of multiple components that have discrete financial information available that is reviewed by segment management on a regular basis. We have evaluated those components and concluded that they are economically similar and should be aggregated into single reporting unit. For the purpose of aggregating our components, we review the long-term performance of gross profit margin and operating profit margin. Additionally, we review qualitative factors such as common customers, similar products, similar manufacturing processes, sharing of resources, level of integration and interdependency of processes across components. We place greater weight on the qualitative factors outlined in ASC 280 “Segment Reporting” and consider the guidance in ASC 350 in determining whether two or more components of an operating segment are economically similar and can be aggregated into a single reporting unit. However, our assessment of the aggregation includes both qualitative and quantitative factors and is based on the facts and circumstances specific to the components.
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
In performing the test, we first evaluate qualitative factors, such as macroeconomic conditions and our overall financial performance to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We then evaluate how significant each of the identified factors could be to the fair value or carrying amount of a reporting unit and weigh those factors in totality in forming a conclusion of whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount (the Step 0 Test). If necessary, the next step in the goodwill impairment test involves comparing the fair value of each of the reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, an impairment loss would be recognized (not to exceed the carrying amount of goodwill). We did not utilize any Step 0 tests in 2021.
For all reporting units with goodwill balances, we proceeded directly to the quantitative impairment testing and the fair value exceeded carrying value by at least 30%, so no impairment was deemed to exist. Discount rates and revenue growth rates are the assumptions that are most sensitive and susceptible to change as they require significant management judgment. In addition, certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumption and demand, could result in changes to those assumptions and judgments. A revision of those assumptions could cause the fair value of the reporting unit to fall below its respective carrying value. If in future years, our reporting units' actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to recognize material impairments to goodwill.
The following table summarizes the carrying amount of goodwill by reporting unit for the year ended October 31, 2021 and 2020:

	Goodwill Balance
(in millions)	October 31, 2021	October 31, 2020
Rigid Industrial Packaging & Services
North America	$286.0	$252.0
Europe, Middle East and Africa	364.1	331.4
Asia Pacific	97.2	89.0
Tri-Sure	—	78.1
Paper Packaging & Services	768.1	767.9
Total	$1,515.4	$1,518.4
*The Rigid Industrial Packaging & Services: Latin America, Flexible Products & Services: North America, Flexible Products & Services: Latin America, Flexible Products & Services: Europe, Middle East and Africa, Flexible Products & Services: Asia Pacific, and Land Management reporting units have no goodwill balance at either reporting period.

Recent Accounting Standards
See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for a detailed description of recently issued and newly adopted accounting standards.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to interest rate risk related to our financial instruments that include borrowings under the 2019 Credit Agreement and proceeds from our Senior Notes, U.S. Receivables Facility and the European RFA, and cross currency and interest rate swap agreements. We do not enter into financial instruments for trading or speculative purposes. The interest rate swap agreements have been entered into to manage our exposure to variability in interest rates.
We have four interest rate swaps with an aggregate notional amount of $200.0 million as of October 31, 2021. Under these agreements, we receive variable rate interest payments based upon one-month U.S. dollar LIBOR, and in return we are obligated to pay interest at a weighted-average interest rate of 0.90%, plus a spread.
We have six interest rate swap agreements with an aggregate notional amount of $500.0 million as of October 31, 2021. Under these agreements, we receive variable rate interest payments based upon one-month U.S. dollar LIBOR, and in return we are obligated to pay interest at a weighted-average interest rate of 2.49%, plus a spread.
We have three other interest rate swap agreements with an aggregate notional amount of $300.0 million as of October 31, 2021. Under these agreements, we receive interest monthly from the counterparties equal to one-month U.S. LIBOR and pay interest at a fixed rate of 1.19%, plus a spread, over the life of the contracts.
(Losses)/Gains reclassified to earnings under these interest rate swaps were recorded in the amount of $(18.1) million, $(16.5) million and $3.0 million for the years ended October 31, 2021, 2020 and 2019, respectively.

We have a two cross currency interest rate swap agreements that synthetically swap $116.8 million of fixed rate debt to Euro denominated fixed rate debt at a weighted average rate of 1.26%, plus a spread. These agreements are designated as cash flow hedges for accounting purposes and will mature on October 5, 2026.
We have two cross currency interest rate swap agreements that synthetically swap $117.6 million of fixed rate debt to Euro denominated fixed rate debt at a weighted average rate of 1.19%, plus a spread. These agreements are designated as net investment hedges for accounting purposes and will mature on August 10, 2026.
We have two cross currency interest rate swap agreements that synthetically swaps $100.0 million of fixed rate debt to Euro denominated fixed rate debt at a rate of 2.35%, plus a spread. These agreements are designated as a net investment hedge for accounting purposes and will mature on March 6, 2023.
The gain or loss on these net investment hedge derivative instruments is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. The gain or loss on the cash flow hedge derivative instruments is included in the unrealized foreign exchange component of other expense, offset by the underlying gain of loss on the underlying cash flows that are being hedged. Interest payments received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the consolidated statements of income. Gains on the cross currency swap agreement was recorded in interest expense for the amount of $2.2 million, $2.4 million and $2.4 million for the years ended October 31, 2021, 2020 and 2019, respectively.
Currency Risk
As a result of our international operations, our operating results are subject to fluctuations in currency exchange rates. The geographic presence of our operations mitigates this exposure to some degree. Additionally, our transaction exposure is somewhat limited because we produce and sell a majority of our products in local currency within most countries in which we operate
As of October 31, 2021 and 2020 we had outstanding foreign currency forward contracts in the notional amount of $81.8 million and $268.6 million, respectively. The purpose of these contracts is to hedge our exposure to foreign currency transactions and short-term intercompany loan balances in our international businesses. These contracts resulted in realized gains (losses) recorded in other expense, net of $0.4 million, $(3.2) million and $4.6 million for the years ended October 31, 2021, 2020 and 2019, respectively.
A sensitivity analysis (with respect only to these instruments) to changes in the foreign currencies hedged indicates that if the U.S. dollar strengthened by 10 percent, the fair value of these instruments would decrease by $0.4 million to a net liability of $0.4 million. Conversely, if the U.S. dollar weakened by 10 percent, the fair value of these instruments would increase by $0.4 million to a net asset of $0.4 million.
Commodity Price Risk
We purchase commodities such as steel, resin, containerboard, pulpwood and energy. We do not currently engage in material hedging of commodities, although in the past we have sometimes engaged in hedges in natural gas. There were no material commodity hedging contracts outstanding as of October 31, 2021 and 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME

Year Ended October 31, (in millions, except per share amounts)	2021	2020	2019
Net sales	$5,556.1	$4,515.0	$4,595.0
Costs of products sold	4,463.1	3,600.3	3,635.1
Gross profit	1,093.0	914.7	959.9
Selling, general and administrative expenses	565.9	516.0	507.4
Restructuring charges	23.1	38.7	26.1
Timberland gains	(95.7)	—	—
Acquisition and integration related costs	9.1	17.0	29.7
Non-cash asset impairment charges	8.9	18.5	7.8
Gain on disposal of properties, plants and equipment, net	(3.7)	(19.2)	(13.9)
Loss on disposal of businesses, net	0.2	38.8	3.7
Operating profit	585.2	304.9	399.1
Interest expense, net	92.7	115.8	112.5
Debt extinguishment charges	—	—	22.0
Non-cash pension settlement charges	9.1	0.3	—
Other expense, net	4.8	2.7	2.6
Income before income tax expense and equity earnings of unconsolidated affiliates, net	478.6	186.1	262.0
Income tax expense	69.6	63.3	70.7
Equity earnings of unconsolidated affiliates, net of tax	(4.2)	(1.5)	(2.9)
Net income	413.2	124.3	194.2
Net income attributable to noncontrolling interests	(22.5)	(15.5)	(23.2)
Net income attributable to Greif, Inc.	$390.7	$108.8	$171.0
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$6.57	$1.83	$2.89
Class B common stock	$9.84	$2.74	$4.33
Diluted earnings per share attributed to Greif, Inc. common shareholders:
Class A common stock	$6.54	$1.83	$2.89
Class B common stock	$9.84	$2.74	$4.33
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended October 31, (in millions)	2021	2020	2019
Net income	$413.2	$124.3	$194.2
Other comprehensive income (loss), net of tax:
Foreign currency translation	(1.6)	(9.8)	(4.5)
Derivative financial instruments	21.1	(12.0)	(26.1)
Minimum pension liabilities	50.4	15.1	(25.3)
Other comprehensive income (loss), net of tax	69.9	(6.7)	(55.9)
Comprehensive income	483.1	117.6	138.3
Comprehensive income attributable to noncontrolling interests	21.4	2.6	23.9
Comprehensive income attributable to Greif, Inc.	$461.7	$115.0	$114.4
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

(in millions)	October 31, 2021	October 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$124.6	$105.9
Trade accounts receivable, net of allowance	889.5	636.6
Inventories:
Raw materials	390.7	208.4
Work-in-process	1.5	5.4
Finished goods	107.0	79.8
Assets held for sale	6.9	57.0
Assets held by special purpose entities	—	50.9
Prepaid expenses	54.0	43.0
Other current assets	89.9	115.8
	1,664.1	1,302.8
Long-term assets
Goodwill	1,515.4	1,518.4
Other intangible assets, net of amortization	648.4	715.3
Deferred tax assets	16.3	11.3
Pension assets	39.9	29.5
Operating lease assets	289.4	307.5
Other long-term assets	121.1	99.2
	2,630.5	2,681.2
Properties, plants and equipment
Timber properties, net of depletion	224.6	224.5
Land	161.9	162.6
Buildings	543.8	524.7
Machinery and equipment	2,042.3	1,930.6
Capital projects in progress	137.2	120.6
	3,109.8	2,963.0
Accumulated depreciation	(1,588.6)	(1,436.1)
	1,521.2	1,526.9
Total assets	$5,815.8	$5,510.9
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

(in millions)	October 31, 2021	October 31, 2020
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$704.5	$450.7
Accrued payroll and employee benefits	160.3	122.3
Restructuring reserves	20.3	21.6
Current portion of long-term debt	120.3	123.1
Short-term borrowings	50.5	28.4
Liabilities held for sale	0.9	—
Liabilities held by special purpose entities	—	43.3
Current portion of operating lease liabilities	54.0	52.3
Other current liabilities	203.3	158.4
	1,314.1	1,000.1
Long-term liabilities
Long-term debt	2,054.8	2,335.5
Operating lease liabilities	239.5	257.7
Deferred tax liabilities	318.0	339.2
Pension liabilities	78.3	137.7
Post-retirement benefit obligations	11.0	11.6
Contingent liabilities and environmental reserves	19.5	20.2
Long-term income tax payable	27.8	27.8
Other long-term liabilities	153.1	160.4
	2,902.0	3,290.1
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interests (Note 15)	24.1	20.0
Equity
Common stock, without par value	179.3	170.2
Treasury stock, at cost	(134.1)	(134.4)
Retained earnings	1,825.6	1,543.9
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation	(295.4)	(294.9)
Derivative financial instruments	(3.6)	(24.7)
Minimum pension liabilities	(57.5)	(107.9)
Total Greif, Inc. shareholders’ equity	1,514.3	1,152.2
Noncontrolling interests	61.3	48.5
Total shareholders’ equity	1,575.6	1,200.7
Total liabilities and shareholders’ equity	$5,815.8	$5,510.9
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended October 31, (in millions)	2021	2020	2019
Cash flows from operating activities:
Net income	$413.2	$124.3	$194.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	234.4	242.5	206.1
Timberland gains	(95.7)	—	—
Non-cash asset impairment charges	8.9	18.5	7.8
Non-cash pension settlement charges	9.1	0.3	—
Gain on disposals of properties, plants and equipment, net	(3.7)	(19.2)	(13.9)
Loss on disposals of businesses, net	0.2	38.8	3.7
Unrealized foreign exchange (gain) loss	1.0	(4.2)	3.0
Deferred income tax (benefit) expense	(47.2)	16.7	2.1
Transition tax benefit	—	—	(0.8)
Debt extinguishment charges	—	—	14.0
Non-cash lease expense	40.0	57.4	—
Other, net	(2.4)	(3.0)	4.2
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(247.5)	(9.1)	55.1
Inventories	(205.6)	27.1	33.9
Deferred purchase price on sold receivables	—	—	(6.9)
Accounts payable	230.4	38.1	(69.9)
Restructuring reserves	(1.4)	10.2	6.7
Operating leases	(43.5)	(56.8)	—
Pension and post-retirement benefit liabilities	(11.5)	(13.3)	(15.3)
Other, net	117.3	(13.6)	(34.5)
Net cash provided by operating activities	396.0	454.7	389.5
Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	—	—	(1,857.9)
Purchases of properties, plants and equipment	(140.7)	(131.4)	(156.8)
Purchases of and investments in timber properties	(6.6)	(5.4)	(5.4)
Proceeds from the sale of properties, plants, equipment and other assets	16.2	33.4	28.7
Proceeds from the sale of businesses	2.7	80.9	1.5
Proceeds on timberlands	145.1	—	—
Collections on receivables of SPE	50.9	—	—
Payments for issuance of loans receivable	(15.0)	—	—
Other	(5.8)	(2.7)	0.6
Net cash provided by (used in) investing activities	46.8	(25.2)	(1,989.3)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,806.4	1,319.9	3,732.3
Payments on long-term debt	(2,176.4)	(1,578.4)	(2,075.6)
Proceeds on short-term borrowings, net	21.1	17.0	2.2
Proceeds from trade accounts receivable credit facility	106.0	76.8	181.4
Payments on trade accounts receivable credit facility	(23.1)	(122.9)	(89.2)
Payments for liabilities in SPE	(43.3)	—	—
Dividends paid to Greif, Inc. shareholders	(105.8)	(104.3)	(104.0)
Dividends paid to noncontrolling interests	(7.8)	(13.4)	(9.2)
Payments for debt extinguishment and issuance costs	—	—	(44.1)
Purchases of redeemable noncontrolling interest	—	—	(11.9)
Cash contribution from noncontrolling interest holder	—	—	1.6
Net cash provided by (used in) financing activities	(422.9)	(405.3)	1,583.5
Reclassification of cash to assets held for sale	0.5	—	—

Effects of exchange rates on cash	(1.7)	4.4	(0.6)
Net increase (decrease) in cash and cash equivalents	18.7	28.6	(16.9)
Cash and cash equivalents at beginning of year	105.9	77.3	94.2
Cash and cash equivalents at end of year	$124.6	$105.9	$77.3

Year Ended October 31, (in millions)	2021	2020	2019
Supplemental information:
Non-cash transactions:
Capital expenditures included in accounts payable	$38.7	$17.2	$18.6
Schedule of interest and income taxes paid:
Cash payments for interest expense	$104.5	$119.9	$161.8
Cash payments for taxes	$54.7	$65.1	$71.4
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in millions, except shares amounts in thousands and per share amounts)						Accumulated Other Comprehensive Income (Loss)
	Capital Stock		Treasury Stock		Retained Earnings		Greif, Inc. Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
As of October 31, 2018	47,949	$150.5	28,893	$(135.4)	$1,469.8	$(377.1)	$1,107.8	$46.4	$1,154.2
Net income					171.0		171.0	23.2	194.2
Other comprehensive income (loss):
– Foreign currency translation						(5.2)	(5.2)	0.7	(4.5)
– Derivative financial instruments, net of $8.6 million income tax expense						(26.1)	(26.1)		(26.1)
– Minimum pension liability adjustment, net of $1.1 million income tax benefit						(25.3)	(25.3)		(25.3)
Comprehensive income							114.4		138.3
Adoption of ASU 2016-16					(2.1)		(2.1)		(2.1)
Current period mark to redemption value of redeemable noncontrolling interest					4.9		4.9		4.9
Net income allocated to redeemable noncontrolling interests								(2.3)	(2.3)
Dividends paid to Greif, Inc., Shareholders ($1.76 per Class A share and $2.63 per Class B share)					(104.0)		(104.0)		(104.0)
Dividends paid to noncontrolling interests								(7.9)	(7.9)
Acquisition of noncontrolling interest and other					(0.6)		(0.6)	(2.1)	(2.7)
Restricted stock directors	25	1.1	(25)	—			1.1		1.1
Long-term incentive shares issued	292	11.0	(292)	0.6			11.6		11.6
As of October 31, 2019	48,266	$162.6	28,576	$(134.8)	$1,539.0	$(433.7)	$1,133.1	$58.0	$1,191.1
Net income					108.8		108.8	15.5	124.3
Other comprehensive income (loss):
– Foreign currency translation						3.1	3.1	(12.9)	(9.8)
– Derivative financial instruments, net of $4.0 million income tax benefit						(12.0)	(12.0)		(12.0)
– Minimum pension liability adjustment, net of $4.8 million income tax expense						15.1	15.1		15.1
Comprehensive income							115.0		117.6
Current period mark to redemption value of redeemable noncontrolling interest and other					0.4		0.4		0.4
Net income allocated to redeemable noncontrolling interests								(0.1)	(0.1)
Dividends paid to Greif, Inc., Shareholders ($1.76 per Class A share and $2.63 per Class B share)					(104.3)		(104.3)		(104.3)
Dividends paid to noncontrolling interests								(12.0)	(12.0)
Long-term incentive shares issued	153	5.0	(153)	0.3			5.3		5.3
Shared based compensation	—	1.5	—	—			1.5		1.5
Restricted stock, executive	3	0.1	(3)	—			0.1		0.1
Restricted stock, directors	28	1.0	(28)	0.1			1.1		1.1
As of October 31, 2020	48,450	$170.2	28,392	$(134.4)	$1,543.9	$(427.5)	$1,152.2	$48.5	$1,200.7
Net income					390.7		390.7	22.5	413.2
Other comprehensive income (loss):
– Foreign currency translation						(0.5)	(0.5)	(1.1)	(1.6)
– Derivative financial instruments, net of $7.0 million income tax expense						21.1	21.1		21.1
– Minimum pension liability adjustment, net of $15.8 million income tax expense						50.4	50.4		50.4
Comprehensive income							461.7		483.1
Current period mark to redemption value of redeemable noncontrolling interest					(2.6)		(2.6)		(2.6)
Net income allocated to redeemable noncontrolling interests								(2.4)	(2.4)
Dividends paid to Greif, Inc., Shareholders ($1.78 and $2.66 per Class A share and Class B share, respectively)					(105.8)		(105.8)		(105.8)
Dividends paid to noncontrolling interests and other								(6.2)	(6.2)
Dividends earned on RSU shares					(0.6)		(0.6)		(0.6)
Long-term incentive shares issued	80	3.9	(80)	0.2			4.1		4.1
Share based compensation	—	3.9	—	—			3.9		3.9
Restricted stock, executive	3	0.1	(3)	—			0.1		0.1
Restricted stock, directors	26	1.2	(26)	0.1			1.3		1.3
As of October 31, 2021	48,559	$179.3	28,283	$(134.1)	$1,825.6	$(356.5)	$1,514.3	$61.3	$1,575.6
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Business
Greif, Inc. and its subsidiaries (collectively, “Greif,” “our,” or the “Company”), principally manufacture rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and remanufactured and reconditioned industrial containers, and provides services, such as container life cycle management, filling, logistics, warehousing and other packaging services. The Company produce and sell containerboard, corrugated sheets, corrugated containers, and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products. The Company also produce and sell coated recycled paperboard and uncoated recycled paperboard, some of which are used to produce and sell industrial products (tubes and cores, construction products, protective packaging and adhesives). In addition, the Company also purchase and sell recycled fiber. The Company is a leading global producer of flexible intermediate bulk containers. In addition, the Company owns timber properties in the southeastern United States which are actively harvested and regenerated. The Company has operations in over 40 countries.
Due to the variety of its products, the Company has many customers buying different products and due to the scope of the Company’s sales, no one customer is considered principal in the total operations of the Company.
The Company supplies a cross section of industries, such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agriculture, pharmaceuticals, minerals, packaging, automotive and building products, and makes spot deliveries on a day-to-day basis as its products are required by its customers. The Company does not operate on a backlog to any significant extent and maintains only limited levels of finished goods. Many customers place their orders weekly for delivery during the same week.
The Company’s raw materials are principally steel, resin, containerboard, old corrugated containers, pulpwood, recycled coated and uncoated paperboard and used industrial packaging for reconditioning.
There were approximately 16,000 full time employees of the Company as of October 31, 2021.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and majority-owned subsidiaries, joint ventures controlled by the Company or for which the Company is the primary beneficiary and equity earnings of unconsolidated affiliates. All intercompany transactions and balances have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity method based on the Company’s ownership interest in the unconsolidated affiliate.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Though actual amounts could significantly or materially differ from estimates, the most significant estimates are related to:
•Expected useful lives assigned to properties, plants and equipment;
•Goodwill and other intangible assets;
•Estimates of fair value;
•Environmental liabilities;
•Pension and post-retirement benefits, including plan assets;
•Income taxes;
•Net assets held for sale; and contingencies.

Cash and Cash Equivalents
The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.
Allowance for Doubtful Accounts
Trade receivables represent amounts owed to the Company through its operating activities and are presented net of allowance for doubtful accounts. The allowance for doubtful accounts totaled $6.1 million and $9.4 million as of October 31, 2021 and 2020, respectively. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. In addition, the Company recognizes allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on its historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances such as higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company were to occur, the recoverability of amounts due to the Company could change by a material amount. Amounts deemed uncollectible are written-off against the allowance for doubtful accounts.
Concentration of Credit Risk and Major Customers
The Company maintains cash depository accounts with banks throughout the world and invests in high quality short-term liquid instruments. Such investments are made only in instruments issued by high quality institutions and mature within three months. The Company did not incur any losses related to these investments during the years ended October 31, 2021, 2020, and 2019.
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
Inventory
The Company primarily uses the FIFO method of inventory valuation. Reserves for slow moving and obsolete inventories are provided based on historical experience, inventory aging and product demand. The Company continuously evaluates the adequacy of these reserves and adjusts these reserves as required.
Net Assets Held for Sale
Net assets held for sale represent land, buildings and other assets and liabilities for locations that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification ("ASC") 360, “Property, Plant, and Equipment,” at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the assets utilizing recent purchase offers, market comparables and/or reliable third party data. The Company's estimate as to fair value is regularly reviewed and assets are subject to changes, such as in the commercial real estate markets and the Company's continuing evaluation as to the asset’s acceptable sale price. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales of these assets within the upcoming year, assuming offers deemed sufficient by management are received as result of marketing efforts. See Note 6 herein for additional information regarding assets and liabilities held for sale.
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
The Company’s determinations of estimated fair value of the reporting units are based on both the market approach and a discounted cash flow analysis utilizing the income approach. Under the market approach, the principal inputs are market prices and valuation multiples for public companies engaged in businesses that are considered comparable to the reporting unit. Under the income approach, the principal inputs are the reporting unit’s cash-generating capabilities and the discount rate. The discount rates used in the income approach are based on a market participant’s weighted average cost of capital. The use of alternative estimates, including different peer groups or changes in the industry, or adjusting the discount rate, earnings before interest, taxes, depreciation, depletion and amortization forecasts or cash flow assumptions used could affect the estimated fair value of the reporting units and potentially result in goodwill impairment. Any identified impairment would result in an expense to the Company’s results of operations. See Note 2 for additional information regarding goodwill and other intangible assets.
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

Years
Trade names	10-15
Customer relationships	5-23
Non-compete agreements	3-10
Other intangibles	7-15

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

Internal Use Software
Internal use software is accounted for under ASC 985, “Software.” Internal use software is software that is acquired, internally developed or modified solely to meet the Company’s needs and for which, during the software’s development or modification, a plan does not exist to market the software externally. Costs incurred to develop the software during the application development stage and for upgrades and enhancements that provide additional functionality are capitalized and then amortized over a three-year period. Internal use software is capitalized as a component of machinery and equipment on the consolidated balance sheets.
Long-Lived Assets
Properties, plants and equipment are stated at cost. Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings	30
Machinery and equipment	10-15

Depreciation expense was $164.6 million, $169.1 million and $149.0 million in 2021, 2020 and 2019, respectively. Expenditures for repairs and maintenance are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts. Gains or losses are credited or charged to income as incurred.
The Company capitalizes interest on long-term fixed asset projects using a rate that approximates the weighted average cost of borrowing. For the years ended October 31, 2021, 2020 and 2019, the Company's capitalized interest costs were not material.
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
As of October 31, 2021, the Company's timber properties consisted of approximately 175,000 acres, all of which were located in the southeastern United States. The Company’s land costs are maintained by tract. Upon acquisition of a new timberland tract, the Company records separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. The Company begins recording pre-merchantable timber costs at the time the site is prepared for planting. Costs capitalized during the establishment period include site preparation by aerial spray, costs of seedlings, including refrigeration rental and trucking, planting costs, herbaceous weed control, woody release and labor and machinery use. The Company does not capitalize interest costs in the process. Property taxes are expensed as incurred. New road construction costs are capitalized as land improvements and depreciated over a 10 to 20 year period. Road repairs and maintenance costs are expensed as incurred. Costs after establishment of the seedlings, including management costs, pre-commercial thinning costs and fertilization costs, are expensed as incurred. Once the timber becomes merchantable, the cost is transferred from the pre-merchantable timber category to the merchantable timber category in the depletion block.
Merchantable timber costs are maintained by five product classes: pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a depletion block, with each depletion block based upon a geographic district or subdistrict. Currently, the Company has five depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, the Company estimates the volume of the Company’s merchantable timber for the five product classes by each depletion block and depletion costs recognized upon sales are calculated as volumes sold times the unit costs in the respective depletion block. For the years ended October 31, 2021, 2020 and 2019, the Company's depletion expense was not material.
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
Self-insurance
The Company is self-insured for certain of the claims made under its employee medical and dental insurance programs. The Company had recorded liabilities totaling $7.4 million and $7.2 million for estimated costs related to outstanding claims as of October 31, 2021 and 2020, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on management’s assessment of outstanding claims, historical analyses and current payment trends. The Company recorded an estimate for the claims incurred, but not reported using an estimated lag period based upon historical information.
The Company has certain deductibles applied to various insurance policies including general liability, product, vehicle and workers’ compensation. The Company maintains liabilities totaling $24.0 million and $24.7 million for anticipated costs related to general liability, product, vehicle and workers’ compensation claims as of October 31, 2021 and 2020, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on the Company’s assessment of its deductibles, outstanding claims, historical analysis, actuarial information and current payment trends.
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
Equity earnings of unconsolidated affiliates, net of tax
Equity earnings of unconsolidated affiliates, net of tax represent the Company’s share of earnings of affiliates in which the Company does not exercise control, but has significant influence. Investments in such affiliates are accounted for using the equity method of accounting. The Company has an equity interest in three such affiliates as of October 31, 2021. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings.
Other Comprehensive Income
The Company's other comprehensive income is significantly impacted by foreign currency translation, effective cash flow hedges and defined benefit pension and post-retirement benefit adjustments.
The impact of foreign currency translation is affected by the translation of assets, liabilities and operations of the Company's foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar and the recognition of accumulated foreign currency translation upon the disposal of foreign entities. The primary assets and liabilities affecting the adjustments are: cash and cash equivalents; accounts receivable; inventory; properties, plants and equipment; accounts payable; pension and other post-retirement benefit obligations; and certain intercompany loans payable and receivable. The primary currencies in which these assets and liabilities are denominated are the Euro, Brazilian real and Chinese yuan. Currently, cross currency swaps are held by the Company to synthetically swap U.S. dollar denominated fixed rate debt into Euro denominated fixed rate debt, thus reducing the impact of foreign currency translation for operations and investments we have in various international locations. The Company uses the critical terms match method for assessing the effectiveness of the swaps.
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
(2)The plan identifies the number of employees to be terminated, their job classifications or functions and their locations and the expected completion date.
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
Stock-Based Compensation Expense
The Company recognizes stock-based compensation expense in accordance with ASC 718, “Compensation – Stock Compensation.” ASC 718 requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock and restricted stock units.
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
Contract liabilities relate primarily to prepayments received from the Company’s customers before revenue is recognized and from volume rebates to customers. These amounts are included in other current liabilities in the consolidated balance sheets. The Company does not have any material contract assets. Freight charged to customers is included in net sales in the statement of income.
The Company's contracts with customers are broadly similar in nature throughout its reportable segments, but the amount, timing and uncertainty of revenue and cash flows may vary in each reportable segment due to geographic factors. See Note 13 herein for additional disclosures of revenue disaggregated by geography for each reportable segment.
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

The cumulative translation adjustments, which represent the effects of translating assets and liabilities of the Company’s international operations, are presented in the consolidated statements of changes in shareholders’ equity in accumulated other comprehensive income (loss). Transaction gains and losses on foreign currency transactions denominated in a currency other than an entity’s functional currency are credited or charged to income. The amounts included in other expense, net related to foreign currency transaction losses were not material for the years ended October 31, 2021, 2020 and 2019.
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
The Company's cross currency interest rate swap agreement synthetically swaps United States ("U.S.") dollar denominated fixed rate debt for Euro denominated fixed rate debt and is designated as a net investment hedge for accounting purposes. The gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Interest payments received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the consolidated statements of income.
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

The Company presents various fair value disclosures in Note 6 and Note 9 of the Notes to the consolidated financial statements.
Newly Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a current expected credit loss model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for years beginning after December 15, 2019, including interim periods within those years, with early adoption permitted. The Company adopted this ASU on November 1, 2020. The adoption of this guidance did not have a material impact on financial position, results of operations, comprehensive income, cash flows or disclosures.
Recently Issued Accounting Standards
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. This ASU is effective for years beginning after December 15, 2020, including interim periods within those years, with early adoption permitted. The effective date for the Company to adopt this ASU is November 1, 2021. The Company has completed its assessment related to the adoption of the ASU and based on the current structure of the Company and its operations, the ASU is not expected to have a material impact on the financial position, result of operations, comprehensive income, cash flows or disclosures.
NOTE 2 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill by reportable segment for the years ended October 31, 2021 and 2020:

(in millions)	Global Industrial Packaging (1)	Paper Packaging & Services	Total
Balance at October 31, 2019	$731.7	$786.1	$1,517.8
Goodwill allocated to divestitures and businesses held for sale	(0.7)	(35.6)	(36.3)
Goodwill adjustments related to acquisitions	1.1	17.4	18.5
Currency translation	18.4	—	18.4
Balance at October 31, 2020	$750.5	$767.9	$1,518.4
Goodwill allocated to divestitures and businesses held for sale	(0.4)	—	(0.4)
Goodwill adjustments	(0.2)	—	(0.2)
Currency translation	(2.6)	0.2	(2.4)
Balance at October 31, 2021	$747.3	$768.1	$1,515.4
(1)Accumulated goodwill impairment loss was $63.3 million as of October 31, 2021, 2020 and 2019, related to the Global Industrial Packaging reportable segment.
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
The Company performed its annual goodwill impairment test as of August 1, 2021. The fair value of the Company's goodwill reporting units exceeded the carrying value, resulting in no impairment. Discount rates and revenue growth rates are the assumptions that are most sensitive and susceptible to change as they require significant management judgment. In addition, certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumption and demand, could result in changes to these assumptions and judgments. A revision of these assumptions could cause the fair value of the reporting unit to fall below its respective carrying value. As for all of the Company's reporting units, if in future years, the reporting unit's actual results are not consistent with the Company's estimates and assumptions used to calculate fair value, the Company may be required to recognize material impairments to goodwill.

The following table summarizes the carrying amount of net intangible assets by class as of October 31, 2021 and 2020:

(in millions)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
October 31, 2021:
Indefinite lived:
Trademarks and patents	$13.4	$—	$13.4
Definite lived:
Customer relationships	887.0	259.4	627.6
Trademarks and patents	27.3	20.8	6.5
Non-compete agreements	0.7	0.6	0.1
Other	1.8	1.0	0.8
Total	$930.2	$281.8	$648.4

October 31, 2020:
Indefinite lived:
Trademarks and patents	$13.5	$—	$13.5
Definite lived:
Customer relationships	891.8	204.9	686.9
Trademarks and patents	27.4	14.9	12.5
Non-compete agreements	1.7	1.2	0.5
Other	20.9	19.0	1.9
Total	$955.3	$240.0	$715.3

Gross intangible assets decreased by $25.1 million for the year ended October 31, 2021. The decrease was attributable to the write-off of $25.1 million fully-amortized assets and $0.3 million of currency fluctuations; offset by $0.3 million of immaterial asset acquisitions.
Amortization expense was $66.9 million, $69.1 million and $53.2 million for the years ended October 31, 2021, 2020 and 2019, respectively. Amortization expense for the next five years is expected to be $59.6 million in 2022, $56.9 million in 2023, $53.6 million in 2024, $51.0 million in 2025 and $50.3 million in 2026.
Definite lived intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that are contractually or legally determined, or over the period a market participant would benefit from the asset. Indefinite lived intangibles of approximately $13.4 million as of October 31, 2021, related primarily to the Tri-Sure trademark and trade names related to Closures, Blagden Express, Closed-loop, Box Board and Pachmas, are not amortized, but rather are tested for impairment at least annually.
NOTE 3 – RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the years ended October 31, 2021 and 2020:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2019	$9.5	$1.8	$11.3
Costs incurred and charged to expense	26.4	12.3	38.7
Costs paid or otherwise settled	(18.0)	(10.4)	(28.4)
Balance at October 31, 2020	$17.9	$3.7	$21.6
Costs incurred and charged to expense	14.9	8.2	23.1
Costs paid or otherwise settled	(14.2)	(10.2)	(24.4)
Balance at October 31, 2021	$18.6	$1.7	$20.3

The focus for restructuring activities in 2021 was to optimize and integrate operations in the Paper Packaging & Services reportable segment and to rationalize operations and close underperforming assets in the Global Industrial Packaging reportable segment. During the year ended October 31, 2021, the Company recorded restructuring charges of $23.1 million, as compared to $38.7 million of restructuring charges recorded during the year ended October 31, 2020. The restructuring activity for the year ended October 31, 2021 consisted of $14.9 million in employee separation costs and $8.2 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities. There were five plants closed in 2021, and a total of 177 employees severed throughout 2021 as part of the Company’s restructuring efforts.
The focus for restructuring activities in 2020 was to optimize and integrate operations in the Paper Packaging & Services reportable segment related to the acquisition of Caraustar Industries, Inc. and its subsidiaries ("Caraustar") on February 11, 2019 (the “Caraustar Acquisition”), and continue to rationalize operations and close underperforming assets in the Global Industrial Packaging segments. During 2020, the Company recorded restructuring charges of $38.7 million, consisting of $26.4 million in employee separation costs and $12.3 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities. There were sixteen plants closed and a total of 658 employees severed throughout 2020 as part of the Company’s restructuring efforts.
The focus for restructuring activities in 2019 was to optimize and integrate operations in the Paper Packaging & Services reportable segment related to the Caraustar Acquisition and continue to rationalize operations and close underperforming assets in the Global Industrial Packaging segments. During 2019, the Company recorded restructuring charges of $26.1 million, consisting of $22.5 million in employee separation costs and $3.6 million in other restructuring costs, primarily consisting of professional fees incurred for services specifically associated with employee separation and relocation. There were twelve plants closed and a total of 430 employees severed throughout 2019 as part of the Company’s restructuring efforts.
The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-K. Remaining amounts expected to be incurred were $10.8 million as of October 31, 2021:

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the year ended October 31, 2021	Amounts Remaining to be Incurred
Global Industrial Packaging:
Employee separation costs	$19.5	$13.7	5.8
Other restructuring costs	5.8	3.4	2.4
	25.3	17.1	8.2
Paper Packaging & Services:
Employee separation costs	1.4	1.1	0.3
Other restructuring costs	7.1	4.8	2.3
	8.5	5.9	2.6
Land Management:
Employee separation costs	0.1	0.1	—
	0.1	0.1	—
Total	$33.9	$23.1	$10.8

NOTE 4 – CONSOLIDATION OF VARIABLE INTEREST ENTITIES
The Company evaluates whether an entity is a VIE whenever reconsideration events occur and performs reassessments of all VIEs quarterly to determine if the primary beneficiary status is appropriate. The Company consolidates VIEs for which it is the primary beneficiary. If the Company is not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity or cost method of accounting, as appropriate. When assessing the determination of the primary beneficiary, the Company considers all relevant facts and circumstances, including: the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE.

Flexible Packaging Joint Venture
On September 29, 2010, Greif, Inc. and one of its indirect subsidiaries formed a joint venture (referred to herein as the “Flexible Packaging JV” or "FPS VIE") with Dabbagh Group Holding Company Limited and one of its subsidiaries, originally National Scientific Company Limited and now Gulf Refined Packaging for Industrial Packaging Company LTD ("GRP"). The Flexible Packaging JV owns the operations in the Company's flexible packaging business, which are included in Global Industrial Packaging reportable segment. The Flexible Packaging JV has been consolidated into the operations of the Company since its formation date of September 29, 2010.
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
The following table presents the Flexible Packaging JV total net assets:

(in millions)	October 31, 2021	October 31, 2020
Cash and cash equivalents	$19.6	$19.0
Trade accounts receivable, less allowance of $0.4 in 2021 and $0.7 in 2020	59.0	47.5
Inventories	58.5	36.0
Properties, plants and equipment, net	25.8	22.8
Other assets	25.1	20.3
Total assets	$188.0	$145.6

Accounts payable	$45.3	$29.4
Other liabilities	40.7	22.8
Total liabilities	$86.0	$52.2
Net income attributable to the noncontrolling interest in the Flexible Packaging JV for the years ended October 31, 2021, 2020 and 2019 were $7.9 million, $6.4 million and $12.4 million, respectively.
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

The following table presents the Paper Packaging JV total net assets:

(in millions)	October 31, 2021	October 31, 2020
Cash and cash equivalents	$5.9	$—
Trade accounts receivable, less allowance of $0.0 in 2021 and $0.0 in 2020	9.4	5.5
Inventories	10.8	6.3
Properties, plants and equipment, net	31.1	34.3
Other assets	0.5	0.6
Total assets	$57.7	$46.7

Accounts payable	3.4	5.2
Other liabilities	1.7	1.3
Total liabilities	$5.1	$6.5
Net income (loss) attributable to the noncontrolling interest in the Paper Packaging JV for the years ended October 31, 2021, 2020 and 2019 were $0.5 million, $(1.8) million and $(0.1) million, respectively.
Non-United States Accounts Receivable VIE
As further described in Note 5 of the Notes to Consolidated Financial Statements, Cooperage Receivables Finance B.V. is a party to the Nieuw Amsterdam Receivables Financing Agreement (the "European RFA"). Cooperage Receivables Finance B.V. is deemed to be a VIE since this entity is not able to satisfy its liabilities without the financial support from the Company. While this entity is a separate and distinct legal entity from the Company and no ownership interest in this entity is held by the Company, the Company is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE. As a result, Cooperage Receivables Finance B.V. has been consolidated into the operations of the Company.
NOTE 5 – LONG-TERM DEBT
Long-term debt is summarized as follows:

(in millions)	October 31, 2021	October 31, 2020
2019 Credit Agreement - Term Loans	$1,247.3	$1,429.8
Senior Notes due 2027	495.9	495.1
Senior Notes due 2021	—	234.8
Accounts receivable credit facilities	391.1	310.0
2019 Credit Agreement - Revolving Credit Facility	50.5	—
Other debt	0.6	—
	2,185.4	2,469.7
Less current portion	120.3	123.1
Less deferred financing costs	10.3	11.1
Long-term debt, net	$2,054.8	$2,335.5
2019 Credit Agreement
On February 11, 2019, the Company and certain of its subsidiaries entered into an amended and restated senior secured credit agreement (the “2019 Credit Agreement”) with a syndicate of financial institutions. The Company's obligations under the 2019 Credit Agreement are guaranteed by certain of its U.S. and non-U.S. subsidiaries.
The 2019 Credit Agreement provides for (a) an $800.0 million secured revolving credit facility, consisting of a $600.0 million multicurrency facility and a $200.0 million U.S. dollar facility, maturing on February 11, 2024, (b) a $1,275.0 million secured term A-1 loan with quarterly principal installments that commenced on April 30, 2019 and continue through maturity on

January 31, 2024, (c) a $400.0 million secured term A-2 loan with quarterly principal installments that commenced on April 30, 2019 and continue through maturity on January 31, 2026, and (d) a $225.0 million secured term A-3 loan with quarterly principal installments that commenced on July 31, 2021 and continue through maturity on July 15, 2026. In addition, the Company has an option to add an aggregate of $475.0 million to the secured revolving credit facility under the 2019 Credit Agreement with the agreement of the lenders. The revolving credit facility is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, and to finance acquisitions.
As of October 31, 2021, $1,297.8 million was outstanding under the 2019 Credit Agreement. The current portion of such outstanding amount was $120.3 million, and the long-term portion was $1,177.5 million. The weighted average interest rate for borrowings under the 2019 Credit Agreement was 1.81% for the year ended October 31, 2021. The actual interest rate for borrowings under the 2019 Credit Agreement was 1.41% as of October 31, 2021. The deferred financing costs associated with the term loan portion of the 2019 Credit Agreement totaled $8.4 million as of October 31, 2021 and are recorded as a reduction of long-term debt on the consolidated balance sheets. The deferred financing costs associated with the revolver portion of the 2019 Credit Agreement totaled $4.2 million as of October 31, 2021 and are recorded within other long-term assets on the consolidated balance sheets.
Senior Notes due 2027
On February 11, 2019, the Company issued $500.0 million of 6.50% Senior Notes due March 1, 2027 (the "Senior Notes due 2027"). Interest on the Senior Notes due 2027 is payable semi-annually and commenced on September 1, 2019. The Company's obligations under the Senior Notes due 2027 are guaranteed by its U.S. subsidiaries that guarantee the 2019 Credit Agreement, as described above. The Company used the net proceeds from the issuance of the Senior Notes due 2027, together with borrowings under the 2019 Credit Agreement, to fund the purchase price of the Caraustar Acquisition, to redeem all of the Senior Notes due 2019, to repay outstanding borrowings under the Company's then existing credit agreement, and to pay related fees and expenses. The deferred financing cost associated with the Senior Notes due 2027 totaled $1.9 million as of October 31, 2021 and is recorded as a reduction of long-term debt on the consolidated balance sheets.
United States Trade Accounts Receivable Credit Facility
On September 24, 2019, certain U.S. subsidiaries of Greif, Inc. (the “Company”) amended and restated the existing receivables financing facility (the “U.S. Receivables Facility”). Greif Receivables Funding LLC (“Greif Funding”), Greif Packaging LLC (“Greif Packaging”), for itself and as servicer, and certain other U.S. subsidiaries of the Company entered into a Third Amended and Restated Transfer and Administration Agreement, dated as of September 24, 2019 (the “Third Amended TAA”), with Bank of America, N.A., as the agent, managing agent, administrator and committed investor, and various investor groups, managing agents, and administrators, from time to time parties thereto. The Third Amended TAA provided for a $275.0 million U.S. Receivables Facility. On May 26, 2021, the Third Amended TAA was amended with a new maturity date of May 26, 2022.
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
The U.S. Receivables Facility is secured by certain trade accounts receivables related to the Global Industrial Packaging and the Paper Packaging & Services businesses of Greif Packaging and other subsidiaries of the Company in the United States and bears interest at a variable rate based on the London InterBank Offered Rate or an applicable base rate, plus a margin, or a commercial paper rate, all as provided in the Third Amended TAA. Interest is payable on a monthly basis and the principal balance is payable upon termination of the U.S. Receivables Facility. The $275.0 million outstanding balance under the U.S. Receivables Facility as of October 31, 2021 is reported as long-term debt in the consolidated balance sheets because the Company intends to refinance this obligation on a long-term basis and has the intent and ability to consummate a long-term refinancing.

International Trade Accounts Receivable Credit Facilities
On July 27, 2021, Cooperage Receivables Finance B.V. and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc., amended and restated the European RFA with affiliates of a major international bank. The amended and restated European RFA matures April 26, 2022. The European RFA provides an accounts receivable financing facility of up to €100.0 million ($116.1 million as of October 31, 2021) secured by certain European accounts receivable. The $116.1 million outstanding on the European RFA as of October 31, 2021 is reported as long-term debt on the consolidated balance sheets because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing by exercising the renewal option in the respective agreement or entering into new financing arrangements.
Short-Term Borrowings
The Company had short-term borrowings of $50.5 million and $28.4 million as of October 31, 2021 and 2020, respectively. There are no financial covenants associated with this other debt.
As of October 31, 2021, annual scheduled payments and maturities, including the current portion of long-term debt, were $562.5 million in 2022, $120.3 million in 2023, $611.0 million in 2024, $26.1 million in 2025, $369.6 million in 2026 and $495.9 million thereafter.
NOTE 6 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value of those assets and (liabilities) measured on a recurring basis as of October 31, 2021 and 2020:

	October 31, 2021
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$7.6	$—	$7.6	$—	$(16.8)	$—	$(16.8)
Foreign exchange hedges	—	0.1	—	0.1	—	(0.1)	—	(0.1)
Insurance annuity	—	—	20.9	20.9	—	—	—	—
Cross currency swap	—	10.2	—	10.2	—	(1.2)	—	(1.2)

	October 31, 2020
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$—	$—	$—	$—	$(37.9)	$—	$(37.9)
Foreign exchange hedges	—	1.5	—	1.5	—	(1.6)	—	(1.6)
Insurance annuity	—	—	21.4	21.4	—	—	—	—
Cross currency swap	—	8.9	—	8.9	—	—	—	—

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of October 31, 2021 and 2020 approximate their fair values because of the short-term nature of these items and are not included in this table.
Interest Rate Derivatives
The Company has various borrowing facilities which charge interest based on the one-month U.S. dollar LIBOR rate plus an interest spread.
In 2020 (effective July 15, 2021), the Company entered into four interest rate swaps with a total notional amount of $200.0 million, maturing on July 15, 2029. The Company receives variable rate interest payments based upon one-month U.S. dollar LIBOR, and in return the Company is obligated to pay interest at a weighted-average interest rate of 0.90%, plus a spread. This effectively converted the borrowing rate on an amount of debt equal to the outstanding notional amount of the interest rate swap from a variable rate to a fixed rate.

In 2019, the Company entered into six interest rate swaps with a total notional amount of $1,300.0 million that amortize to $200.0 million over a five-year term. The outstanding notional as of October 31, 2021 is $500.0 million. The Company receives variable rate interest payments based upon one-month U.S. dollar LIBOR, and in return the Company is obligated to pay interest at a weighted-average interest rate of 2.49%, plus a spread. This effectively converted the borrowing rate on an amount of debt equal to the outstanding notional amount of the interest rate swap from a variable rate to a fixed rate.
In 2017, the Company entered into three interest swaps with a total notional amount of $300.0 million. As of February 1, 2017, the Company began to receive variable rate interest payments based upon one-month U.S. dollar LIBOR and in return was obligated to pay interest at a fixed rate of 1.19%, plus a spread. This effectively converted the borrowing rate on $300.0 million of debt from a variable rate to a fixed rate.
These derivatives are designated as cash flow hedges for accounting purposes. Accordingly, the gain or loss on these derivative instruments are reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. See Note 14 herein for additional disclosures of the aggregate gain or loss included within other comprehensive income. The assumptions used in measuring fair value of these interest rate derivatives are considered level 2 inputs, which are based upon observable market rates, including LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements.
Gains (losses) reclassified to earnings under these contracts were $(18.1) million, $(16.5) million and $3.0 million for the year ended October 31, 2021, 2020 and 2019. A derivative loss of $11.5 million, based upon interest rates at October 31, 2021, is expected to be reclassified from accumulated other comprehensive income (loss) to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of October 31, 2021, the Company had outstanding foreign currency forward contracts in the notional amount of $81.8 million ($268.6 million as of October 31, 2020).
Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
Realized gains (losses) recorded in other expense, net under fair value contracts were $0.4 million, $(3.2) million and $4.6 million for the years ended October 31, 2021, 2020 and 2019, respectively. The unrealized net gain (loss) recognized by the Company in other expense, net was not material for the years ended October 31, 2021, 2020 and 2019, respectively.
Cross Currency Swap
On October 1, 2021, the Company entered into two cross currency interest rate swap agreements that synthetically swap $116.8 million of fixed rate debt to Euro denominated fixed rate debt. The Company receives a weighted average rate of 1.26% on these swaps. These agreements are designated as cash flow hedges for accounting purposes and will mature on October 5, 2026.
On August 11, 2021, the Company entered into two cross currency interest rate swap agreements that synthetically swap $117.6 million of fixed rate debt to Euro denominated fixed rate debt. The Company receives a weighted average rate of 1.19% on these swaps. These agreements are designated as net investment hedges for accounting purposes and will mature on August 10, 2026.
On March 6, 2018, the Company entered into two cross currency interest rate swap agreements that synthetically swaps $100.0 million of fixed rate debt to Euro denominated fixed rate debt. Greif receives a rate of 2.35% on these swaps. These agreements are designated as a net investment hedge for accounting purposes and will mature on March 6, 2023.
The gain or loss on the net investment hedge derivative instruments is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. See Note 14 herein for additional disclosure of the aggregate gain or loss included within other comprehensive income. The gain or loss on the cash flow hedge derivative instruments is included in the unrealized foreign exchange component of other expense, offset by the underlying gain or loss on the underlying cash flows that are being hedged. Interest payments received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the consolidated statements of income. The assumptions used in measuring fair value of the cross currency swap are considered level 2 inputs, which are based upon the Euro to United States dollar exchange rate market.
For the years ended October 31, 2021, 2020 and 2019, gains recorded in interest expense, net under the cross currency swap agreements were $2.2 million, $2.4 million and $2.4 million, respectively.
Other Financial Instruments
The fair values of the Company’s 2019 Credit Agreement, the U.S. Receivables Facility and European RFA do not materially differ from carrying value as the Company’s cost of borrowing is variable and approximates current borrowing rates. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.”
The following table presents the estimated fair values for the Company’s Senior Notes due 2027:

(in millions)	October 31, 2021	October 31, 2020
Senior Notes due 2027 estimated fair value	$520.0	$524.4

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

Non-Recurring Fair Value Measurements
The Company recognized asset impairment charges of $8.9 million and $18.5 million for the years ended October 31, 2021 and 2020.
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the twelve months ended October 31, 2021 and 2020:

	Quantitative Information about Level 3 Fair Value Measurements
(in millions)	Fair Value of Impairment	Valuation Technique	Unobservable Input	Range of Input Values
October 31, 2021
Impairment of Net Assets Held for Sale	$1.0	Indicative Bids	Indicative Bids	N/A
Impairment of Long Lived Assets	$7.9	Discounted Cash Flows, Indicative Bids	Discounted Cash Flows, Indicative Bids	N/A
Total	$8.9

October 31, 2020
Impairment of Long Lived Assets	$18.5	Discounted Cash Flows, Indicative Bids	Discounted Cash Flows, Indicative Bids	N/A
Total	$18.5

Long-Lived Assets and Assets and Liabilities Held for Sale
During the year ended October 31, 2021, the Company wrote down long-lived assets with a carrying value of $9.9 million to a fair value of $1.0 million, resulting in recognized asset impairment charges of $8.9 million. These charges include $2.7 million related to properties, plants and equipment, net, in the Global Industrial Packaging reportable segment, $1.2 million related properties, plants and equipment, net in the Land Management reportable segment, and $5.0 million related to properties, plants and equipment, net, in the Paper Packaging & Services reportable segment.
During the year ended October 31, 2020, the Company wrote down long-lived assets with a carrying value of $36.4 million to a fair value of $17.9 million, resulting in recognized asset impairment charges of $18.5 million. These charges include $5.1 million related to properties, plants and equipment, net, in the Global Industrial Packaging reportable segment, $0.9 million related to definite-lived intangibles in the Global Industrial Packaging reportable segment, and $12.5 million related to properties, plants and equipment, net, in the Paper Packaging & Services reportable segment.
During the year ended October 31, 2019, the Company wrote down long-lived assets with a carrying value of $8.0 million to a fair value of $0.2 million, resulting in recognized asset impairment charges of $7.8 million. These charges include $0.6 million related to properties, plants and equipment, net, in the Global Industrial Packaging reportable segment, and $5.1 million related to properties, plants and equipment, net, in the Paper Packaging & Services reportable segment.
The assumptions used in measuring fair value of long-lived assets are considered level 3 inputs, which include bids received from third parties, recent purchase offers, market comparable information and discounted cash flows based on assumptions that market participants would use.
Goodwill and Indefinite-Lived Intangibles
On an annual basis or when events or circumstances indicate impairment may have occurred, the Company performs impairment tests for goodwill and indefinite-lived intangibles as defined under ASC 350, “Intangibles-Goodwill and Other.” During the year ended October 31, 2020, the Company allocated $35.6 million of goodwill to the Consumer Packaging Group ("CPG") divestiture in April 2020, on a relative fair value basis. There was no goodwill impairment for the years ended October 31, 2021, 2020 or 2019.
NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation is accounted for in accordance with ASC 718, “Compensation – Stock Compensation,” which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model.
The Company's stock-based compensation plans include the Long-Term Incentive Plan, which is comprised of the 2020 Long-Term Incentive Plan (the “2020 LTIP”) and the 2006 Amended and Restated Long-Term Incentive Plan (the “2006 LTIP”); the 2005 Outside Directors Equity Award Plan (the “2005 Directors Plan”); and the 2001 Management Equity Incentive and Compensation Plan (the “2001 Plan”). The total stock compensation expense (income) recorded under these plans was $34.1 million, $(1.2) million and $12.7 million for periods ended October 31, 2021, 2020 and 2019 respectively.
The Long-Term Incentive Plan is intended to focus management on the key measures that drive superior performance over the longer term. The Long-Term Incentive Plan provides key employees with incentive compensation based upon consecutive and overlapping three-year performance periods that commence at the start of every year. For each three-year performance period, the performance goals are based on performance criteria as determined by the Compensation Committee.
2020 Long-Term Incentive Plan
For the three-year performance periods ending after fiscal 2021, awards were or will be made under the 2020 LTIP. Participants may be granted restricted stock units (“RSUs”) or performance stock units (“PSUs”) or a combination thereof.
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
The Company has made the following grants of RSUs under the 2020 LTIP:

Issuance Date	December 17, 2020	February 25, 2020
Service Period	11/1/2020 - 10/31/2023	11/1/2019 - 10/31/2022
RSUs Granted	139,360	147,325
Weighted Average Fair Value of RSUs	$48.50	$37.42
The Company grants PSUs for a three-year performance period based upon service, performance criteria and market conditions. The performance criteria are based on targeted levels of adjusted earnings before interest, taxes, depreciation, depletion and amortization and total shareholder return as determined by the Compensation Committee. The PSUs are a liability-classified plan wherein the fair value of the PSUs awarded is determined at each reporting period using a Monte Carlo simulation. A Monte Carlo simulation uses assumptions including the risk-free interest rate, expected volatility of the Company’s stock price and expected life of the awards to determine a fair value of the market condition throughout the vesting period. If earned, the PSUs are to be awarded in shares of Class A Common Stock.
The following table summarizes the key assumptions used in estimating the value of PSUs:

Issuance Date	December 17, 2020	February 25, 2020
Performance Period	11/1/2020 - 10/31/2023	11/1/2019 - 10/31/2022
PSUs Issued	253,102	258,519
Weighted Average Fair Value of PSUs at Issuance Date	$47.26	$35.58
Weighted Average Fair Value of PSUs at Valuation Date	$67.97	$73.50
Valuation Date Stock Price	$64.94	$64.94
Risk-Free Rate	0.5%	0.1%
Estimated Volatility	40.2%	31.0%
2006 Amended and Restated Long-Term Incentive Plan
For each of the three-year performance periods ending in fiscal 2021, 2020 and 2019, awards were made under the 2006 LTIP, with the performance goals based on targeted levels of adjusted earnings before interest, taxes, depreciation, depletion and amortization. For each of these periods, awards are to be paid 50% in cash and 50% in restricted stock. All restricted stock awards under the 2006 LTIP are fully vested at the date of award. Under the 2006 LTIP, the Company granted 80,252 shares of restricted Class A Common Stock with a grant date fair value of $50.08 for 2021 and 153,275 shares of restricted Class A Common Stock with a grant date fair value of $34.50 for 2020.

The total stock compensation expense (income) recorded under the 2020 and 2006 LTIP was $32.8 million, $(2.4) million and $11.6 million for the periods ended October 31, 2021, 2020 and 2019, respectively.
2005 Directors Plan
Under the 2005 Directors Plan, the Company granted 25,686 shares of restricted Class A Common Stock with a grant date fair value of $47.29 in 2021 and 27,768 shares of restricted Class A Common Stock with a grant date fair value of $38.89 in 2020. The total expense recorded under the 2005 Directors Plan was $1.2 million, $1.1 million and $1.1 million for the periods ended October 31, 2021, 2020 and 2019, respectively. All restricted stock awards under the 2005 Directors Plan are fully vested at the date of award.
For the 2005 Directors Plan, no stock options were granted in 2021, 2020 or 2019 and no shares were forfeited in 2021, 2020 or 2019.
2001 Plan
During 2019, the Company awarded an officer, as part of the terms of the officer's initial employment arrangement, 9,000 shares of Class A Common Stock under the 2001 Plan. These shares were issued subject to vesting and post-vesting restrictions on the sale or transfer until November 5, 2023. These shares vested in equal installments of 3,000 on November 5, 2019, 2020 and 2021. Share-based compensation expense was $0.1 million for each the period ended October 31, 2021, 2020 and 2019.
For the 2001 Plan, no stock options were granted in 2021, 2020 or 2019 and no shares were forfeited in 2021, 2020 or 2019.
NOTE 8 – INCOME TAXES
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted into law in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as enhanced interest deductibility, repeal of the 80% limitation with respect to net operating losses arising in taxable years 2018, 2019 and 2020, and additional depreciation deductions related to qualified improvement property. Further, on December 27, 2020, the Consolidated Appropriations Act of 2021 was enacted, which extended or expanded upon the income tax provisions outlined in the CARES Act. The Company has concluded its analysis of these provisions as October 31, 2021 and has determined that the CARES Act and Consolidated Appropriations Act of 2021 did not have a material impact on the Company’s income taxes for 2021.
The provision for income taxes consists of the following:

	Year Ended October 31,
(in millions)	2021	2020	2019
Current
Federal	$45.0	$(9.7)	$26.6
State and local	15.5	3.3	6.1
Non-U.S.	56.3	53.0	35.9
Total Current	116.8	46.6	68.6
Deferred
Federal	(33.0)	7.9	2.1
State and local	(9.9)	10.2	0.9
Non-U.S.	(4.3)	(1.4)	(0.9)
Total Deferred	(47.2)	16.7	2.1
Tax expense	$69.6	$63.3	$70.7

The U.S. income before income tax was $239.3 million, $25.5 million and $129.9 million in 2021, 2020 and 2019, respectively. The non-U.S. income before income tax expense was $239.2 million, $160.4 million and $132.1 million in 2021, 2020 and 2019, respectively.

The following is a reconciliation of the provision for income taxes based on the federal statutory rate to the Company’s effective income tax rate:

	Year Ended October 31,
	2021	2020	2019
Federal statutory rate	21.00%	21.00%	21.00%
Impact of foreign tax rate differential	0.70%	0.49%	0.10%
State and local taxes, net of federal tax benefit	0.93%	5.71%	1.99%
Net impact of changes in valuation allowances	(2.57)%	(15.23)%	2.41%
Non-deductible write-off and impairment of goodwill and other intangible assets	—%	4.02%	0.29%
Return to provision	(2.73)%	(1.85)%	(1.27)%
Permanent book-tax differences	0.86%	16.56%	(0.87)%
Withholding taxes	2.86%	5.28%	2.43%
Tax credits	(1.56)%	(2.60)%	(3.33)%
Capital losses	(5.70)%	(6.34)%	—%
Other items, net	0.73%	6.97%	4.23%
Company's effective income tax rate	14.52%	34.01%	26.98%

The primary items which decreased the Company’s effective income tax rate from the federal statutory rate in 2021 were capital losses, which are expected to reduce capital gains resulting from the sale of timberland; releases of unrecognized tax benefits as a result of the expiration of statute of limitations; decreases in valuation allowances; and other favorable return to provision adjustments and audit settlements. These reductions were offset by an increase in withholding taxes and other immaterial items.
The primary items which increased the Company’s effective income tax rate from the federal statutory rate in 2020 were state and local taxes, non-deductible goodwill from divestment of the CPG business, increases in permanent book-tax differences including a one-time elimination related to an intra-company sale and withholding tax liabilities. Increases were offset by a reduction in valuation allowances as a result of utilization of foreign tax credits.
The primary items which increased the Company’s effective income tax rate from the federal statutory rate in 2019 were state and local taxes, increases in valuation allowances and withholding tax liabilities.

The components of the Company’s deferred tax assets and liabilities as of October 31 for the years indicated were as follows:

(in millions)	2021	2020
Deferred tax assets
Net operating loss and other carryforwards	$149.0	$179.3
Pension liabilities	—	12.9
Incentive liabilities	16.2	8.2
Workers compensation accruals	10.5	10.0
Inventories	6.4	7.8
Operating lease liabilities	74.4	76.9
State income taxes	11.6	10.2
Other reserves	18.4	21.0
Deferred compensation	2.2	2.4
Other	36.1	28.5
Total deferred tax assets	324.8	357.2
Valuation allowance	(132.7)	(146.4)
Net deferred tax assets	$192.1	$210.8

Deferred tax liabilities
Properties, plants and equipment	$134.9	$158.1
Operating lease assets	74.4	76.9
Timberland transactions	51.0	74.2
Goodwill and other intangible assets	190.2	200.2
Pension liabilities	4.5	—
Other	38.4	29.3
Total deferred tax liabilities	493.4	538.7
Net deferred tax liability	$301.3	$327.9

As of October 31, 2021 and 2020, the Company had deferred income tax benefits from net operating loss and other tax credit carryforwards of $149.0 million and $179.3 million, respectively. For fiscal year ended October 31, 2021, these carryforwards are consisted of $12.3 million, $21.8 million and $110.4 million in U.S. Federal, U.S. state and non-U.S. jurisdictions, respectively. As of October 31, 2020, these carryforwards are comprised of $30.6 million, $25.1 million and $123.6 million in U.S. Federal, U.S. state and non-U.S. jurisdictions, respectively. The Company has recorded valuation allowances of $116.8 million and $136.9 million against non-U.S. deferred tax assets as of October 31, 2021 and 2020, respectively. The Company has also recorded valuation allowances against U.S. deferred tax assets of $15.9 million and $9.5 million, as of October 31, 2021 and 2020, respectively. The Company had net changes in valuation allowances in 2021 of $13.7 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2021	2020	2019
Balance of unrecognized tax benefit at November 1	$36.0	$38.8	$36.2
Increases in tax positions for prior years	1.2	10.1	5.1
Decreases in tax positions for prior years	—	(10.5)	(0.7)
Increases in tax positions for current years	1.7	2.6	4.3
Settlements with taxing authorities	—	—	(3.6)
Lapse in statute of limitations	(8.0)	(5.5)	(2.0)
Currency translation	0.1	0.5	(0.5)
Balance at October 31	$31.0	$36.0	$38.8

The 2021 net decrease in unrecognized tax benefits is primarily related to decreases in unrecognized tax benefits related lapses in statute of limitations. The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various non-U.S. jurisdictions and is subject to audit by various taxing authorities for 2014 through the current year. The Company has completed its U.S. federal tax audit for the tax years through 2015.
The October 31, 2021, 2020, 2019 balances include $31.0 million, $36.0 million and $38.8 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense net of tax, as applicable. As of October 31, 2021 and 2020, the Company had accrued for the payment of interest and penalties in the amounts of $7.7 million and $7.2 million, respectively.
The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through October 31, 2021 under ASC 740, "Income Taxes." The Company’s estimate is based on lapses of the applicable statutes of limitations, settlements and payments of uncertain tax positions. Though actual results may materially differ, the estimated net decrease in unrecognized tax benefits for the next 12 months could be up to $14.0 million.
NOTE 9 – POST-RETIREMENT BENEFIT PLANS
Defined Benefit Pension Plans
The Company has certain non-contributory defined benefit pension plans for salaried and hourly employees in the United States, Canada, Germany, the Netherlands, South Africa, Turkey and the United Kingdom. The Company uses a measurement date of October 31 for fair value purposes for its pension plans. The salaried employees plans’ benefits are based primarily on years of service and earnings. The hourly employees plans’ benefits are based primarily upon years of service, and certain benefit provisions are subject to collective bargaining. The Company contributes an amount that is not less than the minimum funding and not more than the maximum tax-deductible amount to these plans. Salaried employees in the United States who commence service on or after November 1, 2007 are not eligible to participate in the U.S. defined benefit pension plan, but are eligible to participate in a defined contribution retirement program. Salaried employees outside the U.S. also have various dates in which they are not eligible to participate in the respective defined benefit pension plans, but are eligible to participate in a defined contribution retirement program. The category “Other International” represents the noncontributory defined benefit pension plans in Canada, South Africa and Turkey.
Pension plan contributions by the Company totaled $21.9 million during 2021, which consisted of $17.8 million of employer contributions and $4.1 million of benefits paid directly by the Company. Pension plan contributions, including benefits paid directly by the Company, totaled $26.4 million and $26.5 million during 2020 and 2019, respectively. Contributions, including benefits paid directly by the Company, during 2022 are expected to be approximately $35.5 million.
The following table presents the number of participants in the defined benefit plans:

October 31, 2021	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Active participants	3,603	1,733	30	—	60	1,780
Vested former employees and deferred members	3,468	2,881	79	366	107	35
Retirees and beneficiaries	3,306	1,962	276	662	354	52

October 31, 2020	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Active participants	2,226	2,127	36	—	63	—
Vested former employees and deferred members	3,385	2,788	82	366	105	44
Retirees and beneficiaries	6,526	5,138	267	662	405	54
The weighted average assumptions used to measure the year-end benefit obligations as of October 31 were as follows:

As of October 31,	2021	2020
Discount rate	2.55%	2.48%
Rate of compensation increase	2.96%	2.91%
The weighted average assumptions used to determine the pension cost for the years ended October 31 were as follows:

For the year ended October 31,	2021	2020	2019
Discount rate	2.48%	2.74%	3.48%
Expected Return on plan assets	3.87%	4.64%	4.12%
Rate of compensation increase	2.91%	2.85%	2.85%
The discount rate is determined by developing a hypothetical portfolio of individual high-quality corporate bonds available at the measurement date, the coupon and principal payments of which would be sufficient to satisfy the plans’ expected future benefit payments as defined for the projected benefit obligation. The discount rate by country is equivalent to the average yield on that hypothetical portfolio of bonds and is a reflection of current market settlement rates on such high quality bonds, government treasuries and annuity purchase rates. To determine the expected long-term rate of return on pension plan assets, the Company considers current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future return expectations for the defined benefit pension plans’ assets, the Company formulates views on the future economic environment, both in the U.S. and globally. The Company evaluates general market trends and historical relationships among a number of key variables that impact asset class returns, such as expected earnings growth, inflation, valuations, yields and spreads, using both internal and external sources. The Company takes into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given current and expected allocations. The Company uses published mortality tables for determining the expected lives of plan participants and believes that the tables selected are most-closely associated with the expected lives of plan participants as the tables are based on the country in which the participant is employed.
Based on the Company's analysis of future expectations of asset performance, past return results and its current and expected asset allocations, the Company has assumed a 3.87% long-term expected return on those assets for cost recognition in 2021. For the defined benefit pension plans, the Company applies its expected rate of return to a market-related value of assets, which stabilizes variability in the amounts to which the Company applies that expected return.
The Company amortizes experience gains and losses as well as the effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.
During the year ended October 31, 2021, an annuity contract in the amount of approximately $98.8 million was purchased with defined benefit plan assets, and the pension obligation for certain retirees in the United States was irrevocably transferred from that plan to the annuity contract settling that obligation. Additionally, lump sum payments totaling $13.9 million were made from the U.S. defined benefit plan assets to certain participants who agreed to such payments, representing the current fair value of such participants' respective pension benefits. The settlement items described above resulted in a decrease in the fair value of both the plan assets and the projected benefit obligation of $112.7 million and non-cash pension settlement charges of $8.8 million of unrecognized net actuarial loss included in accumulated other comprehensive loss for the year ended October 31, 2021.
Additional lump sum payments in Canada, South Africa and the United Kingdom exceeded the settlement threshold for the fiscal year triggering settlement accounting. Lump sum payments for these plans resulted in non-cash pension settlement charges of $0.3 million of unrecognized net actuarial loss that was included in accumulated other comprehensive loss for the year ended October 31, 2021.
During the year ended October 31, 2020, two United States defined benefit plans were combined and lump sum payments totaling $44.3 million were made to United States defined benefit plan participants who agreed to such payments, representing the current fair value of such participants' respective pension benefits. The payments were made from plan assets, resulting in a decrease in the fair value of both the plan assets and the projected benefit obligation of $44.3 million and noncash pension settlement income of $0.1 million of unrecognized net actuarial gain included in accumulated other comprehensive income.

Benefit Obligations
The components of net periodic pension cost include the following:

For the year ended October 31, 2021	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Service cost	$12.1	$10.7	$0.3	$0.5	$0.5	$0.1
Interest cost	18.8	15.4	0.3	2.5	0.4	0.2
Expected return on plan assets	(31.8)	(25.8)	—	(4.6)	(0.7)	(0.7)
Amortization of prior service benefit	(0.3)	(0.1)	—	—	(0.2)	—
Recognized net actuarial loss	12.6	10.1	1.3	1.1	—	0.1
Special Events
Settlement	9.1	8.8	—	0.3	—	—
Net periodic pension (benefit) cost	$20.5	$19.1	$1.9	$(0.2)	$—	$(0.3)
For the year ended October 31, 2020	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Service cost	$12.8	$11.5	$0.4	$0.5	$0.3	$0.1
Interest cost	25.9	22.4	0.2	2.7	0.3	0.3
Expected return on plan assets	(37.9)	(31.4)	—	(5.2)	(0.7)	(0.6)
Amortization of prior service (benefit) cost	(0.1)	(0.1)	—	0.1	(0.1)	—
Recognized net actuarial loss	13.2	10.2	1.8	1.1	—	0.1
Special Events
Settlement	0.3	(0.1)	—	0.4	—	—
Net periodic pension (benefit) cost	$14.2	$12.5	$2.4	$(0.4)	$(0.2)	$(0.1)
For the year ended October 31, 2019	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Service cost	$14.1	$12.7	$0.3	$0.5	$0.5	$0.1
Interest cost	31.0	25.4	0.5	3.9	0.9	0.3
Expected return on plan assets	(38.8)	(30.5)	—	(6.2)	(1.3)	(0.8)
Amortization of prior service (benefit) cost	(0.1)	(0.1)	—	0.1	(0.1)	—
Other Adjustments	7.1	5.0	0.9	1.2	—	—
Net periodic pension (benefit) cost	$13.3	$12.5	$1.7	$(0.5)	$—	$(0.4)
Benefit obligations are described in the following tables. Accumulated and projected benefit obligations ("ABO" and "PBO") represent the obligations of a pension plan for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO is ABO increased to reflect expected future compensation.

The following table sets forth the plans’ change in projected benefit obligation:

For the year ended October 31, 2021	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,110.3	$782.0	$42.1	$184.6	$90.9	$10.7
Service cost	12.1	10.7	0.3	0.5	0.5	0.1
Interest cost	18.8	15.4	0.3	2.5	0.4	0.2
Plan participant contributions	0.2	—	—	—	0.2	—
Expenses paid from assets	(3.1)	(2.3)	—	(0.9)	0.2	(0.1)
Actuarial loss (gain)	0.3	17.1	(1.5)	(11.1)	(3.8)	(0.4)
Foreign currency effect	9.8	—	(0.4)	10.9	(0.9)	0.2
Benefits paid	(159.9)	(143.3)	(1.5)	(9.0)	(5.0)	(1.1)
Other	0.7	—	—	(3.4)	—	4.1
Benefit obligation at end of year	$989.2	$679.6	$39.3	$174.1	$82.5	$13.7
For the year ended October 31, 2020	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,158.7	$831.0	$44.1	$180.8	$91.3	$11.5
Service cost	12.8	11.5	0.4	0.5	0.3	0.1
Interest cost	25.9	22.4	0.2	2.7	0.3	0.3
Plan participant contributions	0.2	—	—	—	0.2	—
Expenses paid from assets	(3.4)	(2.6)	—	(0.9)	0.2	(0.1)
Actuarial loss (gain)	17.4	14.6	(3.5)	7.6	(1.6)	0.3
Foreign currency effect	8.6	—	2.3	1.7	5.0	(0.4)
Benefits paid	(109.9)	(94.9)	(1.4)	(7.8)	(4.8)	(1.0)
Benefit obligation at end of year	$1,110.3	$782.0	$42.1	$184.6	$90.9	$10.7
The following tables set forth the PBO, ABO, plan assets and instances where the ABO exceeds the plan assets for the respective years:

(in millions)	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Actuarial value of benefit obligations and plan assets
October 31, 2021
Projected benefit obligation	$989.2	$679.6	$39.3	$174.1	$82.5	$13.7
Accumulated benefit obligation	961.0	655.4	38.2	174.1	81.2	12.1
Plan assets	950.8	646.4	—	205.4	84.5	14.5
October 31, 2020
Projected benefit obligation	$1,110.3	$782.0	$42.1	$184.6	$90.9	$10.7
Accumulated benefit obligation	1,086.1	760.3	41.0	184.6	89.3	10.9
Plan assets	1,002.1	687.0	—	210.0	92.0	13.1
Plans with ABO in excess of Plan assets
October 31, 2021
Accumulated benefit obligation	$75.1	$35.3	$38.2	$—	$—	$1.6
Plan assets	—	—	—	—	—	—
October 31, 2020
Accumulated benefit obligation	$812.2	$760.3	$41.0	$—	$—	$10.9
Plan assets	697.2	687.2	—	—	—	10.0

The actuarial (gain) loss for all pension plans was primarily related to a change in discount rates used to measure the benefit obligations of those plans.
Future benefit payments for the Company's global plans, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five years thereafter, are as follows:

(in millions)	Expected Benefit Payments
Year(s)
2022	$59.0
2023	58.7
2024	58.5
2025	56.3
2026	56.8
2027-2031	288.9
Plan assets
The assets of all the Company's plans consist of U.S. and non-U.S. equity securities, government and corporate bonds, cash, insurance annuity mutual funds and not more than the allowable number of shares of the Company’s common stock. The assets of the plans in the aggregate included shares of the Company's common stock in the amount of 51,576 shares of Class A common stock and 30,930 shares of Class B common stock at October 31, 2020. During 2021, as part of a change in strategy for plan assets, all shares of Class A and Class B common stock were sold by the plan, and at October 31, 2021, the assets of the plans in the aggregate do not include shares of the Company's common stock.
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
The Company’s weighted average asset allocations at the measurement date and the target asset allocations by category are as follows:

Asset Category	2022 Target	2021 Target	2021 Actual
Equity securities	20%	21%	20%
Debt securities	66%	63%	65%
Other	14%	16%	15%
Total	100%	100%	100%
The fair value of the pension plans’ investments is presented below. The inputs and valuation techniques used to measure the fair value of the assets are consistently applied and described in Note 6 of the Notes to the Consolidated Financial Statements.

For the year ended October 31, 2021	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Change in plan assets:
Fair value of plan assets at beginning of year	$1,002.1	$687.0	$—	$210.0	$92.0	$13.1
Actual return on plan assets	77.1	88.4	—	(9.8)	(3.1)	1.6
Expenses paid	(3.1)	(2.3)	—	(0.9)	0.2	(0.1)
Plan participant contributions	0.2	—	—	—	0.2	—
Foreign currency impact	12.5	—	—	12.4	(0.9)	1.0
Employer contributions	17.8	14.0	—	2.7	1.1	—
Benefits paid out of plan	(155.8)	(140.7)	—	(9.0)	(5.0)	(1.1)
Fair value of plan assets at end of year	$950.8	$646.4	$—	$205.4	$84.5	$14.5
For the year ended October 31, 2020	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Change in plan assets:
Fair value of plan assets at beginning of year	$1,017.0	$698.7	$—	$209.8	$94.5	$14.0
Actual return on plan assets	65.4	62.2	—	4.6	(2.1)	0.7
Expenses paid	(3.4)	(2.6)	—	(0.9)	0.2	(0.1)
Plan participant contributions	0.2	—	—	—	0.2	—
Foreign currency impact	6.4	—	—	1.9	5.0	(0.5)
Employer contributions	22.4	21.0	—	2.4	(1.0)	—
Benefits paid out of plan	(105.9)	(92.3)	—	(7.8)	(4.8)	(1.0)
Fair value of plan assets at end of year	$1,002.1	$687.0	$—	$210.0	$92.0	$13.1

The following table presents the fair value measurements for the pension assets:

	Fair Value Measurement
As of October 31, 2021 (in millions)	Level 1	Level 2	Level 3	Total
Asset Category
Mutual funds	$87.4	$128.5	$—	$215.9
Common stock	6.6	—	—	6.6
Cash	15.7	—	—	15.7
Corporate bonds	—	228.5	—	228.5
Government bonds	—	44.5	—	44.5
Other assets	—	1.0	—	1.0
Total Assets in the Fair Value Hierarchy	109.7	402.5	—	512.2
Investments Measured at Net Asset Value
Insurance contracts				122.9
Common stock funds				94.2
Corporate bond funds				209.2
Government bond funds				12.3
Investments at Fair Value	$109.7	$402.5	$—	$950.8

	Fair Value Measurement
As of October 31, 2020 (in millions)	Level 1	Level 2	Level 3	Total
Asset Category
Mutual funds	$9.2	$122.4	$—	$131.6
Common stock	9.3	—	—	9.3
Cash	14.8	—	—	14.8
Corporate bonds	—	250.3	—	250.3
Government bonds	—	34.2	—	34.2
Other assets	—	0.7	—	0.7
Total Assets in the Fair Value Hierarchy	33.3	407.6	—	440.9
Investments Measured at Net Asset Value
Mutual funds				0.5
Insurance contracts				132.9
Common stock funds				215.4
Corporate bond funds				203.1
Government bond funds				9.3
Investments at Fair Value	$33.3	$407.6	$—	$1,002.1

Financial statement presentation including other comprehensive income:

As of October 31, 2021	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Unrecognized net actuarial loss	$87.2	$29.9	$11.9	$36.2	$4.4	$4.8
Unrecognized prior service credit	(2.0)	(0.7)	—	—	(1.3)	—
Accumulated other comprehensive loss - Pre-tax	$85.2	$29.2	$11.9	$36.2	$3.1	$4.8
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$39.9	$2.7	$—	$31.1	$2.0	$4.1
Accrued benefit liability	(78.3)	(35.5)	(39.3)	—	—	(3.5)
Accumulated other comprehensive loss - Pre-tax	85.2	29.2	11.9	36.2	3.1	4.8
Net amount recognized	$46.8	$(3.6)	$(27.4)	$67.3	$5.1	$5.4
As of October 31, 2020	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Unrecognized net actuarial loss	$149.7	$94.1	$14.8	$32.4	$4.5	$3.9
Unrecognized prior service cost (credit)	0.9	(0.8)	—	3.2	(1.5)	—
Accumulated other comprehensive loss - Pre-tax	$150.6	$93.3	$14.8	$35.6	$3.0	$3.9
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$29.5	$—	$—	$25.3	$1.1	$3.1
Accrued benefit liability	(137.7)	(94.7)	(42.1)	—	—	(0.9)
Accumulated other comprehensive loss - Pre-tax	150.6	93.3	14.8	35.6	3.0	3.9
Net amount recognized	$42.4	$(1.4)	$(27.3)	$60.9	$4.1	$6.1

(in millions)	October 31, 2021	October 31, 2020
Accumulated other comprehensive loss at beginning of year	$150.6	$172.6
Increase or (decrease) in accumulated other comprehensive loss
Net prior service benefit amortized	0.3	0.1
Net loss amortized	(12.6)	(13.2)
Loss recognized due to settlement	(9.1)	(0.3)
Liability loss	0.3	17.4
Asset gain	(45.3)	(27.4)
Other adjustments	(0.9)	—
Decrease in accumulated other comprehensive loss	(67.3)	(23.4)
Foreign currency impact	1.9	1.4
Accumulated other comprehensive loss at year end	$85.2	$150.6
Supplemental Employee Retirement Plan
The Company has a supplemental employee retirement plan which is an unfunded plan providing supplementary retirement benefits primarily to certain executives and longer-service employees. The present benefit obligation of the supplemental employee retirement plan is included in the United States defined benefit pension plans above.
Defined contribution plans
The Company has several voluntary 401(k) savings plans that cover eligible employees in the U.S. For certain plans, the Company matches a percentage of each employee’s contribution up to a maximum percentage of base salary. The Company's contributions to the 401(k) plans were $21.9 million, $25.2 million and $21.8 million in 2021, 2020 and 2019, respectively.

Post-retirement Health Care and Life Insurance Benefits
The Company has certain post-retirement unfunded health and life insurance benefit plans in the United States and South Africa. The Company recognized loss (income) for its post-retirement benefit plans of $0.1 million, $(0.2) million and $(1.1) million for the years ended 2021, 2020 and 2019, respectively. The projected benefit obligation of the Company’s post-retirement benefit plans was $11.0 million and $11.6 million as of October 31, 2021 and 2020, respectively.

Benefits paid directly by the Company totaled $1.0 million, $0.9 million and $0.9 million for the years ending 2021, 2020 and 2019 respectively. Benefits paid directly by the Company during 2022 are expected to be approximately $1.3 million, .
NOTE 10 – CONTINGENT LIABILITIES AND ENVIRONMENTAL RESERVES
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
The Company is currently involved in legal proceedings outside of the United States related to various wrongful termination lawsuits filed by former employees and benefit claims filed by some existing employees of the Company's Global Industrial Packaging reportable segment. The lawsuits include claims for severance for employment periods prior to the Company’s ownership in the business. As of October 31, 2021 and October 31, 2020, the estimated liability recorded related to these matters was not material. The estimated liability has been determined based on the number of active cases and the settlements and rulings on previous cases. It is reasonably possible the estimated liability could increase if additional cases are filed or adverse rulings are made.
Since 2017, two reconditioning facilities in the Milwaukee, Wisconsin area that are or were owned by Container Life Cycle Management LLC ("CLCM"), the Company’s U.S. reconditioning joint venture, have been subject to investigations conducted by federal, state and local governmental agencies concerning, among other matters, potential violations of environmental laws and regulations. As a result of these investigations, the United States Environmental Protection Agency (“U.S. EPA”) and the Wisconsin Department of Natural Resources (“WDNR”) have issued notices of violations to the Company and CLCM regarding violations of certain federal and state environmental laws and regulations. The remedies being sought in these proceedings include compliance with the applicable environmental laws and regulations as being interpreted by the U.S. EPA and WDNR and monetary sanctions. The Company has cooperated with the governmental agencies in these investigations and proceedings. As of December 16, 2021, no material citations have been issued or material fines assessed with respect to any violation of environmental laws and regulations. Although the Company anticipates paying a civil penalty to the U.S. EPA and WDNR, the amount is not expected to be material to the Company.
In addition, on November 8, 2017, the Company, CLCM and other parties were named as defendants in a punitive class action lawsuit filed in Wisconsin state court concerning one of CLCM’s Milwaukee reconditioning facilities. The plaintiffs alleged that odors from this facility invaded their property and interfered with the use and enjoyment of their property and caused damage to the value of their property. In September 2021, the Milwaukee County Circuit Court approved a class action settlement of these claims. The cash settlement component of $0.8 million is expected to be paid in December 2021 into a fund for the benefit of class members. CLCM has also agreed to make capital improvements in an amount up to $0.5 million to the facility, subject to certain qualifications set forth in the agreement, to further reduce odor emissions.
Environmental Reserves
The Newark Group, Inc., a wholly-owned subsidiary of the Company ("Newark"), is subject to environmental and litigation liability related to contamination of the Lower Passaic River in New Jersey. By letters dated February 14, 2006 and June 2, 2006, the U.S. EPA notified Newark of its potential liability under Section 107(a) of the Comprehensive Environmental

Response, Compensation, and Liability Act of 1980 (“CERCLA”) relating to the Diamond Alkali Superfund Site, which includes a 17-mile stretch of the Lower Passaic River that EPA has denominated the Lower Passaic River Study Area (“LPRSA”). Newark is one of at least 70 potentially responsible parties identified in this case. The EPA alleges that hazardous substances were released from Newark’s now-closed Newark, New Jersey recycled paperboard mill into the Lower Passaic River. The EPA informed the Company that it may be potentially liable for response costs that the government may incur relating to the study of the LPRSA and for unspecified natural resource damages.
In April 2014, EPA issued a Focused Feasibility Study that proposed alternatives for the remediation of the lower 8 miles of the Lower Passaic River. On March 3, 2016, EPA issued its Record of Decision for the lower 8 miles of the Lower Passaic River, which presented a bank-to-bank dredging remedy selected by the agency for the lower 8 miles and which EPA estimates will cost approximately $1,380.0 million to implement. Newark participated in an allocation process to determine its allocable share. During 2021, final report was issued that determined Newark as a low tier participant and share of the liability to be less than 1.0% that applies to the 17-miles of LPRSA.
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
As of October 31, 2021 and October 31, 2020, the Company has accrued $11.0 million and $11.1 million, respectively, for LPRSA and the Diamond Alkali Superfund Site. It is possible that there could be resolution of uncertainties in the future that would require the Company to record charges, which could be material to future earnings.
As of October 31, 2021 and October 31, 2020, the Company's environmental reserves were $19.5 million and $20.2 million, respectively, which include the LPRSA and Diamond Alkali Superfund Sites mentioned above. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability.
Aside from the Diamond Alkali Superfund Site, other environmental reserves of the Company as of October 31, 2021 and October 31, 2020 included $8.5 million and $9.1 million, respectively, for its various facilities around the world.
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
NOTE 11 – EARNINGS PER SHARE
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

The Company calculates EPS as follows:

Basic	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
Class A EPS		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding
Diluted	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
Class A EPS		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding
Basic	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
Class B EPS		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding

* Diluted Class B EPS calculation is identical to Basic Class B calculation

The following table provides EPS information for each period, respectively:

	Year Ended October 31,
(in millions, except per share data)	2021	2020	2019
Numerator
Numerator for basic and diluted EPS –
Net income attributable to Greif	$390.7	$108.8	$171.0
Cash dividends	(105.8)	(104.3)	(104.0)
Undistributed net income attributable to Greif, Inc.	$284.9	$4.5	$67.0
Denominator
Denominator for basic EPS –
Class A common stock	26.5	26.4	26.2
Class B common stock	22.0	22.0	22.0
Denominator for diluted EPS –
Class A common stock	26.7	26.4	26.2
Class B common stock	22.0	22.0	22.0
EPS Basic
Class A common stock	$6.57	$1.83	$2.89
Class B common stock	$9.84	$2.74	$4.33
EPS Diluted
Class A common stock	$6.54	$1.83	$2.89
Class B common stock	$9.84	$2.74	$4.33

The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.
Common Stock Repurchases
The Board of Directors has authorized the Company to repurchase shares of the Company's Class A Common Stock or Class B Common Stock or any combination of the foregoing. As of October 31, 2021 and 2020, the remaining number of shares that may be repurchased under this authorization were 4,703,487 and 4,703,487, respectively. There were no shares repurchased during 2021 and 2020.

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
October 31, 2021:
Class A common stock	128,000,000	42,281,920	26,550,924	15,730,996
Class B common stock	69,120,000	34,560,000	22,007,725	12,552,275
October 31, 2020:
Class A common stock	128,000,000	42,281,920	26,441,986	15,839,934
Class B common stock	69,120,000	34,560,000	22,007,725	12,552,275

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Year Ended October 31,
	2021	2020	2019
Class A Common Stock:
Basic shares	26,525,529	26,382,838	26,189,445
Assumed conversion of stock options and unvested shares	133,692	7,805	25,666
Diluted shares	26,659,221	26,390,643	26,215,111
Class B Common Stock:
Basic and diluted shares	22,007,725	22,007,725	22,007,725

No stock options were antidilutive for the years ended October 31, 2021, 2020, or 2019.
NOTE 12 – LEASES
The Company leases certain buildings, warehouses, land, transportation equipment, operating equipment and office equipment with remaining lease terms from less than 1 year up to 21 years. The Company reviews all options to extend, terminate, or purchase a right of use asset at the time of lease inception and accounts for options deemed reasonably certain.
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
As of October 31, 2021, the Company had no significant leases that had not commenced.
The following table presents the lease expense components:

	Year Ended
(in millions)	October 31, 2021	October 31, 2020
Operating lease cost	$70.4	$67.0
Other lease cost*	24.0	26.8
Total lease cost	$94.4	$93.8
*Amount includes variable, short-term and finance lease costs.

Future maturity for the Company's lease liabilities, during the next five years, and in the aggregate for the years thereafter, are as follows:

(in millions)	October 31, 2021
2022	$69.2
2023	64.3
2024	56.3
2025	46.6
2026	40.7
Thereafter	142.3
Total lease payments	419.4
Less: Interest	(125.9)
Lease liabilities	$293.5
The following table presents the weighted-average lease term and discount rate as of October 31, 2021 and October 31, 2020:

	October 31, 2021	October 31, 2020
Weighted-average remaining lease term (years) for operating lease liabilities	10.3	11.1
Weighted-average discount rate for operating lease liabilities	3.61%	3.63%
The following table presents other required lease related information:

(in millions)	October 31, 2021	October 31, 2020
Operating cash flows used for operating leases	$70.2	$69.4
Leased assets obtained in exchange for new operating lease liabilities	25.0	67.4

NOTE 13 – BUSINESS SEGMENT INFORMATION
During 2021, the Company made changes to the operational and financial management practices and procedures of the Rigid Industrial Packaging & Services and Flexible Products & Services reportable segments and combined the two reportable segments under a single global leadership team. These changes were made to enhance cross-selling and service offerings to customers within similar markets and enhance Greif Business System effectiveness. As a result of the changes, the Rigid Industrial Packaging & Services reportable segment and the Flexible Products & Services reportable segment have been combined into a single reportable segment known as Global Industrial Packaging.
Due to the changes described above, the Company has six operating segments, which are aggregated into three reportable segments: Global Industrial Packaging; Paper Packaging & Services; and Land Management. The Global Industrial Packaging reportable segment is the aggregation of four operating segments: Global Industrial Packaging – North America; Global Industrial Packaging – Latin America; Global Industrial Packaging – Europe, Middle East and Africa; and Global Industrial Packaging – Asia Pacific.
Operations in the Global Industrial Packaging reportable segment involve the production and sale of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, filling, logistics, warehousing and other packaging services. These products and services are sold to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agriculture, pharmaceuticals and mineral products, among others. Additional operations of the Global Industrial Packaging reportable segment include production and sale of flexible intermediate bulk containers and related services on a global basis. These containers are constructed from a polypropylene-based woven fabric that is produced at its production sites, as well as sourced from strategic regional suppliers. Flexible intermediate bulk containers are sold to customers and in market segments similar to those of the other Global Industrial Packaging reportable segment, with an emphasis on customers in industries such as agriculture, construction and food industries.
Operations in the Paper Packaging & Services reportable segment involve the production and sale of containerboard, corrugated sheets, corrugated containers and other corrugated and specialty products to customers in North America in industries such as packaging, automotive, food and building products. The Company’s corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, automotive components, books and furniture, as well as numerous other applications. The Company also produces and sells coated and uncoated recycled paperboard, along with tubes and cores and a diverse mix of specialty products to customers in North America. In addition, the reportable segment is involved in the purchase and sale of recycled fiber.
Operations in the Land Management reportable segment involve the management and sale of timber and special use properties from approximately 175,000 acres of timber properties in the southeastern United States. Land Management’s operations focus on the active harvesting and regeneration of its timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions. The Company also sells, from time to time, timberland and special use properties, which consists of surplus properties, higher and better use ("HBU") properties and development properties.
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
The following tables present net sales disaggregated by geographic area for each reportable segment for the year ended October 31, 2021:

	Year Ended October 31, 2021
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$1,044.5	$1,673.9	$598.3	$3,316.7
Paper Packaging & Services	2,182.0	—	36.4	2,218.4
Land Management	21.0	—	—	21.0
Total net sales	$3,247.5	$1,673.9	$634.7	$5,556.1
The following tables present net sales disaggregated by geographic area for each reportable segment for the year ended October 31, 2020:

	Year Ended October 31, 2020
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$842.2	$1,288.8	$440.8	$2,571.8
Paper Packaging & Services	1,888.4	—	28.5	1,916.9
Land Management	26.3	—	—	26.3
Total net sales	$2,756.9	$1,288.8	$469.3	$4,515.0

The following reportable segment information is presented for each of the three years in the period ended October 31:

(in millions)	2021	2020	2019
Operating profit:
Global Industrial Packaging	$350.2	$225.4	$204.9
Paper Packaging & Services	131.0	71.0	184.3
Land Management	104.0	8.5	9.9
Total operating profit	$585.2	$304.9	$399.1

Depreciation, depletion and amortization expense:
Global Industrial Packaging	$83.1	$84.5	$82.5
Paper Packaging & Services	148.0	153.5	119.3
Land Management	3.3	4.5	4.3
Total depreciation, depletion and amortization expense	$234.4	$242.5	$206.1

Capital expenditures:
Global Industrial Packaging	$71.1	$55.8	$58.4
Paper Packaging & Services	79.9	61.4	81.2
Land Management	0.2	0.2	0.2
Total segment	151.2	117.4	139.8
Corporate and other	11.0	12.6	17.1
Total capital expenditures	$162.2	$130.0	$156.9

The following table presents total assets by reportable segment and total long lived assets, net by geographic area:

(in millions)	October 31, 2021	October 31, 2020	October 31, 2019
Assets:
Global Industrial Packaging	$2,735.1	$2,338.5	$2,154.5
Paper Packaging & Services	2,506.5	2,524.3	2,686.3
Land Management	249.2	348.6	348.7
Total segment	5,490.8	5,211.4	5,189.5
Corporate and other	325.0	299.5	237.2
Total assets	$5,815.8	$5,510.9	$5,426.7

Long lived assets, net*:
United States	$1,321.8	$1,345.8	$1,295.8
Europe, Middle East, and Africa	374.5	377.6	277.1
Asia Pacific and other Americas	114.3	111.0	117.4
Total properties, plants and equipment, net	$1,810.6	$1,834.4	$1,690.3
*includes impact of capitalization of operating lease assets

NOTE 14 – COMPREHENSIVE INCOME (LOSS)
The following table provides the roll forward of accumulated other comprehensive income (loss) for the years ended October 31, 2021 and 2020:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
Balance as of October 31, 2019	$(298.0)	$(12.7)	$(123.0)	$(433.7)
Other Comprehensive Income (Loss)	$3.1	$(12.0)	$15.1	$6.2
Balance as of October 31, 2020	$(294.9)	$(24.7)	$(107.9)	$(427.5)
Other Comprehensive Income (Loss)	(0.5)	21.1	50.4	71.0
Balance as of October 31, 2021	$(295.4)	$(3.6)	$(57.5)	$(356.5)

The components of accumulated other comprehensive income above are presented net of tax, as applicable.
NOTE 15 – REDEEMABLE NONCONTROLLING INTERESTS
Mandatorily Redeemable Noncontrolling Interests
The terms of the joint venture agreement for one joint venture within the Global Industrial Packaging reportable segment include mandatory redemption by the Company, in cash, of the noncontrolling interest holders’ equity at a formulaic price after the expiration of a lockout period specific to each noncontrolling interest holder. The redemption features cause the noncontrolling interest to be classified as a mandatorily redeemable instrument under the accounting guidance, and this noncontrolling interest is included at the current redemption value each period in long-term or short-term liabilities of the Company, as applicable. The impact of marking to redemption value at each period end is recorded in interest expense. The carrying amount is not reduced below the initially recorded contribution. The Company has a contractual obligation to redeem the outstanding equity interest of each remaining partner in 2022 and 2023, respectively.
The mandatorily redeemable noncontrolling interest balance is $8.4 million as of October 31, 2021 and October 31, 2020 .
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests related to two joint ventures within the Paper Packaging & Services reportable segment and one joint venture within the Global Industrial Packaging reportable segment are held by the respective noncontrolling interest owners. The holders of these interests share in the profits and losses of these entities on a pro-rata basis with the Company. However, the noncontrolling interest owners have the right to put all or a portion of those noncontrolling interests to the Company at a formulaic price after a set period of time, specific to each agreement.
Redeemable noncontrolling interests are reflected in the consolidated balance sheets at redemption value. The following table provides the rollforward of the redeemable noncontrolling interest for the years ended October 31, 2021 and 2020:

(in millions)	Redeemable Noncontrolling Interest
Balance as of October 31, 2019	$21.3
Current period mark to redemption value	(0.4)
Redeemable noncontrolling interest share of income and other	0.1
Dividends to redeemable noncontrolling interest and other	(1.0)
Balance as of October 31, 2020	20.0
Current period mark to redemption value	2.6
Redeemable noncontrolling interest share of income and other	2.4
Dividends to redeemable noncontrolling interest and other	(0.9)
Balance as of October 31, 2021	$24.1

NOTE 16 — DISPOSALS OF TIMBERLAND

During the second quarter of 2021, the Company sold approximately 69,200 acres of its Alabama timberland properties to Weyerhaeuser Company for approximately $145.1 million in cash, after deducting $4.3 million in closing costs. Cash proceeds were applied toward debt repayment. As a result of the sale of the Alabama timberland properties, the Company recorded a gain of $95.7 million.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Greif, Inc. and subsidiary companies
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Greif, Inc. and subsidiary companies (the “Company”) as of October 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 16, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Goodwill - Paper Packaging & Services and Rigid Industrial Packaging & Services Asia Pacific Reporting Units - Refer to Note 2 to the Financial Statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves comparing the carrying value of each reporting unit to the estimated fair value of the reporting unit. The Company’s determination of the estimated fair value of the reporting units is based on both the market approach and a discounted cash flow analysis utilizing the income approach. The determination of the estimated fair value using the market approach and the discounted cash flow model requires management to make significant estimates and assumptions related to the valuation of the reporting unit. Changes in these assumptions could have a significant impact on either the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. The Company’s consolidated goodwill balance was $1.5 billion as of October 31, 2021, of which $768.1 million and $97.2 million were allocated to the Paper Packaging & Services (“PPS”) reporting unit and the Rigid Industrial Packaging & Services Asia Pacific (“RIPS APAC”) reporting unit, respectively. These reporting units exhibit more sensitivity to changes in estimates and assumptions. The estimated fair value of the PPS and RIPS APAC reporting units exceeded their carrying value by at least 30%, therefore no impairment was recognized.
We identified the valuation of the PPS and the RIPS APAC reporting units as a critical audit matter because of the significant estimates and assumptions management made to estimate their fair values and the sensitive nature of the valuation of the PPS and RIPS APAC reporting units to changes in key estimates and assumptions including valuation multiples, revenue growth rates, and discount rates. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to testing the valuation of the PPS and RIPS APAC reporting units focused on certain key assumptions such as valuation multiples, revenue growth rates, and the selection of the discount rates, and included the following procedures, among others:
•We tested the effectiveness of internal controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the PPS and RIPS APAC reporting units, such as controls related to management’s selection of the valuation multiples, revenue growth rates, and discount rates
•We performed a sensitivity analysis of the revenue growth rates and discount rates, which included their impact on cash flows
•We evaluated the reasonableness of management’s revenue growth rates used in the discounted cash flow model by comparing the forecasted revenues to historical amounts, historical macroeconomic benchmarking, competitors’ analyst’s forecasts, and future forecasted macroeconomic benchmarking
•With the assistance of our fair value specialists, we evaluated the reasonableness of (1) the long-term revenue growth rates through macroeconomic benchmarking, (2) the discount rates, and (3) the valuation multiples by developing a range of independent estimates and comparing those to the rates and amounts selected by management.

/s/ Deloitte & Touche LLP

Columbus, Ohio
December 16, 2021

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
As of October 31, 2021, management has assessed the effectiveness of the Company's internal control over financial reporting. In making this assessment, we used the criteria described in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Company's internal control over financial reporting was effective as of October 31, 2021.
Our internal control over financial reporting as of October 31, 2021, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Report of Independent Registered Public Accounting Firm
To the shareholders and Board of Directors of Greif, Inc. and subsidiary companies
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Greif, Inc. and subsidiaries (the “Company”) as of October 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2021, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2021, of the Company and our report dated December 16, 2021, expressed an unqualified opinion on those financial statements.
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
December 16, 2021

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal Number 1 – Election of Directors” in the 2022 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by Items 401(b) and (d)-(f) of Regulation S-K will be contained under the caption “Corporate Governance - Executive Officers of the Company” in the 2022 Proxy Statement, which information is incorporated herein by reference.
We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of the date of this filing, the members of the Audit Committee were Bruce A. Edwards, John F. Finn, John W. McNamara and Robert M. Patterson. Mr. Edwards is Chairperson of the Audit Committee. Our Board of Directors has determined that Mr. Edwards is an “audit committee financial expert,” as that term is defined in Item 401(h)(2) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.
Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10 percent of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Corporate Governance—Stock Holdings of Certain Owners and Management—Delinquent Section 16(a) Reports” in the 2022 Proxy Statement, which information is incorporated herein by reference.
Information concerning the procedures by which stockholders may recommend nominees to our Board of Directors will be found under the caption “Other Matters - Stockholder Recommendations for Director Nominees” in the 2022 Proxy Statement. There has been no material change to the nomination procedures we previously disclosed in the proxy statement for our 2021 annual meeting of stockholders.
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
ITEM 11. EXECUTIVE COMPENSATION
The 2022 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the caption “Compensation Discussion and Analysis;" information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Matters - Compensation Committee Interlocks and Insider Participation;” and information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Matters- Compensation Committee Report.” This information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Corporate Governance - Stock Holdings of Certain Owners and Management” in the 2022 Proxy Statement, which information is incorporated herein by reference.
Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Executive Compensation Tables - Equity Compensation Plan Information” in the 2022 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Other Matters - Certain Relationships and Related Transactions” in the 2022 Proxy Statement, which information is incorporated herein by reference.
Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance – Director Independence” in the 2022 Proxy Statement, which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Audit Committee Matters - Fees of Independent Registered Public Accounting Firm” in the 2022 Proxy Statement, which information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
EXHIBITS

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
3.1	Amended and Restated Certificate of Incorporation of Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 3(a) therein).

3.2	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Definitive Proxy Statement on Form 14A dated January 27, 2003, File No. 001-00566 (see Exhibit A therein).

3.3	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 3.1 therein).

3.4	Third Amended and Restated By-Laws of Greif, Inc.	Current Report on Form 8-K dated September 3, 2021, File No. 001-00566 (see Exhibit 99.2 therein)

4.1
Indenture dated as of July 15, 2011, among Greif Luxembourg Finance S.C.A., as Issuer, Greif, Inc. as Guarantor, The Bank of New York Mellon, as Trustee and Principal Paying Agent, and The Bank of New York Mellon (Luxembourg) S.A., as Transfer Agent, Registrar and Luxembourg Paying Agent, regarding 7.375% Senior Notes due 2021.
Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011, File No. 001-00566 (see Exhibit 99.3 therein).

4.2
Indenture, dated as of February 11, 2019, among Greif, Inc., as issuer, each of the United States subsidiaries of Greif, Inc. party thereto, as guarantors, and U.S. Bank National Association, as trustee, regarding 6.50% Senior Notes due 2027.
Current Report on Form 8-K dated February 11, 2019, File No. 001-00566 (see Exhibit 4.1 therein).

4.3	Description of the Registrant's Securities Registered under Section 12 of the Securities Exchange Act of 1934.	Annual Report on Form 10-K for the fiscal year ended October 31, 2019, File No. 001-00566 (see Exhibit 4.3 therein).

10.1*	Greif, Inc. Amended and Restated Directors’ Deferred Compensation Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.2 therein).

10.2*	Supplemental Retirement Benefit Agreement.	Annual Report on Form 10-K for the fiscal year ended October 31, 1999, File No. 001-00566 (see Exhibit 10(i) therein).

10.3*	Second Amended and Restated Supplemental Executive Retirement Plan.	Annual Report on Form 10-K for fiscal year ended October 31, 2007, File No. 001-00566 (see Exhibit 10(f) therein).

10.4*	Greif, Inc. Amended and Restated Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.1 therein).

10.5*	Amendment No. 1 to Greif, Inc. Amended and Restated Long-Term Incentive Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2014, File No. 001-00566 (See Exhibit 10.8 therein).

10.6*	Amendment No. 2 to Greif, Inc. Amended and Restated Long-Term Incentive Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2018, File No. 001-00566 (See Exhibit 10.8 therein).

10.7*	Amendment No. 3 to Greif, Inc. Amended and Restated Long-Term Incentive Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (See Exhibit 10.7 therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10.8*	Greif, Inc. 2020 Long-Term Incentive Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (See Exhibit 10.8 therein).

10.9*	Form of Performance Stock Unit Award Document for Greif, Inc. 2020 Long-Term Incentive Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (See Exhibit 10.9 therein).

10.10*	Form of Restricted Stock Unit Award Document – Time Vesting for Greif, Inc. 2020 Long-Term Incentive Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (See Exhibit 10.10 therein).

10.11*	Greif, Inc. Performance-Based Incentive Compensation Plan.	Definitive Proxy Statement on Form 14A dated January 25, 2002, File No. 001-00566 (see Exhibit B therein).

10.12*	Amendment No. 1 to Greif, Inc. Performance-Based Incentive Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2011, File No. 001-00566 (See Exhibit 10(i) therein).

10.13*	Amendment No. 2 to Greif, Inc. Performance-Based Incentive Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2013, File No. 001-00566 (See Exhibit 10.10 therein).

10.14*	Amendment No. 3 to Greif, Inc. Performance-Based Incentive Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2017, File No. 001-00566 (See Exhibit 10.11 therein).

10.15*	Greif, Inc. 2001 Management Equity Incentive and Compensation Plan	Definitive Proxy Statement on Form DEF 14A dated January 26, 2001, File No. 001-00566 (see Exhibit A therein).

10.16*	Amendment No. 1 to Greif, Inc. 2001 Management Equity Incentive and Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2011, File No. 001-00566 (See Exhibit 10(k) therein).

10.17*	Amendment No. 2 to Greif, Inc. 2001 Management Equity Incentive and Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2015, File No. 001-00566 (See Exhibit 10.13.2 therein).

10.18*	Amendment No. 3 to Greif, Inc. 2001 Management Equity Incentive and Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (See Exhibit 10.18 therein).

10.19*	2005 Outside Directors Equity Award Plan	Definitive Proxy Statement on Form DEF 14A, File No. 001-00566, filed with the Securities and Exchange Commission on January 21, 2005 (see Exhibit A therein).

10.20*	Stock Option Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(c) therein).

10.21*	Restricted Share Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(d) therein).

10.22*	Amendment No. 1 to Greif, Inc. 2005 Outside Directors Equity Award Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2016, File No. 001-00566 (see Exhibit 10.1 therein).

10.23*	Amended and Restated Nonqualified Deferred Compensation Plan, effective June 1, 2008	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, File No. 001-00566 (see Exhibit 10.5 therein).

10.24*	Nonqualified Supplemental Deferred Compensation Plan, effective January 1, 2020	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, File No. 001-00566 (see Exhibit 10.3 therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10.25*	Form Nonqualified Supplemental Deferred Compensation Plan Participation Letter	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, File No. 001-00566 (see Exhibit 10.4 therein).

10.26*	Amended and Restated Nonqualified Deferred Compensation Plan Amendment No. 1, dated December 20, 2010	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, File No. 001-00566 (see Exhibit 10.6 therein).

10.27*	Defined Contribution Supplemental Executive Retirement Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013, File No. 001-00566 (see Exhibit 10.1 therein).

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

10.29
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
Annual Report on Form 10-K for the fiscal year ended October 31, 2010, File No. 001-00566 (see Exhibit 10(ee) therein).

10.32
Amendment agreement dated July 27, 2021, between the Originators as listed in Schedule 1, Cooperage Receivables Finance B.V., Greif Service Belgium BV, Greif, Inc., Stichting Cooperage Receivables Finance Holding, Trust International Management (T.I.M.) B.V.), Nieuw Amsterdam Receivables Corporation B.V., Coöperatieve Rabobank U.A and Coöperatieve Rabobank U.A. Trading as Rabobank London.
Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2021, File No. 001-00566 (see Exhibit 10.1 therein).

10.33
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
Annual Report on Form 10-K for the fiscal year ended October 31, 2019, File No. 001-00566 (see Exhibit 10.26 therein).

10.35	Amendment No. 1 to Third Amended and Restated Transfer and Administration Agreement	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (see Exhibit 10.36 therein).

10.36	Amendment No. 2 to Third Amended and Restated Transfer and Administration Agreement	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2021, File No. 001-00566 (see Exhibit 10.1 therein).

10.37	Amendment No. 3 to Third Amended and Restated Transfer and Administration Agreement	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2021, File No. 001-00566 (see Exhibit 10.2 therein).

10.38
Assignment agreement dated March 31, 2020, by and among Greif Receivables Funding LLC, Greif Packaging LLC, Custom Packaging Group LLC, the other Originators party hereto, Greif, Inc., the Investors, Administrators and Managing Agents party hereto and Bank of America, N.A., as Agent.
Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, File No. 001-00566 (see Exhibit 10.1 therein).

21	Subsidiaries of the Registrant.	Contained herein.

23	Consent of Deloitte & Touche LLP.	Contained herein.

24.1	Powers of Attorney for Michael J. Gasser, Vicki L. Avril-Groves, John F. Finn, John W. McNamara, Bruce A. Edwards, Daniel J. Gunsett and Mark A. Emkes.	Annual Report on Form 10-K for the fiscal year ended October 31, 2015, File No. 001-00566 (See Exhibit 24 therein).

24.2	Power of Attorney for Robert M. Patterson.	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (See Exhibit 24.2 therein).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended October 31, 2021, formatted in Inline XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidate Balance Sheets, (iii) Consolidated Statements of Cash Flow, (iv) Consolidated Statements of Changes in Shareholders’ Equity and (v) Notes to Consolidated Financial Statements.
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

Greif, Inc.
(Registrant)
Date:	December 16, 2021	By:	/s/ PETER G. WATSON
Peter G. Watson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ PETER G. WATSON	/s/ LAWRENCE A. HILSHEIMER
Peter G. Watson	Lawrence A. Hilsheimer
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Member of the Board of Directors	(principal financial officer)
(principal executive officer)

/s/ DAVID C. LLOYD	MICHAEL J. GASSER*
David C. Lloyd	Michael J. Gasser
Vice President, Corporate Financial Controller	Chairman
(principal accounting officer)	Member of the Board of Directors

BRUCE A. EDWARDS*	DANIEL J. GUNSETT*
Bruce A. Edwards	Daniel J. Gunsett
Member of the Board of Directors	Member of the Board of Directors

JOHN F. FINN*	JOHN W. MCNAMARA*
John F. Finn	John W. McNamara
Member of the Board of Directors	Member of the Board of Directors

MARK A. EMKES*	ROBERT M. PATTERSON*
Mark A. Emkes	Robert M. Patterson
Member of the Board of Directors	Member of the Board of Directors

VICKI L. AVRIL-GROVES*
Vicki L. Avril-Groves
Member of the Board of Directors

*	The undersigned, Peter G. Watson, by signing his name hereto, does hereby execute this Form 10-K on behalf of each of the above-named persons pursuant to powers of attorney duly executed by such persons and filed as an exhibit to this Form 10-K.

By:	/s/ PETER G. WATSON
Peter G Watson
Each of the above signatures is affixed as of December 16, 2021.

SCHEDULE II
GREIF, INC. AND SUBSIDIARY COMPANIES
Consolidated Valuation and Qualifying Accounts and Reserves (Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended October 31, 2019:
Allowance for doubtful accounts	$4.2	$0.6	$2.0	$—	$6.8

Year ended October 31, 2020:
Allowance for doubtful accounts	$6.8	$1.3	$1.3	$—	$9.4

Year ended October 31, 2021:
Allowance for doubtful accounts	$9.4	$2.9	$(6.2)	$—	$6.1