Form 10-Q
period 2022-01-31
GREIF, INC
filed 2022-03-04
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock	GEF	New York Stock Exchange
Class B Common Stock	GEF-B	New York Stock Exchange
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on February 28, 2022:

Class A Common Stock	26,602,841 shares
Class B Common Stock	22,007,725 shares

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended January 31,
(in millions, except per share amounts)	2022	2021
Net sales	$1,564.3	$1,146.5
Cost of products sold	1,274.6	934.3
Gross profit	289.7	212.2
Selling, general and administrative expenses	151.6	134.3
Restructuring charges	3.5	3.1
Integration related costs	1.6	2.0
Non-cash asset impairment charges	62.4	1.3
(Gain) loss on disposal of properties, plants and equipment, net	(1.4)	1.6
Gain on disposal of businesses, net	—	(0.1)
Operating profit	72.0	70.0
Interest expense, net	17.1	25.2
Non-cash pension settlement charges	—	8.5
Other expense, net	2.0	—
Income before income tax expense and equity earnings of unconsolidated affiliates, net	52.9	36.3
Income tax expense	35.6	6.1
Equity earnings of unconsolidated affiliates, net of tax	(1.3)	(0.7)
Net income	18.6	30.9
Net income attributable to noncontrolling interests	(8.3)	(7.5)
Net income attributable to Greif, Inc.	$10.3	$23.4
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$0.17	$0.40
Class B common stock	$0.25	$0.59
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$0.18	$0.40
Class B common stock	$0.25	$0.59
Weighted-average number of Class A common shares outstanding:
Basic	26.6	26.5
Diluted	26.8	26.5
Weighted-average number of Class B common shares outstanding:
Basic	22.0	22.0
Diluted	22.0	22.0
Cash dividends declared per common share:
Class A common stock	$0.46	$0.44
Class B common stock	$0.68	$0.65
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended January 31,
(in millions)	2022	2021
Net income	$18.6	$30.9
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(31.5)	27.6
Derivative financial instruments	11.8	1.9
Minimum pension liabilities	3.1	22.7
Other comprehensive (loss) income, net of tax	(16.6)	52.2
Comprehensive income	2.0	83.1
Comprehensive income attributable to noncontrolling interests	4.0	10.1
Comprehensive (loss) income attributable to Greif, Inc.	$(2.0)	$73.0
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	January 31, 2022	October 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$119.7	$124.6
Trade accounts receivable, net of allowance	816.1	889.5
Inventories:
Raw materials	391.6	390.7
Work-in-process	—	1.5
Finished goods	96.7	107.0
Assets held for sale	139.8	6.9
Prepaid expenses	51.9	54.0
Other current assets	88.2	89.9
	1,704.0	1,664.1
Long-term assets
Goodwill	1,500.5	1,515.4
Other intangible assets, net of amortization	628.0	648.4
Deferred tax assets	7.5	16.3
Pension asset	50.3	39.9
Operating lease assets	287.0	289.4
Other long-term assets	132.5	121.1
	2,605.8	2,630.5
Properties, plants and equipment
Timber properties, net of depletion	227.6	224.6
Land	159.9	161.9
Buildings	531.7	543.8
Machinery and equipment	1,977.8	2,042.3
Capital projects in progress	131.3	137.2
	3,028.3	3,109.8
Accumulated depreciation	(1,571.5)	(1,588.6)
	1,456.8	1,521.2
Total assets	$5,766.6	$5,815.8
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	January 31, 2022	October 31, 2021
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$619.6	$704.5
Accrued payroll and employee benefits	102.1	160.3
Restructuring reserves	17.0	20.3
Current portion of long-term debt	120.3	120.3
Short-term borrowings	37.4	50.5
Liabilities held for sale	83.5	0.9
Current portion of operating lease liabilities	54.3	54.0
Other current liabilities	246.3	203.3
	1,280.5	1,314.1
Long-term liabilities
Long-term debt	2,139.1	2,054.8
Operating lease liabilities	237.0	239.5
Deferred tax liabilities	319.1	318.0
Pension liabilities	73.0	78.3
Postretirement benefit obligations	10.9	11.0
Contingent liabilities and environmental reserves	20.4	19.5
Long-term income tax payable	27.8	27.8
Other long-term liabilities	82.4	153.1
	2,909.7	2,902.0
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests	19.1	24.1
Equity
Common stock, without par value	183.2	179.3
Treasury stock, at cost	(134.0)	(134.1)
Retained earnings	1,812.9	1,825.6
Accumulated other comprehensive loss, net of tax:
Foreign currency translation	(322.6)	(295.4)
Derivative financial instruments	8.2	(3.6)
Minimum pension liabilities	(54.4)	(57.5)
Total Greif, Inc. shareholders' equity	1,493.3	1,514.3
Noncontrolling interests	64.0	61.3
Total shareholders' equity	1,557.3	1,575.6
Total liabilities and shareholders' equity	$5,766.6	$5,815.8
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended January 31,
(in millions)	2022	2021
Cash flows from operating activities:
Net income	$18.6	$30.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	59.4	59.3
Non-cash asset impairment charges	62.4	1.3
Non-cash pension settlement charges	—	8.5
Loss (gain) on disposals of properties, plants and equipment, net	(1.4)	1.6
Gain on disposals of businesses, net	—	(0.1)
Unrealized foreign exchange loss	3.4	—
Deferred income tax expense (benefit)	2.0	(1.9)
Non-cash lease expense	14.6	14.4
Other, net	0.6	1.9
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(4.8)	(30.8)
Inventories	(62.9)	(35.5)
Accounts payable	9.6	13.7
Restructuring reserves	(1.7)	(2.4)
Operating leases	(16.0)	(9.9)
Pension and post-retirement benefit liabilities	(10.4)	(6.1)
Other, net	(51.0)	(33.4)
Net cash provided by operating activities	22.4	11.5
Cash flows from investing activities:
Purchases of properties, plants and equipment	(44.5)	(27.4)
Purchases of and investments in timber properties	(4.8)	(1.0)
Collections of receivables held in special purpose entities	—	50.9
Payments for issuance of loans receivable	—	(15.0)
Proceeds from the sale of properties, plants, equipment and other assets	8.2	—
Other, net	(4.7)	(3.3)
Net cash provided by (used in) investing activities	(45.8)	4.2
Cash flows from financing activities:
Proceeds from issuance of long-term debt	641.6	384.5
Payments on long-term debt	(551.4)	(353.5)
Proceeds (payments) on short-term borrowings, net	(4.2)	16.8
Proceeds from trade accounts receivable credit facility	—	11.2
Payments on trade accounts receivable credit facility	(2.0)	(18.3)
Payments for liabilities held in special purpose entities	—	(43.3)
Dividends paid to Greif, Inc. shareholders	(27.2)	(25.9)
Dividends paid to noncontrolling interests	(2.8)	(1.5)
Net cash provided by (used in) financing activities	54.0	(30.0)
Effects of exchange rates on cash	(18.6)	9.8
Net increase (decrease) in cash and cash equivalents	12.0	(4.5)
Cash and cash equivalents at beginning of period	124.6	105.9
Cash and cash equivalents at end of period*	$136.6	$101.4
*2022 Ending cash includes $16.9 million of cash presented within assets held for sale on the interim condensed consolidated balance sheet. See Note 13 for more information.
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended January 31, 2022
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2021	48,559	$179.3	28,283	$(134.1)	$1,825.6	$(356.5)	$1,514.3	$61.3	$1,575.6
Net income					10.3		10.3	8.3	18.6
Other comprehensive income:
Foreign currency translation						(27.2)	(27.2)	(4.3)	(31.5)
Derivative financial instruments, net of $4.0 million of income tax benefit						11.8	11.8		11.8
Minimum pension liability adjustment, net of $0.5 million income tax benefit						3.1	3.1		3.1
Comprehensive income			.				(2.0)		2.0
Current period mark to redemption value of redeemable noncontrolling interest and other					5.0		5.0		5.0
Net income allocated to redeemable noncontrolling interests							—	0.4	0.4
Dividends paid to Greif, Inc. shareholders ($0.46 and $0.68 per Class A share and Class B share, respectively)					(27.2)		(27.2)		(27.2)
Dividends paid to noncontrolling interests and other							—	(1.7)	(1.7)
Dividends earned on RSU shares					(0.8)		(0.8)		(0.8)
Long-term incentive shares issued	46	2.7	(46)	0.1			2.8		2.8
Share based compensation	—	1.1	—	—			1.1		1.1
Restricted stock, executive	3	0.1	(3)	—			0.1		0.1
As of January 31, 2022	48,608	$183.2	28,234	$(134.0)	$1,812.9	$(368.8)	$1,493.3	$64.0	$1,557.3

	Three Months Ended January 31, 2021
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2020	48,450	$170.2	28,392	$(134.4)	$1,543.9	$(427.5)	$1,152.2	$48.5	$1,200.7
Net income					23.4		23.4	7.5	30.9
Other comprehensive income (loss):
Foreign currency translation						25.0	25.0	2.6	27.6
Derivative financial instruments, net of $0.6 million income tax expense						1.9	1.9		1.9
Minimum pension liability adjustment, net of $7.4 million income tax expense						22.7	22.7		22.7
Comprehensive income							73.0		83.1
Current period mark to redemption value of redeemable noncontrolling interest and other					0.6		0.6		0.6
Net income allocated to redeemable noncontrolling interests							—	(0.3)	(0.3)
Dividends paid to Greif, Inc. shareholders ($0.44 and $0.65 per Class A share and Class B share, respectively)					(25.9)		(25.9)		(25.9)
Dividends paid to noncontrolling interests and other							—	(1.0)	(1.0)
Long-term incentive shares issued	80	3.9	(80)	0.2			4.1		4.1
Share based compensation	—	1.2	—	—			1.2		1.2
Restricted stock, executive	3	0.1	(3)	—			0.1		0.1
As of January 31, 2021	48,533	$175.4	28,309	$(134.2)	$1,542.0	$(377.9)	$1,205.3	$57.3	$1,262.6

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
The information filed herein reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated balance sheets as of January 31, 2022 and October 31, 2021, the interim condensed consolidated statements of income, comprehensive income and changes in shareholders' equity for the three months ended January 31, 2022 and 2021 and the interim condensed consolidated statements of cash flows for the three months ended January 31, 2022 and 2021 of the Company. The interim condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling interest and are accounted for using either the equity or cost method, as appropriate.
The unaudited interim condensed consolidated financial statements included in the Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2021 (the “2021 Form 10-K”).
Newly Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", which is intended to simplify accounting for income taxes. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU on November 1, 2021. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations, comprehensive income, cash flows or disclosures.
Recently Issued Accounting Standards
Except for the accounting pronouncement described above, there have been no new accounting pronouncements issued since the filing of the 2021 Form 10-K that have significance, or potential significance, to the interim condensed consolidated financial statements.

NOTE 2 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the three months ended January 31, 2022:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2021	$18.6	$1.7	$20.3
Costs incurred and charged to expense	1.6	1.9	3.5
Costs paid or otherwise settled	(4.4)	(2.4)	(6.8)
Balance at January 31, 2022	$15.8	$1.2	$17.0
The focus for restructuring activities in 2022 is to optimize operations and close under-performing assets.
During the three months ended January 31, 2022, the Company recorded restructuring charges of $3.5 million, as compared to $3.1 million of restructuring charges recorded during the three months ended January 31, 2021. The restructuring activity for the three months ended January 31, 2022 consisted of $1.6 million in employee separation costs and $1.9 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities.
The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-Q. Remaining amounts expected to be incurred were $14.6 million as of January 31, 2022:

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the Three Months Ended January 31, 2022	Amounts Remaining to be Incurred
Global Industrial Packaging
Employee separation costs	$10.5	$1.5	$9.0
Other restructuring costs	3.3	0.6	2.7
	13.8	2.1	11.7
Paper Packaging & Services
Employee separation costs	1.1	0.1	1.0
Other restructuring costs	3.2	1.3	1.9
	4.3	1.4	2.9
	$18.1	$3.5	$14.6
NOTE 3 — LONG-TERM DEBT
Long-term debt is summarized as follows:

(in millions)	January 31, 2022	October 31, 2021
2019 Credit Agreement - Term Loans	$1,217.2	$1,247.3
Senior Notes due 2027	496.1	495.9
Accounts receivable credit facilities	384.5	391.1
2019 Credit Agreement - Revolving Credit Facility	170.6	50.5
Other debt	0.4	0.6
	2,268.8	2,185.4
Less: current portion	120.3	120.3
Less: deferred financing costs	9.4	10.3
Long-term debt, net	$2,139.1	$2,054.8
2019 Credit Agreement

On February 11, 2019, the Company and certain of its subsidiaries entered into an amended and restated senior secured credit agreement (the “2019 Credit Agreement”) with a syndicate of financial institutions. The Company's obligations under the 2019 Credit Agreement are guaranteed by certain of its U.S. and non-U.S. subsidiaries.
The 2019 Credit Agreement provides for (a) an $800.0 million secured revolving credit facility, consisting of a $600.0 million multicurrency facility and a $200.0 million U.S. dollar facility, maturing on February 11, 2024, (b) a $1,275.0 million secured term loan A-1 facility, with quarterly principal installments that commenced on April 30, 2019, that matures on January 31, 2024, (c) a $400.0 million secured term loan A-2 facility, with quarterly principal installments that commenced on April 30, 2019, that matures on January 31, 2026, and (d) a $225.0 million secured term A-3 loan with quarterly principal installments commenced on July 31, 2021 and continue through maturity on July 15, 2026. In addition, the Company has an option to add an aggregate of $475.0 million to the secured revolving credit facility under the 2019 Credit Agreement with the agreement of the lenders. The revolving credit facility is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, and to finance acquisitions.
As of January 31, 2022, $1,387.8 million was outstanding under the 2019 Credit Agreement. The current portion of such outstanding amount was $120.3 million, and the long-term portion was $1,267.5 million. The weighted average interest rate for borrowings under the 2019 Credit Agreement was 1.33% for the three months ended January 31, 2022. The actual interest rate for borrowings under the 2019 Credit Agreement was 1.24% as of January 31, 2022. The deferred financing costs associated with the term loan portion of the 2019 Credit Agreement totaled $7.6 million as of January 31, 2022 and are recorded as a reduction of long-term debt on the interim condensed consolidated balance sheets. The deferred financing costs associated with the revolver portion of the 2019 Credit Agreement totaled $3.8 million as of January 31, 2022 and are recorded within other long-term assets on the interim condensed consolidated balance sheets.
Senior Notes due 2027
On February 11, 2019, the Company issued $500.0 million of 6.50% Senior Notes due March 1, 2027 (the "Senior Notes due 2027"). Semi-annual interest payments on the Senior Notes due 2027 commenced on September 1, 2019. The Company's obligations under the Senior Notes due 2027 are guaranteed by its U.S. subsidiaries that guarantee the 2019 Credit Agreement, as described above. The deferred financing cost associated with the Senior Notes due 2027 totaled $1.8 million as of January 31, 2022 and is recorded as a reduction of long-term debt on the interim condensed consolidated balance sheets.
United States Trade Accounts Receivable Credit Facility
On May 26, 2021, Greif Receivables Funding LLC (“Greif Funding”), Greif Packaging LLC (“Greif Packaging”), and certain other U.S. subsidiaries of the Company amended and restated its U.S. receivables financing facility (the “U.S. Receivables Facility”). The U.S. Receivables Facility provides an accounts receivable financing facility of $275.0 million, with a new maturity date of May 26, 2022. As of January 31, 2022, there was $275.0 million outstanding balance under the U.S. Receivables Facility that is reported as long-term debt on the interim condensed consolidated balance sheets because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing by exercising the renewal option in the respective agreement or entering into new financing arrangements.
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
International Trade Accounts Receivable Credit Facility
On July 27, 2021, Cooperage Receivables Finance B.V. and Greif Services Belgium BV, an indirect wholly owned subsidiary of Greif, Inc., amended and restated the Nieuw Amsterdam Receivables Financing Agreement (the "European RFA") with affiliates of a major international bank. The amended and restated European RFA matures April 26, 2022. The European RFA provides an accounts receivable financing facility of up to €100.0 million ($111.5 million as of January 31, 2022) secured by certain European accounts receivable. The $109.5 million outstanding on the European RFA as of January 31, 2022 is reported as long-term debt on the interim condensed consolidated balance sheets because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing by exercising the renewal option in the respective agreement or entering into new financing arrangements.

NOTE 4 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of January 31, 2022 and October 31, 2021:

	January 31, 2022
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$10.7	$—	$10.7	$—	$(9.2)	$—	$(9.2)
Foreign exchange hedges	—	1.6	—	1.6	—	(0.6)	—	(0.6)
Insurance annuity	—	—	20.1	20.1	—	—	—	—
Cross currency swap	—	18.8	—	18.8	—	—	—	—

	October 31, 2021
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$7.6	$—	$7.6	$—	$(16.8)	$—	$(16.8)
Foreign exchange hedges	—	0.1	—	0.1	—	(0.1)	—	(0.1)
Insurance annuity	—	—	20.9	20.9	—	—	—	—
Cross currency swap	—	10.2	—	10.2	—	(1.2)	—	(1.2)
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of January 31, 2022 and October 31, 2021 approximate their fair values because of the short-term nature of these items and are not included in this table.
Interest Rate Derivatives
The Company has various borrowing facilities which charge interest based on the one-month U.S. dollar LIBOR rate plus a spread.
In 2020, the Company entered into four interest rate swaps with a total notional amount of $200.0 million, maturing on July 15, 2029. The Company receives variable rate interest payments based upon one-month U.S. dollar LIBOR, and in return the Company is obligated to pay interest at a weighted-average interest rate of 0.90% plus a spread. This effectively converted the borrowing rate on an amount of debt equal to the outstanding notional amount of the interest rate swap from a variable rate to a fixed rate.
In 2019, the Company entered into six interest rate swaps with a total notional amount of $1,300.0 million that amortize to $200.0 million over a five-year term, maturing on March 11, 2024. The outstanding notional amount as of January 31, 2022 is $500.0 million. The Company receives variable rate interest payments based upon one-month U.S. dollar LIBOR, and in return the Company is obligated to pay interest at a weighted-average interest rate of 2.49% plus a spread. This effectively converted the borrowing rate on an amount of debt equal to the outstanding notional amount of the interest rate swap from a variable rate to a fixed rate.
In 2017, the Company entered into three interest rate swaps with a notional amount of $300.0 million, maturing on February 1, 2022. The Company receives variable rate interest payments based upon one-month U.S. dollar LIBOR, and in return the Company is obligated to pay interest at a fixed rate of 1.19% plus a spread. This effectively converted the borrowing rate on an amount of debt equal to the outstanding notional amount of the interest rate swap from a variable rate to a fixed rate.
These derivatives are designated as cash flow hedges for accounting purposes. Accordingly, the gain or loss on these derivative instruments are reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. See Note 11 to the interim condensed consolidated financial statements for additional disclosures of the aggregate gain or loss included within other comprehensive income. The assumptions used in measuring fair value of these interest rate derivatives are considered level 2 inputs, which are based upon observable market rates, including LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements.

Losses reclassified to earnings under these contracts were $4.3 million and $4.4 million for the three months ended January 31, 2022, and 2021, respectively. A derivative loss of $5.8 million, based upon interest rates at January 31, 2022, is expected to be reclassified from accumulated other comprehensive income (loss) to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of January 31, 2022, and October 31, 2021, the Company had outstanding foreign currency forward contracts in the notional amount of $184.5 million and $81.8 million, respectively.
Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which are based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
Realized gains (losses) recorded in other expense, net under fair value contracts were $(2.4) million and $2.0 million for the three months ended January 31, 2022, and 2021, respectively. Within other expense, net, the Company recognized an unrealized net gain (loss) of $1.0 million and $(0.6) million during the three months ended January 31, 2022 and 2021, respectively.
Cross Currency Swap
The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates.
In October 2021, the Company entered into two cross currency interest rate swap agreements that synthetically swap $116.8 million of fixed rate debt to Euro denominated fixed rate debt at a weighted average rate of 1.26%. These agreements are designated as cash flow hedges for accounting purposes and will mature on October 2026.
In August 2021, the Company entered into two cross currency interest rate swap agreements that synthetically swap $117.6 million of fixed rate debt to Euro denominated fixed rate debt at a weighted average rate of 1.19%. These agreements are designated as net investment hedges for accounting purposes and will mature in August 2026.
In March 2018, the Company entered into two cross currency interest rate swap agreement that synthetically swaps $100.0 million of fixed rate debt to Euro denominated fixed rate debt at a rate of 2.35%. The agreement is designated as a net investment hedge for accounting purposes and will mature in March 2023.
The gain or loss on these net investment hedge derivative instruments is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. See Note 11 to the interim condensed consolidated financial statements for additional disclosures of the aggregate gain or loss included within other comprehensive income. The gain or loss on the cash flow hedge derivative instruments is included in the unrealized foreign exchange component of other expense, offset by the underlying gain or loss on the underlying cash flows that are being hedged. Interest payments received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the consolidated statements of income. The assumptions used in measuring fair value of the cross currency swap are considered level 2 inputs, which are based upon the Euro to United States dollar exchange rate market.
For the three months ended January 31, 2022 and 2021, gains recorded in interest expense, net under the cross currency swap agreements were $1.4 million and $0.6 million, respectively.
Other Financial Instruments
The fair values of the Company’s 2019 Credit Agreement, the U.S. Receivables Facility and the European RFA do not materially differ from carrying value as the Company’s cost of borrowing is variable and approximates current borrowing rates. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with Accounting Standard Codification ("ASC") Topic 820, "Fair Value Measurements and Disclosures."

The following table presents the estimated fair values of the Company’s Senior Notes due 2027:

(in millions)	January 31, 2022	October 31, 2021
Senior Notes due 2027 estimated fair value	$516.3	$520.0
Non-Recurring Fair Value Measurements
The Company recognized asset impairment charges of $62.4 million and $1.3 million during the three months ended January 31, 2022 and 2021, respectively.
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the three months ended January 31, 2022 and 2021:

	Quantitative Information about Level 3 Fair Value Measurements
(in millions)	Impairment Amount	Valuation Technique	Unobservable Input	Range of Input Values
January 31, 2022
Net Assets Held for Sale	$62.4	Indicative Bids	Indicative Bids	N/A
Total	$62.4

January 31, 2021
Long Lived Assets	$1.3	Discounted Cash Flows; Indicative Bids	Discounted Cash Flows; Indicative Bids	N/A
Total	$1.3
Assets and Liabilities Held for Sale
During the three months ended January 31, 2022, the Company entered into a definitive agreement to divest its approximately 50% equity interest in the Flexible Products & Services business to its joint venture partner, Gulf Refined Packaging (the "FPS Divestiture"). This agreement triggered the reclassification of the Flexible Products & Services business to assets and liabilities held for sale, which further resulted in recognized impairment charges of $62.4 million. Included in the asset impairment, was $112.0 million related to the expected release of cumulative translation adjustment losses associated with the foreign subsidiaries classified as held for sale. During the three months ended January 31, 2021, the Company recorded no impairment charges related to assets and liabilities held for sale.

The assumptions used in measuring fair value of assets and liabilities held for sale are considered level 3 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers.
Long-Lived Assets
As necessary, based on triggering events, the Company measures long-lived assets at fair value on a non-recurring basis. The Company recorded no impairment charges related to both properties, plants and equipment, net and intangible assets during the three months ended January 31, 2022 and $1.3 million impairment charges related to both properties, plants and equipment, net and intangible assets during the three months ended January 31, 2021, respectively.
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
The Company granted 99,006 RSUs on December 16, 2021, for the performance period commencing on November 1, 2021 and ending October 31, 2024. The weighted average fair value of the RSUs granted on that date was $60.54.
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
The Company granted 162,392 PSUs on December 16, 2021, for the performance period commencing on November 1, 2021 and ending October 31, 2024. If earned, the PSUs are to be awarded in shares of Class A Common Stock. The weighted average fair value of the PSUs granted on that date was $60.08. The weighted average fair value of the PSUs at January 31, 2022 was $58.03.
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
For the three months ended January 31, 2022 and January 31, 2021, income tax expense was $35.6 million and $6.1 million, respectively. The increase in income tax expense for the three months ended January 31, 2022 was primarily attributable to an increase in pretax book income and an increase of unfavorable discrete items of $8.9 million. The increase in discrete items is primarily due to adjustments of certain assumptions regarding 2021 tax-only capital losses previously applied to timberland sales in 2021 and tax basis in certain tangible property, net of reductions in previously unrecognized tax benefits due to expiration of statutes of limitation and audit settlements. Additionally, a $62.4 million book impairment loss was recorded in the quarter relating to the FPS Divestiture on which there is expected to be no tax benefit.
NOTE 7 — POST RETIREMENT BENEFIT PLANS
The components of net periodic pension cost include the following:

	Three Months Ended January 31,
(in millions)	2022	2021
Service cost	$3.0	$3.1
Interest cost	5.1	4.5
Expected return on plan assets	(8.2)	(7.9)
Amortization of prior service cost	(0.1)	—
Recognized net actuarial loss	2.0	3.8
Net periodic pension cost	$1.8	$3.5

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended October 31, 2021, the Company expects to make employer contributions of $35.5 million, including benefits paid directly by the Company, during 2022.
The components of net periodic pension cost and net periodic post-retirement benefit, other than the service cost components, are included in the line item "Other income, net" in the interim condensed consolidated statements of income.
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
Environmental Reserves
As of January 31, 2022, and October 31, 2021, the Company's environmental reserves were $20.4 million and $19.5 million, respectively. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability.
As of January 31, 2022 and October 31, 2021, the Company has accrued $11.0 million for the Diamond Alkali Superfund Site in New Jersey.
Aside from the Diamond Alkali Superfund Site, other environmental reserves of the Company as of January 31, 2022 and October 31, 2021 included $9.4 million and $8.5 million, respectively, for its various facilities around the world. It is possible that there could be resolution of uncertainties in the future that would require the Company to record charges that could be material to future earnings.
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
The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding
         *Diluted Class B EPS calculation is identical to Basic Class B calculation
The following table provides EPS information for each period, respectively:

	Three Months Ended January 31,
(in millions)	2022	2021
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$10.3	$23.4
Cash dividends	(27.2)	(25.9)
Undistributed earnings attributable to Greif, Inc.	$(16.9)	$(2.5)
The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.

The following table summarizes the Company’s Class A and Class B common and treasury shares as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
January 31, 2022
Class A Common Stock	128,000,000	42,281,920	26,600,442	15,681,478
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275

October 31, 2021
Class A Common Stock	128,000,000	42,281,920	26,550,924	15,730,996
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended January 31,
	2022	2021
Class A Common Stock:
Basic shares	26,573,932	26,456,071
Assumed conversion of restricted shares	176,538	75,332
Diluted shares	26,750,470	26,531,403
Class B Common Stock:
Basic and diluted shares	22,007,725	22,007,725
NOTE 10 — LEASES
The Company leases certain buildings, warehouses, land, transportation equipment, operating equipment, and office equipment with remaining lease terms from less than 1 year up to 20 years. The Company reviews all options to extend, terminate, or purchase a right of use asset at the time of lease inception and accounts for options deemed reasonably certain.
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
As of January 31, 2022, the Company does not have material exposure to finance leases and has not entered into any significant leases which have not yet commenced.
The following table presents the lease expense components for the three months ended January 31, 2022 and 2021:

	Three Months Ended January 31,
(in millions)	2022	2021
Operating lease cost	$17.0	$17.3
Other lease cost*	5.7	5.7
Total lease cost	$22.7	$23.0
*includes variable, short-term, and finance lease costs

Future maturity for the Company's lease liabilities, during the next five years, and in the aggregate for the years thereafter, are as follows:

(in millions)	January 31, 2022
2022	$65.7
2023	58.2
2024	48.6
2025	42.2
2026	34.3
Thereafter	111.6
Total lease payments	$360.6
Less: interest	(69.3)
Lease liabilities	$291.3
The following table presents the weighted-average lease term and discount rate as of January 31, 2022 and 2021:

	January 31, 2022	January 31, 2021
Weighted-average remaining lease term (years) for operating lease liabilities	10.1	10.9
Weighted-average discount rate for operating lease liabilities	3.58%	3.68%
The following table presents other required lease related information for the three months ended January 31, 2022 and 2021:

	Three Months Ended January 31,
(in millions)	2022	2021
Operating cash flows used for operating liabilities	$17.1	$17.4
Leased assets obtained in exchange for new operating lease liabilities	7.7	1.9
NOTE 11 — COMPREHENSIVE INCOME (LOSS)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the three months ended January 31, 2022:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2021	$(295.4)	$(3.6)	$(57.5)	$(356.5)
Other comprehensive income (loss)	(27.2)	11.8	3.1	(12.3)
Balance as of January 31, 2022	$(322.6)	$8.2	$(54.4)	$(368.8)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the three months ended January 31, 2021:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2020	$(294.9)	$(24.7)	$(107.9)	$(427.5)
Other comprehensive income	25.0	1.9	22.7	49.6
Balance as of January 31, 2021	$(269.9)	$(22.8)	$(85.2)	$(377.9)
The components of accumulated other comprehensive income (loss) above are presented net of tax, as applicable.

NOTE 12 — BUSINESS SEGMENT INFORMATION
The Company has six operating segments, which are aggregated into three reportable business segments: Global Industrial Packaging; Paper Packaging & Services; and Land Management.
The Company’s reportable business segments offer different products and services. The accounting policies of the reportable business segments are substantially the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies” note in the 2021 Form 10-K.
The following tables present net sales disaggregated by geographic area for each reportable segment for the three months ended January 31, 2022:

	Three Months Ended January 31, 2022
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$318.8	$457.3	$173.0	$949.1
Paper Packaging & Services	600.8	—	9.2	610.0
Land Management	5.2	—	—	5.2
Total net sales	$924.8	$457.3	$182.2	$1,564.3
The following tables present net sales disaggregated by geographic area for each reportable segment for the three months ended January 31, 2021:

	Three Months Ended January 31, 2021
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$202.8	$330.5	$126.0	$659.3
Paper Packaging & Services	473.5	—	7.4	480.9
Land Management	6.3	—	—	6.3
Total net sales	$682.6	$330.5	$133.4	$1,146.5

The following segment information is presented for the periods indicated:

	Three Months Ended January 31,
(in millions)	2022	2021
Operating profit:
Global Industrial Packaging	$31.0	$54.0
Paper Packaging & Services	38.3	14.3
Land Management	2.7	1.7
Total operating profit	$72.0	$70.0

Depreciation, depletion and amortization expense:
Global Industrial Packaging	$20.6	$21.0
Paper Packaging & Services	38.0	37.2
Land Management	0.8	1.1
Total depreciation, depletion and amortization expense	$59.4	$59.3

The following table presents total assets by segment and total properties, plants and equipment, net by geographic area:

(in millions)	January 31, 2022	October 31, 2021
Assets:
Global Industrial Packaging	$2,791.9	$2,735.1
Paper Packaging & Services	2,449.5	2,506.5
Land Management	250.0	249.2
Total segments	5,491.4	5,490.8
Corporate and other	275.2	325.0
Total assets	$5,766.6	$5,815.8

Long lived assets, net:
United States	$1,302.8	$1,321.8
Europe, Middle East and Africa	329.5	374.5
Asia Pacific and other Americas	111.5	114.3
Total long-lived assets, net	$1,743.8	$1,810.6

NOTE 13 — ASSETS AND LIABILITIES HELD FOR SALE
On December 31, 2021, the Company entered into a definitive agreement to divest its approximately 50% equity interest in the Flexible Products & Services business to its joint venture partner, Gulf Refined Packaging, for a total cash consideration of approximately $123.0 million, subject to certain conditions and post-closing adjustments. The transaction is expected to close by March 31, 2022. As of January 31, 2022, the assets and liabilities in the Flexible Packaging joint venture were classified as assets and liabilities held for sale.
The following table presents assets and liabilities classified as held for sale as of January 31, 2022:

(in millions)	January 31, 2022
Cash and cash equivalents	$16.9
Trade accounts receivable, net of allowance	59.6
Inventories	61.8
Properties, plants and equipment, net	41.0
Other assets	22.9
Impairment to net realizable value	(62.4)
Total assets held for sale	$139.8

Accounts payable	$50.5
Other liabilities	33.0
Total liabilities held for sale	$83.5
NOTE 14 — SUBSEQUENT EVENTS
On March 1, 2022, the Company and certain of our subsidiaries entered into a second amended and restated senior secured credit agreement (the “2022 Credit Agreement”) with a syndicate of financial institutions. The 2022 Credit Agreement amended, restated and replaced in its entirety the 2019 Credit Agreement. The 2022 Credit Agreement provides for (a) an $800.0 million secured revolving credit facility, consisting of a $725.0 million multicurrency facility and a $75.0 million U.S. dollar facility, maturing on March 1, 2027, (b) a $1,100 million secured term loan A-1 facility with quarterly principal installments commencing on July 31, 2022 and continuing through January 31, 2027, with any outstanding principal balance of such term loan A-1 facility being due and payable on maturity on March 1, 2027, and (c) a $515.0 million secured term loan A-2 facility with quarterly principal installments commencing on July 31, 2022 and continuing through January 31, 2027, with any outstanding principal balance of such term loan A-2 being due and payable on maturity on March 1, 2027. The term loan A-2 facility reflects the combination of the outstanding balances of the secured term A-2 and A-3 loans under the 2019 Credit Agreement. The Company used the borrowings under the 2022 Credit Agreement on March 1, 2022, to redeem the Senior Notes due 2027, and to repay and refinance all of the outstanding borrowings under the 2019 Credit Agreement, and will use the borrowings thereunder to fund ongoing working capital and capital expenditure needs and for general corporate purposes, including acquisitions, and to pay related fees and expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in unaudited interim condensed consolidated financial statements included in the Quarterly Report on Form 10-Q ("this Form 10-Q") to the years, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year, unless otherwise stated.
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our interim condensed consolidated balance sheets as of January 31, 2022 and October 31, 2021, and for the interim condensed consolidated statements of income for the three months ended January 31, 2022 and 2021. This discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021 (the “2021 Form 10-K”). Readers are encouraged to review the entire 2021 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, whether expressed in or implied by the statements. Such risks and uncertainties that might cause a difference include, but are not limited to, the following: (i) historically, our business has been sensitive to changes in general economic or business conditions, (ii) our global operations subject us to political risks, instability and currency exchange that could adversely affect our results of operations, (iii) the COVID-19 pandemic could continue to impact any combination of our business, financial condition, results of operations and cash flows, (iv) the current and future challenging global economy and disruption and volatility of the financial and credit markets may adversely affect our business, (v) the continuing consolidation of our customer base and suppliers may intensify pricing pressure, (vi) we operate in highly competitive industries, (vii) our business is sensitive to changes in industry demands and customer preferences, (viii) raw material, price fluctuations, global supply chain disruptions and inflation may adversely impact our results of operations, (ix) energy and transportation price fluctuations and shortages may adversely impact our manufacturing operations and costs, (x) the frequency and volume of our timber and timberland sales will impact our financial performance, (xi) we may not successfully implement our business strategies, including achieving our growth objectives, (xii) we may encounter difficulties or liabilities arising from acquisitions or divestitures, (xiii) we may incur additional restructuring costs and there is no guarantee that our efforts to reduce costs will be successful, (xiv) several operations are conducted by joint ventures that we cannot operate solely for our benefit, (xv) certain of the agreements that govern our joint ventures provide our partners with put or call options, (xvi) our ability to attract, develop and retain talented and qualified employees, managers and executives is critical to our success, (xvii) our business may be adversely impacted by work stoppages and other labor relations matters, (xviii) we may be subject to losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage and general insurance premium and deductible increases, (xix) our business depends on the uninterrupted operations of our facilities, systems and business functions, including our information technology and other business systems, (xx) a security breach of customer, employee, supplier or our information and data privacy risks and costs of compliance with new regulations may have a material adverse effect on our business, financial condition, results of operations and cash flows, (xxi) we could be subject to changes to our tax rates, the adoption of new U.S. or foreign tax legislation or exposure to additional tax liabilities, (xxii) full realization of our deferred tax assets may be affected by a number of factors, (xxiii) we have a significant amount of goodwill and long-lived assets which, if impaired in the future, would adversely impact our results of operations, (xxiv) our pension and post-retirement plans are underfunded and will require future cash contributions, and our required future cash contributions could be higher than we expect, each of which could have a material adverse effect on our financial condition and liquidity, (xxv) legislation/regulation related to environmental and health and safety matters and corporate social responsibility could negatively impact our operations and financial performance, (xxvi) product liability claims and other legal proceedings could adversely affect our operations and financial performance, (xxvii) we may incur fines or penalties, damage to our reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws, (xxviii) changing climate, global climate change regulations and greenhouse gas effects may adversely affect our operations and financial performance, (xxix) we may be unable to achieve our greenhouse gas emission reduction targets by 2030. The risks described above are not all-inclusive, and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. For a detailed discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, see “Risk Factors” in Part I, Item 1A of our most recently filed Form 10-K and our other filings with the Securities and Exchange Commission. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
OVERVIEW
Business Segments
We operate in three reportable business segments: Global Industrial Packaging; Paper Packaging & Services; and Land Management.
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
In the Land Management segment, we are focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use ("HBU") land and development land. As of January 31, 2022, we owned approximately 175,000 acres of timber property in the southeastern United States, which includes 18,800 acres of special use land.
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
Our critical accounting policies are discussed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2021 Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the interim condensed consolidated financial statements with useful and reliable information about our results of operations and financial condition. There have been no material changes to our critical accounting policies from the disclosures contained in the 2021 Form 10-K.
Recently Issued and Newly Adopted Accounting Standards
See Note 1 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q for a detailed description of recently issued and newly adopted accounting standards.

RESULTS OF OPERATIONS
The following comparative information is presented for the three months ended January 31, 2022 and 2021. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.

Items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A — Risk Factors, of the 2021 Form 10-K. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.
The non-GAAP financial measures of EBITDA and Adjusted EBITDA are used throughout the following discussion of our results of operations, both for our consolidated and segment results. For our consolidated results, EBITDA is defined as net income, plus interest expense, net, plus income tax expense, plus depreciation, depletion and amortization expense, and Adjusted EBITDA is defined as EBITDA plus restructuring charges, plus integration related costs, plus non-cash asset impairment charges, plus non-cash pension settlement charges, plus incremental COVID-19 costs, net, plus loss (gain) on disposal of properties, plants, equipment and businesses, net. Since we do not calculate net income by business segment, EBITDA and Adjusted EBITDA by business segment are reconciled to operating profit by business segment. In that case, EBITDA is defined as operating profit by business segment less non-cash pension settlement charges, less other expense, net, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization expense for that business segment, and Adjusted EBITDA is defined as EBITDA plus any restructuring charges, plus integration related costs, plus non-cash asset impairment charges, plus non-cash pension settlement charges, plus incremental COVID-19 costs, net, plus loss (gain) on disposal of properties, plants, equipment and businesses, net, plus timberlands gains, net, for that business segment.
We use EBITDA and Adjusted EBITDA as financial measures to evaluate our historical and ongoing operations and believe that these non-GAAP financial measures are useful to enable investors to perform meaningful comparisons of our historical and current performance. In addition, we present our U.S. and non-U.S. income before income taxes after eliminating the impact of restructuring charges, integration related costs, non-cash asset impairment charges, non-cash pension settlement charges, incremental COVID-19 costs, net and (gain) loss on disposal of properties, plants, equipment and businesses, net which are non-GAAP financial measures. We believe that excluding the impact of these adjustments enables investors to perform a meaningful comparison of our current and historical performance that investors find valuable. The foregoing non-GAAP financial measures are intended to supplement, and should be read together with, our financial results. These non-GAAP financial measures should not be considered an alternative or substitute for, and should not be considered superior to, our reported financial results. Accordingly, users of this financial information should not place undue reliance on the non-GAAP financial measures.

First Quarter Results
The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our business segments for the three months ended January 31, 2022 and 2021:

	Three Months Ended January 31,
(in millions)	2022	2021
Net sales:
Global Industrial Packaging	$949.1	$659.3
Paper Packaging & Services	610.0	480.9
Land Management	5.2	6.3
Total net sales	$1,564.3	$1,146.5
Operating profit:
Global Industrial Packaging	$31.0	$54.0
Paper Packaging & Services	38.3	14.3
Land Management	2.7	1.7
Total operating profit	$72.0	$70.0
EBITDA:
Global Industrial Packaging	$51.0	$75.8
Paper Packaging & Services	76.2	42.9
Land Management	3.5	2.8
Total EBITDA	$130.7	$121.5
Adjusted EBITDA:
Global Industrial Packaging	$114.2	$79.5
Paper Packaging & Services	80.5	56.1
Land Management	2.1	2.9
Total Adjusted EBITDA	$196.8	$138.5

The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the three months ended January 31, 2022 and 2021:

	Three Months Ended January 31,
(in millions)	2022	2021
Net income	$18.6	$30.9
Plus: interest expense, net	17.1	25.2
Plus: income tax expense	35.6	6.1
Plus: depreciation, depletion and amortization expense	59.4	59.3
EBITDA	$130.7	$121.5
Net income	$18.6	$30.9
Plus: interest expense, net	17.1	25.2
Plus: income tax expense	35.6	6.1
Plus: non-cash pension settlement charges	—	8.5
Plus: other expense, net	2.0	—
Plus: equity earnings of unconsolidated affiliates, net of tax	(1.3)	(0.7)
Operating profit	72.0	70.0
Less: non-cash pension settlement charges	—	8.5
Less: other expense, net	2.0	—
Less: equity earnings of unconsolidated affiliates, net of tax	(1.3)	(0.7)
Plus: depreciation, depletion and amortization expense	59.4	59.3
EBITDA	130.7	121.5
Plus: restructuring charges	3.5	3.1
Plus: integration related costs	1.6	2.0
Plus: non-cash asset impairment charges	62.4	1.3
Plus: non-cash pension settlement charges	—	8.5
Plus: incremental COVID-19 costs, net	—	0.6
Plus: (gain) loss on disposal of properties, plants, equipment, and businesses, net	(1.4)	1.5
Adjusted EBITDA	$196.8	$138.5

The following table sets forth EBITDA and Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the three months ended January 31, 2022 and 2021:

	Three Months Ended January 31,
(in millions)	2022	2021
Global Industrial Packaging
Operating profit	$31.0	$54.0
Less: other expense (income), net	1.9	(0.1)
Less: equity earnings of unconsolidated affiliates, net of tax	(1.3)	(0.7)
Plus: depreciation and amortization expense	20.6	21.0
EBITDA	51.0	75.8
Plus: restructuring charges	2.1	2.8
Plus: non-cash asset impairment charges	62.4	1.3
Plus: incremental COVID-19 costs, net	—	0.3
Plus: gain on disposal of properties, plants, equipment, and businesses, net	(1.3)	(0.7)
Adjusted EBITDA	$114.2	$79.5
Paper Packaging & Services
Operating profit	$38.3	$14.3
Less: non-cash pension settlement charges	—	8.5
Less: other expense, net	0.1	0.1
Plus: depreciation and amortization expense	38.0	37.2
EBITDA	76.2	42.9
Plus: restructuring charges	1.4	0.3
Plus: integration related costs	1.6	2.0
Plus: non-cash pension settlement charges	—	8.5
Plus: incremental COVID-19 costs, net	—	0.3
Plus: loss on disposal of properties, plants, equipment, and businesses, net	1.3	2.1
Adjusted EBITDA	$80.5	$56.1
Land Management
Operating profit	$2.7	$1.7
Plus: depreciation, depletion and amortization expense	0.8	1.1
EBITDA	3.5	2.8
Plus: (gain) loss on disposal of properties, plants, equipment, and businesses, net	(1.4)	0.1
Adjusted EBITDA	$2.1	$2.9
Net Sales
Net sales were $1,564.3 million for the first quarter of 2022 compared with $1,146.5 million for the first quarter of 2021. The $417.8 million increase was primarily due to higher volumes and higher average sale prices across the Global Industrial Products and the Paper Packaging & Services segments. See the "Segment Review" below for additional information on net sales by segment for the first quarter of 2022.
Gross Profit
Gross profit was $289.7 million for the first quarter of 2022 compared with $212.2 million for the first quarter of 2021. The reasons for the changes in gross profit for each segment are described below in the “Segment Review.” Gross profit margin was 18.5 percent for both the first quarter of 2022 and 2021.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $151.6 million for the first quarter of 2022 and $134.3 million for the first quarter of 2021. SG&A expenses were 9.7 percent and 11.7 percent of net sales for the first quarter of 2022 and 2021, respectively. The increase in SG&A expenses was primarily due to increased incentive accruals.
Financial Measures
Operating profit was $72.0 million for the first quarter of 2022 compared with $70.0 million for the first quarter of 2021. Net income was $18.6 million for the first quarter of 2022 compared with $30.9 million for the first quarter of 2021. Adjusted EBITDA was $196.8 million for the first quarter of 2022 compared with $138.5 million for the first quarter of 2021. The reasons for the changes in Adjusted EBITDA for each segment are described below in the "Segment Review."
Trends
We anticipate that overall customer demand for our products will continue to be consistent and solid through 2022, although inflation, supply chain disruptions and labor shortages may negatively impact some of our customers. Prices for steel are expected to continue to decline slightly around the world, but less so in North America, and prices for resin and old corrugated containers are expected to remain relatively stable. In addition, we anticipate that other raw material prices and costs of transportation, labor and energy will continue to increase through the year.
The foregoing is subject to the impact and consequences of the invasion of the Ukraine by Russia. As described in Part I, Item 1A — Risk Factors, of the 2021 Form 10-K, our global operations subject us to general economic and business conditions and political, social, economic and labor instability, including war, invasion and civil disturbance, that could adversely affect our business and results of operations. In addition, demand for our products and services has historically corresponded to changes in general economic and business conditions of the industries and countries in which we operate. However, our operations in Russia and the Ukraine on a combined basis account for approximately 3% of our total sales and approximately 1.3% of our total assets. We will continue to actively monitor this situation.
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
Net sales were $949.1 million for the first quarter of 2022 compared with $659.3 million for the first quarter of 2021. The $289.8 million increase in net sales was primarily due to higher volumes and higher average sale prices.
Gross profit was $177.1 million for the first quarter of 2022 compared with $130.3 million for the first quarter of 2021. The $46.8 million increase in gross profit was primarily due to the same factors that impacted net sales, partially offset by higher raw material costs. Gross profit margin was 18.7 percent and 19.8 percent for the three months ended January 31, 2022 and 2021, respectively.

Operating profit was $31.0 million for the first quarter of 2022 compared with operating profit of $54.0 million for the first quarter of 2021. The $23.0 million decrease is primarily due to a $62.4 million non-cash impairment charge related to a definitive agreement to divest our approximately 50% equity interest in the Flexible Products and Services business to our joint venture partner, Gulf Refined Packaging (the “FPS Divestiture”), offset by the same factors that impacted gross profit. Adjusted EBITDA was $114.2 million for the first quarter of 2022 compared with $79.5 million for the first quarter of 2021. The $34.7 million increase in Adjusted EBITDA was primarily due to the same factors that impacted gross profit.
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
Net sales were $610.0 million for the first quarter of 2022 compared with $480.9 million for the first quarter of 2021. The $129.1 million increase was primarily due to higher volumes and higher published containerboard and boxboard prices.
Gross profit was $110.8 million for the first quarter of 2022 compared with $79.6 million for the first quarter of 2021. The increase in gross profit was primarily due to the same factors that impacted net sales, partially offset by higher raw material, transportation and utility costs. Gross profit margin was 18.2 percent and 16.6 percent for the first quarter of 2022 and 2021, respectively.
Operating profit was $38.3 million for the first quarter of 2022 compared with $14.3 million for the first quarter of 2021 primarily due to the same factors as gross profit. Adjusted EBITDA was $80.5 million for the first quarter of 2022 compared with $56.1 million for the first quarter of 2021. The $24.4 million increase in Adjusted EBITDA was primarily due to the same factors that impacted operating profit.
Land Management
As of January 31, 2022, our Land Management segment consisted of approximately 175,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management segment are:
•Planned level of timber sales;
•Selling prices and customer demand;
•Gains on timberland sales; and
•Gains on the disposal of development, surplus and HBU properties (“special use property”).
As of January 31, 2022, we had approximately 18,800 acres of special use property in the United States.
Net sales decreased to $5.2 million for the first quarter of 2022 compared with $6.3 million for the first quarter of 2021, primarily due to reduced timber available for sale as a result of acreage sold in the prior year.
Gross profit was $1.8 million for the first quarter of 2022 compared with $2.3 million for the first quarter of 2021.

Operating profit increased to $2.7 million for the first quarter of 2022 compared with $1.7 million for the first quarter of 2021. Adjusted EBITDA was $2.1 million and $2.9 million for the first quarter of 2022 and 2021, respectively.
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
We report the sale of core timberland property in timberland gains, the sale of HBU and surplus property in gain on disposal of properties, plants and equipment, net and the sale of timber and development property under net sales and cost of products sold in our interim condensed consolidated statements of income. All HBU and development property, together with surplus property, is used to productively grow and sell timber until the property is sold.
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
Income Tax Expense
Our quarterly income tax expense was computed in accordance with Accounting Standards Codification 740-270 "Income Taxes - Interim Reporting." In accordance with this accounting standard, annual estimated tax expense is computed based on forecasted annual earnings and other forecasted annual amounts, including, but not limited to items such as uncertain tax positions and withholding taxes. Additionally, losses from jurisdictions for which a valuation allowance has been provided have not been included in the annual estimated tax rate. Income tax expense each quarter is provided for on a current year-to-date basis using the annual estimated tax rate, adjusted for discrete taxable events that occur during the interim period.
Income tax expense for the first quarter of 2022 was $35.6 million on $52.9 million of pretax income and income tax expense for the first quarter of 2021 was $6.1 million on $36.3 million of pretax income. In addition to higher pretax income, this increase was impacted by the increase of unfavorable discrete items of $8.9 million. The increase in discrete items was primarily due to adjustments of certain assumptions regarding 2021 tax-only capital losses previously applied to the 2021 timberland sale and tax basis in certain tangible property, net of reductions in previously unrecognized tax benefits due to expiration of statutes of limitation and audit settlements. Additionally, a $62.4 million impairment loss was recorded in the first quarter of 2022 related to the FPS Divestiture, for which no tax benefit is expected.

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
The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from zero to $9.1 million. Actual results may differ materially from this estimate.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are operating cash flows and borrowings under our senior secured credit facilities and proceeds from our trade accounts receivable credit facilities. We use these sources to fund our working capital needs, capital expenditures, cash dividends, debt repayment and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, borrowings under our senior secured credit facilities and proceeds from our trade accounts receivable credit facilities will be sufficient to fund our anticipated working capital, capital expenditures, cash dividends, debt repayment, potential acquisitions of businesses and other liquidity needs for at least 12 months.

Cash Flow

Three Months Ended January 31, (in millions)	2022	2021
Net cash provided by operating activities	$22.4	$11.5
Net cash provided by (used in) investing activities	(45.8)	4.2
Net cash provided by (used in) financing activities	54.0	(30.0)
Effects of exchange rates on cash	(18.6)	9.8
Net increase (decrease) in cash and cash equivalents	12.0	(4.5)
Cash and cash equivalents at beginning of year	124.6	105.9
Cash and cash equivalents at end of period*	$136.6	$101.4
*2022 Ending cash includes $16.9 million of cash presented within assets held for sale on the interim condensed consolidated balance sheet. See Note 13 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q for more information on assets held for sale.
Operating Activities
The $73.4 million decrease in accounts receivable to $816.1 million as of January 31, 2022 from $889.5 million as of October 31, 2021 was primarily due to the FPS Divestiture and related assets classified as held for sale, offset by higher volumes and higher average sale prices.
The $10.9 million decrease in inventories to $488.3 million as of January 31, 2022 from $499.2 million as of October 31, 2021 was primarily due to the FPS Divestiture and related assets classified as held for sale, offset by an increase in raw material prices.
The $84.9 million decrease in accounts payable to $619.6 million as of January 31, 2022 from $704.5 million as of October 31, 2021 was primarily due to the FPS Divestiture and related liabilities classified as held for sale, offset by an increase in prices of raw materials and other operating costs, as well as timing of payable settlements.
Investing Activities
During the first three months of 2022 and 2021, we invested $44.5 million and $27.4 million, respectively, of cash in capital expenditures.
Financing Activities
During the first three months of 2022 and 2021, we paid cash dividends to stockholders of Greif, Inc. in the amount of $27.2 million and $25.9 million, respectively. During the first three months of 2022 and 2021, we issued $90.2 million and $31.0 million of long-term debt, net of payments, respectively. This $59.2 million increase was primarily to support increased operating working capital needs in the current quarter.
Financial Obligations
Borrowing Arrangements
Long-term debt is summarized as follows:

(in millions)	January 31, 2022	October 31, 2021
2019 Credit Agreement - Term Loans	$1,217.2	$1,247.3
Senior Notes due 2027	496.1	495.9
Accounts receivable credit facilities	384.5	391.1
2019 Credit Agreement - Revolving Credit Facility	170.6	50.5
Other debt	0.4	0.6
	2,268.8	2,185.4
Less: current portion	120.3	120.3
Less: deferred financing costs	9.4	10.3
Long-term debt, net	$2,139.1	$2,054.8
2022 Credit Agreement
On March 1, 2022, we and certain of our subsidiaries entered into a second amended and restated senior secured credit agreement (the “2022 Credit Agreement”) with a syndicate of financial institutions. The 2022 Credit Agreement amended, restated and replaced in its entirety our senior secured credit agreement dated February 11, 2019 (the "2019 Credit Agreement"), which is described below. The 2022 Credit Agreement provides for (a) an $800.0 million secured revolving credit facility, consisting of a $725.0 million multicurrency facility and a $75.0 million U.S. dollar facility, maturing on March 1, 2027, (b) a $1,100 million secured term loan A-1 facility with quarterly principal installments commencing on July 31, 2022 and continuing through January 31, 2027, with any outstanding principal balance of such term loan A-1 facility being due and payable on maturity on March 1, 2027, and (c) a $515.0 million secured term loan A-2 facility with quarterly principal installments commencing on July 31, 2022 and continuing through January 31, 2027, with any outstanding principal balance of such term loan A-2 being due and payable on maturity on March 1, 2027. The term loan A-2 facility reflects the combination of the outstanding balances of the secured term A-2 and A-3 loans under the Prior Credit Agreement. We used the borrowings under the 2022 Credit Agreement on March 1, 2022, to redeem the Senior Notes due 2027, discussed below, and to repay and refinance all of the outstanding borrowings under the Prior Credit Agreement, and will use the borrowings thereunder to fund ongoing working capital and capital expenditure needs and for general corporate purposes, including acquisitions, and to pay related fees and expenses. Interest is based on SOFR plus a credit spread adjustment, EURIBOR or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on our leverage ratio. Subject to the terms of the 2022 Credit Agreement, we have an option to add borrowings to the New Credit Agreement with the agreement of the lenders.
The 2022 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness (less the aggregate amount of our unrestricted cash and cash equivalents), to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (as used in this paragraph only “EBITDA”) to be greater than 4.00 to 1.00; provided that such leverage ratio is subject to (i) a covenant step-up (as defined in the 2022 Credit Agreement) increase adjustment of 0.50 upon the consummation of, and the following three fiscal quarters after, certain specified acquisitions and (ii) a collateral release decrease adjustment of 0.25x during any collateral release period (as defined in the 2022 Credit Agreement). The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated EBITDA, to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve-month period.
2019 Credit Agreement
We and certain of our subsidiaries were borrowers under the 2019 Credit Agreement. The 2019 Credit Agreement provided for (a) an $800.0 million secured revolving credit facility, which consisted of a $600.0 million multicurrency facility and a $200.0 million U.S. dollar facility, maturing on February 11, 2024, (b) a $1,275.0 million secured term loan A-1 facility, with quarterly principal installments, maturing on January 31, 2024, (c) a $400.0 million secured term loan A-2 facility, with quarterly principal installments, maturing on January 31, 2026, and (d) a $225.0 million secured term A-3 loan, with quarterly principal installments, maturing on July 15, 2026. As of January 31, 2022, we had $629.4 million of available borrowing capacity under the $800.0 million secured revolving credit facility.

The 2019 Credit Agreement contained certain covenants, which included financial covenants that required us to maintain a certain leverage ratio and an interest coverage ratio. As of January 31, 2022, we were in compliance with all of covenants and other agreements in the 2019 Credit Agreement.
Senior Notes due 2027
On March 1, 2022, we redeemed $500.0 million of our 6.50% Senior Notes due March 1, 2027 (the "Senior Notes due 2027"), which represented all of the outstanding Senior Notes due 2027, with proceeds from our 2022 Credit Agreement.
United States Trade Accounts Receivable Credit Facility
Greif Receivables Funding LLC, Greif Packaging LLC, and certain of our other U.S. subsidiaries are parties to an amended and restated U.S. receivables financing facility (the “U.S. Receivables Facility”). The U.S. Receivables Facility provides an accounts receivable financing facility of $275.0 million, with a maturity date of May 26, 2022. As of January 31, 2022, there was $275.0 million outstanding balance under the U.S. Receivables Facility that is reported as long-term debt on the interim condensed consolidated balance sheets because we intend to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing by exercising the renewal option in the respective agreement or entering into new financing arrangements.
We may terminate the U.S. Receivables Facility at any time upon five days prior written notice. The U.S. Receivables Facility is secured by certain of our United States trade accounts receivables and bears interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the U.S. Receivables Facility. The U.S. Receivables Facility also contains events of default and covenants, which are substantially the same as the covenants under the 2019 Credit Agreement, as defined above. As of January 31, 2022, we were in compliance with these covenants. Proceeds of the U.S. Receivables Facility are available for working capital and general corporate purposes.
International Trade Accounts Receivable Credit Facilities
Cooperage Receivables Finance B.V. and Greif Services Belgium BV, an indirect wholly owned subsidiary of Greif, Inc., are parties to an amended and restated the Nieuw Amsterdam Receivables Financing Agreement (the "European RFA"). The European RFA provides an accounts receivable financing facility of up to €100.0 million ($111.5 million as of January 31, 2022) secured by certain European accounts receivable. The $109.5 million outstanding on the European RFA as of January 31, 2022 is reported as long-term debt on the interim condensed consolidated balance sheets because we intend to refinance these obligations on a long-term basis and have the intent and ability to consummate a long-term refinancing by exercising the renewal option in the respective agreement or entering into new financing arrangements.
We may terminate the European RFA at any time upon one calendar month prior written notice. The European RFA is secured by certain of our international trade accounts receivables and bears interest at a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the European RFA. The European RFA also contains events of default and covenants, which are substantially the same as the covenants under the 2019 Credit Agreement, as defined above. As of January 31, 2022, we were in compliance with these covenants. Proceeds of the European RFA are available for working capital and general corporate purposes.
Financial Instruments
Interest Rate Derivatives
As of January 31, 2022, we have various interest rate swaps with a total notional amount of $1,000 million in which we receive variable interest rate payments and in return are obligated to pay interest at a weighted average fixed interest rate of 1.78%, plus an interest spread.
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
As of January 31, 2022, and October 31, 2021, we had outstanding foreign currency forward contracts in the notional amount of $184.5 million, and $81.8 million, respectively.
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
See Note 4 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional disclosure regarding our financial instruments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There have been no significant changes in the quantitative and qualitative disclosures about our market risk from the disclosures contained in the 2021 Form 10-K.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in the 2021 Form 10-K under Part I, Item 1A –– Risk Factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 6. EXHIBITS
(a.) Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a —14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

10.1	Second Amended and Restated Credit Agreement, dated as of March 1, 2022, among Greif, Inc., Greif Packaging LLC, Greif International Holding B.V., and Greif Beheer B.V., as borrowers, each financial institution party thereto, as lenders, Wells Fargo Securities, LLC, JPMorgan Chase Bank, National Association, BOFA Securities, Inc., MUFG Bank, Ltd, U.S. Bank National Association, and TD Bank, N.A., as joint lead arrangers and joint book managers, and JPMorgan Chase Bank, as administrative agent for the lenders.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GREIF, INC.
(Registrant)

Date: March 4, 2022	/s/ LAWRENCE A. HILSHEIMER
Lawrence A. Hilsheimer
Executive Vice President and Chief Financial Officer