Form 10-Q
period 2022-04-30
GREIF, INC
filed 2022-06-09
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock	GEF	New York Stock Exchange
Class B Common Stock	GEF-B	New York Stock Exchange
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on June 6, 2022:

Class A Common Stock	26,627,738 shares
Class B Common Stock	22,007,725 shares

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Net sales	$1,667.3	$1,340.6	$3,231.6	$2,487.1
Cost of products sold	1,328.6	1,074.7	2,603.2	2,009.0
Gross profit	338.7	265.9	628.4	478.1
Selling, general and administrative expenses	147.4	146.8	299.0	281.1
Restructuring charges	3.7	12.0	7.2	15.1
Timberland gains	—	(95.7)	—	(95.7)
Integration related costs	2.0	1.8	3.6	3.8
Non-cash asset impairment charges	—	0.2	62.4	1.5
(Gain) loss on disposal of properties, plants and equipment, net	(0.3)	0.1	(1.7)	1.7
(Gain) loss on disposal of businesses, net	(4.2)	0.1	(4.2)	—
Operating profit	190.1	200.6	262.1	270.6
Interest expense, net	13.2	26.7	30.3	51.9
Debt extinguishment charges	25.4	—	25.4	—
Non-cash pension settlement charges	—	0.1	—	8.6
Other (income) expense, net	(4.4)	2.8	(2.4)	2.8
Income before income tax expense and equity earnings of unconsolidated affiliates, net	155.9	171.0	208.8	207.3
Income tax expense	29.9	17.3	65.5	23.4
Equity earnings of unconsolidated affiliates, net of tax	(0.7)	(0.3)	(2.0)	(1.0)
Net income	126.7	154.0	145.3	184.9
Net income attributable to noncontrolling interests	(1.6)	(4.2)	(9.9)	(11.7)
Net income attributable to Greif, Inc.	$125.1	$149.8	$135.4	$173.2
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$2.11	$2.51	$2.28	$2.91
Class B common stock	$3.15	$3.77	$3.40	$4.36
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$2.09	$2.51	$2.27	$2.91
Class B common stock	$3.15	$3.77	$3.40	$4.36
Weighted-average number of Class A common shares outstanding:
Basic	26.6	26.5	26.6	26.5
Diluted	26.8	26.7	26.8	26.6
Weighted-average number of Class B common shares outstanding:
Basic	22.0	22.0	22.0	22.0
Diluted	22.0	22.0	22.0	22.0
Cash dividends declared per common share:
Class A common stock	$0.46	$0.44	$0.92	$0.88
Class B common stock	$0.69	$0.66	$1.37	$1.31
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2022	2021	2022	2021
Net income	$126.7	$154.0	$145.3	$184.9
Other comprehensive income, net of tax:
Foreign currency translation*	64.1	6.6	32.6	34.2
Derivative financial instruments	24.1	9.5	35.9	11.4
Minimum pension liabilities	3.4	24.4	6.5	47.1
Other comprehensive income, net of tax	91.6	40.5	75.0	92.7
Comprehensive income	218.3	194.5	220.3	277.6
Comprehensive income attributable to noncontrolling interests	0.3	2.2	4.3	12.3
Comprehensive income attributable to Greif, Inc.	$218.0	$192.3	$216.0	$265.3
*Three and six months ended April 30, 2022 balances include $113.1 million release of foreign currency translation from business divestment.
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	April 30, 2022	October 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$108.7	$124.6
Trade accounts receivable, net of allowance	880.3	889.5
Inventories:
Raw materials	382.5	390.7
Work-in-process	—	1.5
Finished goods	92.3	107.0
Assets held for sale	1.7	6.9
Prepaid expenses	55.0	54.0
Other current assets	96.3	89.9
	1,616.8	1,664.1
Long-term assets
Goodwill	1,482.8	1,515.4
Other intangible assets, net of amortization	611.5	648.4
Deferred tax assets	13.7	16.3
Pension asset	58.6	39.9
Operating lease assets	261.7	289.4
Other long-term assets	146.3	121.1
	2,574.6	2,630.5
Properties, plants and equipment
Timber properties, net of depletion	227.4	224.6
Land	157.3	161.9
Buildings	525.7	543.8
Machinery and equipment	1,990.3	2,042.3
Capital projects in progress	119.4	137.2
	3,020.1	3,109.8
Accumulated depreciation	(1,588.6)	(1,588.6)
	1,431.5	1,521.2
Total assets	$5,622.9	$5,815.8
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	April 30, 2022	October 31, 2021
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$619.8	$704.5
Accrued payroll and employee benefits	130.4	160.3
Restructuring reserves	14.1	20.3
Current portion of long-term debt	80.8	120.3
Short-term borrowings	27.8	50.5
Liabilities held for sale	0.6	0.9
Current portion of operating lease liabilities	50.1	54.0
Other current liabilities	198.3	203.3
	1,121.9	1,314.1
Long-term liabilities
Long-term debt	1,991.3	2,054.8
Operating lease liabilities	215.6	239.5
Deferred tax liabilities	330.5	318.0
Pension liabilities	70.9	78.3
Postretirement benefit obligations	10.8	11.0
Contingent liabilities and environmental reserves	20.3	19.5
Long-term income tax payable	27.8	27.8
Other long-term liabilities	97.6	153.1
	2,764.8	2,902.0
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests	17.8	24.1
Equity
Common stock, without par value	186.0	179.3
Treasury stock, at cost	(134.0)	(134.1)
Retained earnings	1,910.3	1,825.6
Accumulated other comprehensive loss, net of tax:
Foreign currency translation	(257.2)	(295.4)
Derivative financial instruments	32.3	(3.6)
Minimum pension liabilities	(51.0)	(57.5)
Total Greif, Inc. shareholders' equity	1,686.4	1,514.3
Noncontrolling interests	32.0	61.3
Total shareholders' equity	1,718.4	1,575.6
Total liabilities and shareholders' equity	$5,622.9	$5,815.8
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended April 30,
(in millions)	2022	2021
Cash flows from operating activities:
Net income	145.3	$184.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	114.0	118.1
Non-cash asset impairment charges	62.4	1.5
Non-cash pension settlement charges	—	8.6
Loss (gain) on disposals of properties, plants and equipment, net	(1.7)	1.7
Gain on disposals of businesses, net	(4.2)	—
Timberland gains	—	(95.7)
Unrealized foreign exchange (gain) loss	(5.1)	0.9
Deferred income tax expense (benefit)	1.1	(41.5)
Debt extinguishment charges	22.6	—
Non-cash lease expense	15.1	26.1
Other, net	0.7	(0.5)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(87.4)	(98.4)
Inventories	(56.2)	(71.4)
Accounts payable	22.4	125.8
Restructuring reserves	(4.9)	(0.2)
Operating leases	(16.0)	(29.5)
Pension and post-retirement benefit liabilities	(19.8)	(11.9)
Other, net	(26.7)	45.3
Net cash provided by operating activities	161.6	163.8
Cash flows from investing activities:
Purchases of properties, plants and equipment	(75.0)	(57.7)
Purchases of and investments in timber properties	(5.1)	(2.5)
Proceeds from the sale of timberlands	—	145.1
Collections of receivables held in special purpose entities	—	50.9
Payments for issuance of loans receivable	—	(15.0)
Proceeds from the sale of properties, plants, equipment and other assets	8.3	—
Proceeds from the sale of businesses	139.2	—
Other, net	(4.7)	(2.5)
Net cash provided by investing activities	62.7	118.3
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,026.5	744.6
Payments on long-term debt	(3,122.7)	(990.1)
Proceeds (payments) on short-term borrowings, net	(16.1)	15.2
Proceeds from trade accounts receivable credit facility	1.9	61.6
Payments on trade accounts receivable credit facility	(1.9)	(18.3)
Payments for liabilities held in special purpose entities	—	(43.3)
Dividends paid to Greif, Inc. shareholders	(54.6)	(52.2)
Dividends paid to noncontrolling interests	(9.4)	(4.9)
Payments for debt extinguishment and issuance costs	(20.8)	—
Net cash used in financing activities	(197.1)	(287.4)
Effects of exchange rates on cash	(43.1)	9.8
Net increase (decrease) in cash and cash equivalents	(15.9)	4.5
Cash and cash equivalents at beginning of period	124.6	105.9
Cash and cash equivalents at end of period	$108.7	$110.4
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended April 30, 2022
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of January 31, 2022	48,608	$183.2	28,234	$(134.0)	$1,812.9	$(368.8)	$1,493.3	$64.0	$1,557.3
Net income					125.1		125.1	1.6	126.7
Other comprehensive income (loss):
Foreign currency translation, net of $113.1 million business divestment release						65.4	65.4	(1.3)	64.1
Derivative financial instruments, net of $8.0 million of income tax benefit						24.1	24.1		24.1
Minimum pension liability adjustment, net of $1.0 million income tax benefit						3.4	3.4		3.4
Comprehensive income			.				218.0		218.3
Divestment of noncontrolling interest							—	(24.4)	(24.4)
Current period mark to redemption value of redeemable noncontrolling interest					(0.1)		(0.1)		(0.1)
Net income allocated to redeemable noncontrolling interests							—	(0.3)	(0.3)
Dividends paid to Greif, Inc. shareholders ($0.46 and $0.69 per Class A share and Class B share, respectively)					(27.4)		(27.4)		(27.4)
Dividends paid to noncontrolling interests and other							—	(7.6)	(7.6)
Dividends earned on RSU shares					(0.2)		(0.2)		(0.2)
Long-term incentive shares issued	6	0.3	(6)	—			0.3		0.3
Share based compensation	—	1.3	—	—			1.3		1.3
Restricted stock, directors	22	1.2	(22)	—			1.2		1.2
As of April 30, 2022	48,636	$186.0	28,206	$(134.0)	$1,910.3	$(275.9)	$1,686.4	$32.0	$1,718.4

	Six Months Ended April 30, 2022
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2021	48,559	$179.3	28,283	$(134.1)	$1,825.6	$(356.5)	$1,514.3	$61.3	$1,575.6
Net income					135.4		135.4	9.9	145.3
Other comprehensive income (loss):
Foreign currency translation, net of $113.1 million business divestment release						38.2	38.2	(5.6)	32.6
Derivative financial instruments, net of $12.0 million of income tax benefit						35.9	35.9		35.9
Minimum pension liability adjustment, net of $1.5 million income tax benefit						6.5	6.5		6.5
Comprehensive income			.				216.0		220.3
Divestment of noncontrolling interest							—	(24.4)	(24.4)
Current period mark to redemption value of redeemable noncontrolling interest and other					4.9		4.9		4.9
Net income allocated to redeemable noncontrolling interests							—	0.1	0.1
Dividends paid to Greif, Inc. shareholders ($0.92 and $1.37 per Class A share and Class B share, respectively)					(54.6)		(54.6)		(54.6)
Dividends paid to noncontrolling interests and other							—	(9.3)	(9.3)
Dividends earned on RSU shares					(1.0)		(1.0)		(1.0)
Long-term incentive shares issued	52	3.0	(52)	0.1			3.1		3.1
Share based compensation	—	2.4	—	—			2.4		2.4
Restricted stock, executive	3	0.1	(3)	—			0.1		0.1
Restricted stock, directors	22	1.2	(22)	—			1.2		1.2
As of April 30, 2022	48,636	$186.0	28,206	$(134.0)	$1,910.3	$(275.9)	$1,686.4	$32.0	$1,718.4

	Three Months Ended April 30, 2021
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of January 31, 2021	48,533	$175.4	28,309	$(134.2)	$1,542.0	$(377.9)	$1,205.3	$57.3	$1,262.6
Net income					149.8		149.8	4.2	154.0
Other comprehensive income (loss):
Foreign currency translation						8.6	8.6	(2.0)	6.6
Derivative financial instruments, net of $3.2 million income tax expense						9.5	9.5		9.5
Minimum pension liability adjustment, net of $8.8 million income tax expense						24.4	24.4		24.4
Comprehensive income							192.3		194.5
Current period mark to redemption value of redeemable noncontrolling interest					0.6		0.6		0.6
Net income allocated to redeemable noncontrolling interests							—	(0.5)	(0.5)
Dividends paid to Greif, Inc. shareholders ($0.44 and $0.66 per Class A share and Class B share, respectively)					(26.3)		(26.3)		(26.3)
Dividends paid to noncontrolling interests and other							—	(3.5)	(3.5)
Share based compensation	—	1.0	—	—			1.0		1.0
Restricted stock, directors	26	1.2	(26)	0.1			1.3		1.3
As of April 30, 2021	48,559	$177.6	28,283	$(134.1)	$1,666.1	$(335.4)	$1,374.2	$55.5	$1,429.7

	Six Months Ended April 30, 2021
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2020	48,450	$170.2	28,392	$(134.4)	$1,543.9	$(427.5)	$1,152.2	$48.5	$1,200.7
Net income					173.2		173.2	11.7	184.9
Other comprehensive income:
Foreign currency translation						33.6	33.6	0.6	34.2
Derivative financial instruments, net of $3.8 million income tax expense						11.4	11.4		11.4
Minimum pension liability adjustment, net of $16.2 million income tax expense						47.1	47.1		47.1
Comprehensive income							265.3		277.6
Current period mark to redemption value of redeemable noncontrolling interest and other					1.2		1.2		1.2
Net income allocated to redeemable noncontrolling interests							—	(0.8)	(0.8)
Dividends paid to Greif, Inc. shareholders ($0.88 and $1.31 per Class A share and Class B share, respectively)					(52.2)		(52.2)		(52.2)
Dividends paid to noncontrolling interests and other							—	(4.5)	(4.5)
Long-term incentive shares issued	80	3.9	(80)	0.2			4.1		4.1
Share based compensation	—	2.2	—	—			2.2		2.2
Restricted stock, executive	3	0.1	(3)	—			0.1		0.1
Restricted stock, directors	26	1.2	(26)	0.1			1.3		1.3
As of April 30, 2021	48,559	$177.6	28,283	$(134.1)	$1,666.1	$(335.4)	$1,374.2	$55.5	$1,429.7

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
The information filed herein reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated balance sheets as of April 30, 2022 and October 31, 2021, the interim condensed consolidated statements of income, comprehensive income and changes in shareholders' equity for the three and six months ended April 30, 2022 and 2021 and the interim condensed consolidated statements of cash flows for the six months ended April 30, 2022 and 2021 of the Company. The interim condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling interest and are accounted for using either the equity or cost method, as appropriate.
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

NOTE 2 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the six months ended April 30, 2022:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2021	$18.6	$1.7	$20.3
Costs incurred and charged to expense	3.9	3.3	7.2
Costs paid or otherwise settled	(9.6)	(3.8)	(13.4)
Balance at April 30, 2022	$12.9	$1.2	$14.1
The focus for restructuring activities in 2022 is to optimize operations and close under-performing assets.
During the three months ended April 30, 2022, the Company recorded restructuring charges of $3.7 million, as compared to $12.0 million of restructuring charges recorded during the three months ended April 30, 2021. The restructuring activity for the three months ended April 30, 2022 consisted of $2.3 million in employee separation costs and $1.4 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities.
During the six months ended April 30, 2022, the Company recorded restructuring charges of $7.2 million, as compared to $15.1 million of restructuring charges recorded during the six months ended April 30, 2021. The restructuring activity for the six months ended April 30, 2022 consisted of $3.9 million in employee separation costs and $3.3 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities.
The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-Q. Remaining amounts expected to be incurred were $10.9 million as of April 30, 2022:

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the Six Months Ended April 30, 2022	Amounts Remaining to be Incurred
Global Industrial Packaging
Employee separation costs	$10.1	$3.3	$6.8
Other restructuring costs	3.7	1.5	2.2
	13.8	4.8	9.0
Paper Packaging & Services
Employee separation costs	1.1	0.6	0.5
Other restructuring costs	3.2	1.8	1.4
	4.3	2.4	1.9
	$18.1	$7.2	$10.9

NOTE 3 — LONG-TERM DEBT
Long-term debt is summarized as follows:

(in millions)	April 30, 2022	October 31, 2021
2022 Credit Agreement - Term Loans	$1,615.0	$—
2019 Credit Agreement - Term Loans	—	1,247.3
Senior Notes due 2027	—	495.9
Accounts receivable credit facilities	380.6	391.1
2022 Credit Agreement - Revolving Credit Facility	85.3	—
2019 Credit Agreement - Revolving Credit Facility	—	50.5
Other debt	0.4	0.6
	2,081.3	2,185.4
Less: current portion	80.8	120.3
Less: deferred financing costs	9.2	10.3
Long-term debt, net	$1,991.3	$2,054.8
2022 Credit Agreement
On March 1, 2022, the Company and certain of its subsidiaries entered into a second amended and restated senior secured credit agreement (the “2022 Credit Agreement”) with a syndicate of financial institutions. The 2022 Credit Agreement amended, restated and replaced in its entirety the Company's previous credit agreement, referred to as the "2019 Credit Agreement".
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
The Company used the borrowings under the 2022 Credit Agreement on March 1, 2022, to redeem the Senior Notes due 2027, and to repay and refinance all of the outstanding borrowings under the 2019 Credit Agreement, and will use the borrowings thereunder to fund ongoing working capital and capital expenditure needs and for general corporate purposes, including acquisitions, and to pay related fees and expenses. Interest is based on Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment, Euro Interbank Offer Rate ("EURIBOR") or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on our leverage ratio. Subject to the terms of the 2022 Credit Agreement, the Company has an option to add borrowings to the 2022 Credit Agreement with the agreement of the lenders.
As of April 30, 2022, $1,700.3 million was outstanding under the 2022 Credit Agreement. The current portion was $80.8 million, and the long-term portion was $1,619.5 million. The weighted average interest rate for borrowings under the 2022 Credit Agreement was 1.45% for the six months ended April 30, 2022. The actual interest rate for borrowings under the 2022 Credit Agreement was 1.74% as of April 30, 2022. The deferred financing costs associated with the term loan portion of the 2022 Credit Agreement totaled $9.2 million as of April 30, 2022 and are recorded as a reduction of long-term debt on the interim condensed consolidated balance sheets. The deferred financing costs associated with the revolver portion of the 2022 Credit Agreement totaled $5.1 million as of April 30, 2022 and are recorded within other long-term assets on the interim condensed consolidated balance sheets.
As a result of the refinancing, $0.7 million of unamortized deferred financing costs related to the 2019 Credit Agreement, and $2.8 million of newly incurred financing costs related to the 2022 Credit Agreement, were expensed as debt extinguishment charges in the interim condensed consolidated statements of income.

Senior Notes due 2027
On March 1, 2022, the Company redeemed all of its outstanding Senior Notes due 2027, which were issued by the Company on February 11, 2019, for $500.0 million. The total redemption price for the Senior Notes due 2022 was $516.3 million, which was equal to the aggregate principal payment outstanding of $500.0 million plus a call premium of $16.3 million. The premium was recognized as a debt extinguishment charges on the interim condensed consolidated statements of income. The payment of the redemption price was funded by borrowings under the 2022 Credit Agreement.
As a result of redeeming the Senior Notes due 2027, $1.8 million of unamortized deferred financing costs and $3.8 million of unamortized discount were expensed as debt extinguishment charges on the interim condensed consolidated statements of income.
United States Trade Accounts Receivable Credit Facility
On May 17, 2022, Greif Receivables Funding LLC (“Greif Funding”), Greif Packaging LLC (“Greif Packaging”), and certain other U.S. subsidiaries of the Company amended and restated its U.S. receivables financing facility (the “U.S. Receivables Facility”). Prior to this amendment, the maximum availability was $275.0 million. The U.S. Receivables Facility has a maturity date of May 17, 2023 and provides an accounts receivable financing facility of $300.0 million. As of April 30, 2022, there was $275.0 million outstanding under the U.S. Receivables Facility that is reported as long-term debt on the interim condensed consolidated balance sheets because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing by exercising the renewal option in the respective agreement or entering into new financing arrangements.
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
International Trade Accounts Receivable Credit Facility
On April 20, 2022, Cooperage Receivables Finance B.V. and Greif Services Belgium BV, an indirect wholly owned subsidiary of Greif, Inc., amended and restated the Nieuw Amsterdam Receivables Financing Agreement (the "European RFA") with affiliates of a major international bank. The amended and restated European RFA matures April 24, 2023. The European RFA provides an accounts receivable financing facility of up to €100.0 million ($105.6 million as of April 30, 2022) secured by certain European accounts receivable. The $105.6 million outstanding on the European RFA as of April 30, 2022 is reported as long-term debt on the interim condensed consolidated balance sheets because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing by exercising the renewal option in the respective agreement or entering into new financing arrangements.

NOTE 4 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of April 30, 2022 and October 31, 2021:

	April 30, 2022
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$29.8	$—	$29.8	$—	$(1.6)	$—	$(1.6)
Foreign exchange hedges	—	2.1	—	2.1	—	(0.5)	—	(0.5)
Insurance annuity	—	—	19.0	19.0	—	—	—	—
Cross currency swap	—	30.0	—	30.0	—	—	—	—

	October 31, 2021
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$7.6	$—	$7.6	$—	$(16.8)	$—	$(16.8)
Foreign exchange hedges	—	0.1	—	0.1	—	(0.1)	—	(0.1)
Insurance annuity	—	—	20.9	20.9	—	—	—	—
Cross currency swap	—	10.2	—	10.2	—	(1.2)	—	(1.2)
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of April 30, 2022 and October 31, 2021 approximate their fair values because of the short-term nature of these items and are not included in this table.
Interest Rate Derivatives
The Company has various borrowing facilities which charge interest based on the one-month U.S. dollar LIBOR and SOFR rate plus a spread.
In 2022, the Company entered into three interest rate swaps with a total notional amount of $150.0 million that amortize to $30.0 million over a five-year term, maturing on March 1, 2027. The outstanding notional amount as of April 30, 2022 is $150.0 million. The Company receives variable rate interest payments based upon one-month U.S. dollar SOFR, and in return the Company is obligated to pay interest at a weighted-average interest rate of 2.21% plus a spread. This effectively converted the borrowing rate on an amount of debt equal to the outstanding notional amount of the interest rate swap from a variable rate to a fixed rate.
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
In 2019, the Company entered into six interest rate swaps with a total notional amount of $1,300.0 million that amortize to $200.0 million over a five-year term, maturing on March 11, 2024. The outstanding notional amount as of April 30, 2022 is $500.0 million. The Company receives variable rate interest payments based upon one-month U.S. dollar LIBOR, and in return the Company is obligated to pay interest at a weighted-average interest rate of 2.49% plus a spread. This effectively converted the borrowing rate on an amount of debt equal to the outstanding notional amount of the interest rate swap from a variable rate to a fixed rate.
In 2017, the Company entered into three interest rate swaps with a notional amount of $300.0 million that matured on February 1, 2022. The Company received variable rate interest payments based upon one-month U.S. dollar LIBOR, and in return the Company was obligated to pay interest at a fixed rate of 1.19% plus a spread. This effectively converted the borrowing rate on an amount of debt equal to the outstanding notional amount of the interest rate swap from a variable rate to a fixed rate.

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
Losses reclassified to earnings under these contracts were $3.3 million and $4.3 million for the three months ended April 30, 2022, and 2021, respectively. Losses reclassified to earnings under these contracts were $7.6 million and $8.7 million for the six months ended April 30, 2022, and 2021, respectively. A derivative gain of $3.3 million, based upon interest rates at April 30, 2022, is expected to be reclassified from accumulated other comprehensive income (loss) to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of April 30, 2022, and October 31, 2021, the Company had outstanding foreign currency forward contracts in the notional amount of $119.3 million and $81.8 million, respectively.
Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which are based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
For the three months ended April 30, 2022, and 2021, the Company recorded a realized gain (loss) of $0.3 million and $(0.6) million under fair value contracts in other expense, net. For the six months ended April 30, 2022, and 2021, the Company recorded realized gains (losses) of $(2.1) million and $1.3 million under fair value contracts in other expense, net.
For the three months ended April 30, 2022, and 2021, the Company recorded an unrealized net gain (loss) of $0.6 million and $(0.6) million in other expense, net. For the six months ended April 30, 2022, and 2021, the Company recorded an unrealized gain (loss) of $1.6 million and $(1.2) million in other expense, net.
Cross Currency Swap
The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates.
In October 2021, the Company entered into two cross currency interest rate swap agreements that synthetically swap $116.8 million of fixed rate debt to Euro denominated fixed rate debt at a weighted average rate of 1.26%. These agreements are designated as cash flow hedges for accounting purposes and will mature in October 2026.
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

For the three months ended April 30, 2022 and 2021, gains recorded in interest expense, net under the cross currency swap agreements were $1.4 million and $0.6 million, respectively. For the six months ended April 30, 2022 and 2021, gains recorded in interest expense, net under the cross currency swap agreements were $2.8 million and $1.2 million, respectively.
Other Financial Instruments
The fair values of the Company’s 2022 Credit Agreement, the U.S. Receivables Facility and the European RFA do not materially differ from carrying value because the Company’s cost of borrowing is variable and approximates current borrowing rates. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with Accounting Standard Codification ("ASC") Topic 820, "Fair Value Measurements and Disclosures."
Non-Recurring Fair Value Measurements
The Company recognized asset impairment charges of $62.4 million and $1.5 million during the six months ended April 30, 2022 and 2021, respectively.
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the six months ended April 30, 2022 and 2021:

	Quantitative Information about Level 3 Fair Value Measurements
(in millions)	Impairment Amount	Valuation Technique	Unobservable Input	Range of Input Values
April 30, 2022
Net Assets Held for Sale	$62.4	Indicative Bids	Indicative Bids	N/A
Total	$62.4

April 30, 2021
Long Lived Assets	$1.5	Discounted Cash Flows; Indicative Bids	Discounted Cash Flows; Indicative Bids	N/A
Total	$1.5
Assets and Liabilities Held for Sale
On December 31, 2021, the Company entered into a definitive agreement to divest its approximately 50% equity interest in the Flexible Products & Services business (the "FPS Divestiture"). This agreement triggered the reclassification of the Flexible Products & Services business to assets and liabilities held for sale, which further resulted in recognized impairment charges of $62.4 million in the first quarter of 2022. See Note 13 to the interim condensed consolidated financial statements for additional disclosures of the FPS Divestiture. During the six months ended April 30, 2021, the Company recorded no impairment charges related to assets and liabilities held for sale.
The assumptions used in measuring fair value of assets and liabilities held for sale are considered level 3 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers.
Long-Lived Assets
As necessary, based on triggering events, the Company measures long-lived assets at fair value on a non-recurring basis. The Company recorded no impairment charges related to both properties, plants and equipment, net and intangible assets during the six months ended April 30, 2022 and $1.5 million impairment charges related to both properties, plants and equipment, net and intangible assets during the six months ended April 30, 2021, respectively.
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
The Company granted 162,392 PSUs on December 16, 2021, for the performance period commencing on November 1, 2021 and ending October 31, 2024. If earned, the PSUs are to be awarded in shares of Class A Common Stock. The weighted average fair value of the PSUs granted on that date was $60.08. The weighted average fair value of the PSUs at April 30, 2022 was $86.80.
NOTE 6 — INCOME TAXES
Income tax expense for the quarter and year to date periods was computed in accordance with ASC 740-270 "Income Taxes - Interim Reporting." Under this method, losses from jurisdictions for which a valuation allowance has been provided have not been included in the amount to which the ASC 740-270 rate was applied. The Company's income tax expense may fluctuate due to changes in estimated losses and income from jurisdictions for which a valuation allowance has been provided, the timing of recognition of the related tax expense under ASC 740-270, and the impact of discrete items in the respective quarter.
For the six months ended April 30, 2022 and April 30, 2021, income tax expense was $65.5 million and $23.4 million, respectively. The $42.1 million increase in income tax expense for the six months ended April 30, 2022 was primarily the result of an increase in pre-tax book earnings, changes in the expected mix of earnings among tax jurisdictions, including jurisdictions for which valuation allowances have been recorded, and the timing of recognition of the related tax expense under ASC740-270. Additionally, a net $60.4 million book expense was recorded related to the FPS Divestiture and other businesses for which there is expected to be no tax benefit.
NOTE 7 — POST RETIREMENT BENEFIT PLANS
The components of net periodic pension cost include the following:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2022	2021	2022	2021
Service cost	$3.0	$3.1	$6.0	$6.2
Interest cost	5.1	4.6	10.2	9.1
Expected return on plan assets	(8.3)	(8.1)	(16.5)	(16.0)
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.1)
Recognized net actuarial loss	2.0	3.7	4.0	7.5
Net periodic pension cost	$1.7	$3.2	$3.5	$6.7
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
During the six months ended April 30, 2021, an annuity contract for approximately $100.0 million was purchased with United States defined benefit plan assets and the pension obligation for certain retirees in the United States under that plan was irrevocably transferred from that plan to the annuity contract. Additionally, lump sum payments totaling $6.0 million and $7.5 million for the three and six months ended April 30, 2021 were made from the defined benefit plan assets to certain participants who agreed to such payments, representing the current fair value of the participant’s respective pension benefit. The settlement items described above resulted in a decrease in the fair value of both the plan assets and the projected benefit obligation of $107.5 million and a non-cash pension settlement charge of $0.1 million and $8.6 million of unrecognized net actuarial loss included in accumulated other comprehensive loss for the three and six months ended April 30, 2021.
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
Environmental Reserves
As of April 30, 2022, and October 31, 2021, the Company's environmental reserves were $20.3 million and $19.5 million, respectively. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability.
As of April 30, 2022 and October 31, 2021, the Company has accrued $11.0 million for the Diamond Alkali Superfund Site in New Jersey.
Aside from the Diamond Alkali Superfund Site, other environmental reserves of the Company as of April 30, 2022 and October 31, 2021 included $9.3 million and $8.5 million, respectively, for its various facilities around the world. It is possible that there could be resolution of uncertainties in the future that would require the Company to record charges that could be material to future earnings.

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
The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding
         *Diluted Class B EPS calculation is identical to Basic Class B calculation
The following table provides EPS information for each period, respectively:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2022	2021	2022	2021
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$125.1	$149.8	$135.4	$173.2
Cash dividends	(27.4)	(26.3)	(54.6)	(52.2)
Undistributed earnings attributable to Greif, Inc.	$97.7	$123.5	$80.8	$121.0
The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.

The following table summarizes the Company’s Class A and Class B common and treasury shares as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
April 30, 2022
Class A Common Stock	128,000,000	42,281,920	26,627,738	15,654,182
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275

October 31, 2021
Class A Common Stock	128,000,000	42,281,920	26,550,924	15,730,996
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
Class A Common Stock:
Basic shares	26,618,116	26,544,197	26,596,024	26,500,134
Assumed conversion of restricted shares	194,898	120,050	180,522	102,616
Diluted shares	26,813,014	26,664,247	26,776,546	26,602,750
Class B Common Stock:
Basic and diluted shares	22,007,725	22,007,725	22,007,725	22,007,725
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
As of April 30, 2022, the Company does not have material exposure to finance leases and has not entered into any significant leases which have not yet commenced.
The following table presents the lease expense components for the three and six months ended April 30, 2022 and 2021:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2022	2021	2022	2021
Operating lease cost	$16.7	$17.2	$33.7	$34.5
Other lease cost*	6.3	7.0	12.0	12.7
Total lease cost	$23.0	$24.2	$45.7	$47.2
*includes variable, short-term, and finance lease costs

Future maturity for the Company's lease liabilities, during the next five years, and in the aggregate for the years thereafter, are as follows:

(in millions)	April 30, 2022
2022	$62.9
2023	56.5
2024	47.1
2025	41.4
2026	33.5
Thereafter	110.0
Total lease payments	$351.4
Less: interest	(85.7)
Lease liabilities	$265.7
The following table presents the weighted-average lease term and discount rate as of April 30, 2022 and 2021:

	April 30, 2022	April 30, 2021
Weighted-average remaining lease term (years) for operating lease liabilities	10.2	10.7
Weighted-average discount rate for operating lease liabilities	3.60%	3.66%
The following table presents other required lease related information for the three and six months ended April 30, 2022 and 2021:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2022	2021	2022	2021
Operating cash flows used for operating liabilities	$17.0	$17.2	$34.1	$34.6
Leased assets obtained in exchange for new operating lease liabilities	4.3	11.7	12.0	13.6

NOTE 11 — COMPREHENSIVE INCOME (LOSS)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the six months ended April 30, 2022:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2021	$(295.4)	$(3.6)	$(57.5)	$(356.5)
Other comprehensive income (loss)	(74.9)	35.9	6.5	(32.5)
Foreign currency translation released from business divestment	113.1	—	—	113.1
Balance as of April 30, 2022	$(257.2)	$32.3	$(51.0)	$(275.9)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the six months ended April 30, 2021:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2020	$(294.9)	$(24.7)	$(107.9)	$(427.5)
Other comprehensive income	33.6	11.4	47.1	92.1
Balance as of April 30, 2021	$(261.3)	$(13.3)	$(60.8)	$(335.4)
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

The following tables present net sales disaggregated by geographic area for each reportable segment for the three and six months ended April 30, 2022:

	Three Months Ended April 30, 2022
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$345.1	$459.2	$167.4	$971.7
Paper Packaging & Services	678.5	—	10.8	689.3
Land Management	6.3	—	—	6.3
Total net sales	$1,029.9	$459.2	$178.2	$1,667.3

	Six Months Ended April 30, 2022
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$663.9	$916.5	$340.4	$1,920.8
Paper Packaging & Services	1,279.3	—	20.0	1,299.3
Land Management	11.5	—	—	11.5
Total net sales	$1,954.7	$916.5	$360.4	$3,231.6
The following tables present net sales disaggregated by geographic area for each reportable segment for the three and six months ended April 30, 2021:

	Three Months Ended April 30, 2021
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$250.3	$410.5	$137.2	$798.0
Paper Packaging & Services	528.4	—	8.6	537.0
Land Management	5.6	—	—	5.6
Total net sales	$784.3	$410.5	$145.8	$1,340.6

	Six Months Ended April 30, 2021
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$453.1	$741.0	$263.2	$1,457.3
Paper Packaging & Services	1,001.9	—	16.0	1,017.9
Land Management	11.9	—	—	11.9
Total net sales	$1,466.9	$741.0	$279.2	$2,487.1

The following segment information is presented for the periods indicated:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2022	2021	2022	2021
Operating profit:
Global Industrial Packaging	$108.0	$76.4	$139.0	$130.4
Paper Packaging & Services	80.1	27.3	118.4	41.6
Land Management	2.0	96.9	4.7	98.6
Total operating profit	$190.1	$200.6	$262.1	$270.6

Depreciation, depletion and amortization expense:
Global Industrial Packaging	$18.8	$21.2	$39.4	$42.2
Paper Packaging & Services	35.1	36.9	73.1	74.1
Land Management	0.7	0.7	1.5	1.8
Total depreciation, depletion and amortization expense	$54.6	$58.8	$114.0	$118.1
The following table presents total assets by segment and total properties, plants and equipment, net by geographic area:

(in millions)	April 30, 2022	October 31, 2021
Assets:
Global Industrial Packaging	$2,514.5	$2,735.1
Paper Packaging & Services	2,522.0	2,506.5
Land Management	250.5	249.2
Total segments	5,287.0	5,490.8
Corporate and other	335.9	325.0
Total assets	$5,622.9	$5,815.8

Long lived assets, net:
United States	$1,282.2	$1,321.8
Europe, Middle East and Africa	311.0	374.5
Asia Pacific and other Americas	100.0	114.3
Total long-lived assets, net	$1,693.2	$1,810.6
NOTE 13 — DIVESTITURES
During the second quarter of 2022, the Company completed the FPS Divestiture for $123.0 million, before preliminary adjustments at closing of $38.8 million and subject to final adjustments. The Company received net cash proceeds of $131.6 million, inclusive of $24.4 million of cash and cash equivalents deconsolidated as a result of the divestiture.
The gain on sale of businesses, net for the three and six months ended April 30, 2022 was $4.2 million in the Global Industrial Packaging segment, consisting of $4.8 million gain on the sale of an equity method investment with an offsetting loss of $0.6 million due to the FPS divestiture.

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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our interim condensed consolidated balance sheets as of April 30, 2022 and October 31, 2021, and for the interim condensed consolidated statements of income for the three and six months ended April 30, 2022 and 2021. This discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021 (the “2021 Form 10-K”). Readers are encouraged to review the entire 2021 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
OVERVIEW
Business Segments
We operate in three reportable business segments: Global Industrial Packaging; Paper Packaging & Services; and Land Management.
In the Global Industrial Packaging segment, we are a leading global producer of industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, filling, logistics, warehousing and other packaging services. We sell our industrial packaging products on a global basis to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agriculture, pharmaceutical and minerals, among others.
In the Paper Packaging & Services segment, we produce and sell containerboard, corrugated sheets, corrugated containers, and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, automotive components, books and furniture, as well as numerous other applications. We also produce and sell coated recycled paperboard and uncoated recycled paperboard, some of which we use to produce and sell products (tubes and cores, construction products, and protective packaging), which ultimately serve both industrial and consumer markets. In addition, we purchase and sell recycled fiber, and we also produce and sell adhesives.
In the Land Management segment, we are focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use ("HBU") land and development land. As of April 30, 2022, we owned approximately 175,000 acres of timber property in the southeastern United States, which includes 18,800 acres of special use land.
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

RESULTS OF OPERATIONS
The following comparative information is presented for the three and six months ended April 30, 2022 and 2021. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.

Items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A — Risk Factors, of the 2021 Form 10-K. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.
The non-GAAP financial measures of EBITDA and Adjusted EBITDA are used throughout the following discussion of our results of operations, both for our consolidated and segment results. For our consolidated results, EBITDA is defined as net income, plus interest expense, net, plus debt extinguishment charges, plus income tax expense, plus depreciation, depletion and amortization expense, and Adjusted EBITDA is defined as EBITDA plus restructuring charges, plus integration related costs, plus non-cash asset impairment charges, plus non-cash pension settlement charges, plus incremental COVID-19 costs, net, plus loss (gain) on disposal of properties, plants, equipment and businesses, net, less timberland gains, net. Since we do not calculate net income by business segment, EBITDA and Adjusted EBITDA by business segment are reconciled to operating profit by business segment. In that case, EBITDA is defined as operating profit by business segment less non-cash pension settlement charges, less other (income) expense, net, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization expense for that business segment, and Adjusted EBITDA is defined as EBITDA plus any restructuring charges, plus integration related costs, plus non-cash asset impairment charges, plus non-cash pension settlement charges, plus incremental COVID-19 costs, net, plus (gain) loss on disposal of properties, plants, equipment and businesses, net, less timberlands gains, net, for that business segment.
We use EBITDA and Adjusted EBITDA as financial measures to evaluate our historical and ongoing operations and believe that these non-GAAP financial measures are useful to enable investors to perform meaningful comparisons of our historical and current performance. In addition, we present our U.S. and non-U.S. income before income taxes after eliminating the impact of restructuring charges, integration related costs, non-cash asset impairment charges, non-cash pension settlement charges, incremental COVID-19 costs, net and (gain) loss on disposal of properties, plants, equipment and businesses, net, timberland gains, net, which are non-GAAP financial measures. We believe that excluding the impact of these adjustments enables investors to perform a meaningful comparison of our current and historical performance that investors find valuable. The foregoing non-GAAP financial measures are intended to supplement, and should be read together with, our financial results. These non-GAAP financial measures should not be considered an alternative or substitute for, and should not be considered superior to, our reported financial results. Accordingly, users of this financial information should not place undue reliance on the non-GAAP financial measures.

Second Quarter Results
The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our business segments for the three months ended April 30, 2022 and 2021:

	Three Months Ended April 30,
(in millions)	2022	2021
Net sales:
Global Industrial Packaging	$971.7	$798.0
Paper Packaging & Services	689.3	537.0
Land Management	6.3	5.6
Total net sales	$1,667.3	$1,340.6
Operating profit:
Global Industrial Packaging	$108.0	$76.4
Paper Packaging & Services	80.1	27.3
Land Management	2.0	96.9
Total operating profit	$190.1	$200.6
EBITDA:
Global Industrial Packaging	$131.8	$95.1
Paper Packaging & Services	115.3	64.1
Land Management	2.7	97.6
Total EBITDA	$249.8	$256.8
Adjusted EBITDA:
Global Industrial Packaging	$130.9	$106.2
Paper Packaging & Services	117.4	68.3
Land Management	2.7	2.1
Total Adjusted EBITDA	$251.0	$176.6

The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the three months ended April 30, 2022 and 2021:

	Three Months Ended April 30,
(in millions)	2022	2021
Net income	$126.7	$154.0
Plus: interest expense, net	13.2	26.7
Plus: debt extinguishment charges	25.4	—
Plus: income tax expense	29.9	17.3
Plus: depreciation, depletion and amortization expense	54.6	58.8
EBITDA	$249.8	$256.8
Net income	$126.7	$154.0
Plus: interest expense, net	13.2	26.7
Plus: income tax expense	29.9	17.3
Plus: non-cash pension settlement charges	—	0.1
Plus: debt extinguishment charges	25.4	—
Plus: other (income) expense, net	(4.4)	2.8
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.7)	(0.3)
Operating profit	190.1	200.6
Less: non-cash pension settlement charges	—	0.1
Less: other (income) expense, net	(4.4)	2.8
Less: equity earnings of unconsolidated affiliates, net of tax	(0.7)	(0.3)
Plus: depreciation, depletion and amortization expense	54.6	58.8
EBITDA	249.8	256.8
Plus: restructuring charges	3.7	12.0
Less: timberland gains	—	(95.7)
Plus: integration related costs	2.0	1.8
Plus: non-cash asset impairment charges	—	0.2
Plus: non-cash pension settlement charges	—	0.1
Plus: incremental COVID-19 costs, net	—	1.2
Plus: (gain) loss on disposal of properties, plants, equipment, and businesses, net	(4.5)	0.2
Adjusted EBITDA	$251.0	$176.6

The following table sets forth EBITDA and Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the three months ended April 30, 2022 and 2021:

	Three Months Ended April 30,
(in millions)	2022	2021
Global Industrial Packaging
Operating profit	$108.0	$76.4
Less: other (income) expense, net	(4.3)	2.8
Less: equity earnings of unconsolidated affiliates, net of tax	(0.7)	(0.3)
Plus: depreciation and amortization expense	18.8	21.2
EBITDA	131.8	95.1
Plus: restructuring charges	2.7	10.2
Plus: non-cash asset impairment charges	—	0.2
Plus: incremental COVID-19 costs, net	—	0.5
Plus: (gain) loss on disposal of properties, plants, equipment, and businesses, net	(3.6)	0.2
Adjusted EBITDA	$130.9	$106.2
Paper Packaging & Services
Operating profit	$80.1	$27.3
Less: non-cash pension settlement charges	—	0.1
Less: other income, net	(0.1)	—
Plus: depreciation and amortization expense	35.1	36.9
EBITDA	115.3	64.1
Plus: restructuring charges	1.0	1.7
Plus: integration related costs	2.0	1.8
Plus: non-cash pension settlement charges	—	0.1
Plus: incremental COVID-19 costs, net	—	0.7
Plus: gain on disposal of properties, plants, equipment, and businesses, net	(0.9)	(0.1)
Adjusted EBITDA	$117.4	$68.3
Land Management
Operating profit	$2.0	$96.9
Plus: depreciation, depletion and amortization expense	0.7	0.7
EBITDA	2.7	97.6
Plus: restructuring charges	—	0.1
Less: timberland gains	—	(95.7)
Plus: loss on disposal of properties, plants, equipment, and businesses, net	—	0.1
Adjusted EBITDA	$2.7	$2.1
Net Sales
Net sales were $1,667.3 million for the second quarter of 2022 compared with $1,340.6 million for the second quarter of 2021. The $326.7 million increase was primarily due to higher average sale prices and higher published containerboard and boxboard prices across the Global Industrial Packaging and the Paper Packaging & Services segments, respectively. See the "Segment Review" below for additional information on net sales by segment for the second quarter of 2022.
Gross Profit
Gross profit was $338.7 million for the second quarter of 2022 compared with $265.9 million for the second quarter of 2021. The increase was primarily due to the same factors that impacted net sales, partially offset by higher raw material costs. See the "Segment Review" below for additional information on gross profit by segment. Gross profit margin was 20.3 and 19.8 percent for the second quarter of 2022 and 2021, respectively.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $147.4 million for the second quarter of 2022 and $146.8 million for the second quarter of 2021. SG&A expenses were 8.8 percent and 11.0 percent of net sales for the second quarter of 2022 and 2021, respectively.
Financial Measures
Operating profit was $190.1 million for the second quarter of 2022 compared with $200.6 million for the second quarter of 2021. Net income was $126.7 million for the second quarter of 2022 compared with $154.0 million for the second quarter of 2021. Adjusted EBITDA was $251.0 million for the second quarter of 2022 compared with $176.6 million for the second quarter of 2021. The reasons for the changes in operating profit, net income, and Adjusted EBITDA for each segment are described below in the "Segment Review."
Trends
We anticipate that overall customer demand for our products will continue to be stable, although inflation, supply chain disruptions, labor shortages, increasing interest rates and Covid-19 related matters may negatively impact some of our customers. Global steel prices are forecasted to continue to decline at a moderate pace. Resin and old corrugated container ("OCC") prices are expected to remain stable for the remainder of the year, with OCC prices slightly increasing during the fourth quarter. Further, we anticipate other direct materials, transportation, labor and energy to continue to see inflationary pressure through the year.
The foregoing is subject to the impact and consequences of the invasion of Ukraine by Russia. As described in Part I, Item 1A — Risk Factors, of the 2021 Form 10-K, our global operations subject us to general economic and business conditions and political, social, economic and labor instability, including war, invasion and civil disturbance, that could adversely affect our business and results of operations. In addition, demand for our products and services has historically corresponded to changes in general economic and business conditions of the industries and countries in which we operate. However, our operations in Russia account for approximately 3% of our total sales and approximately 1% of our total assets. We will continue to actively monitor this situation.
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
Net sales were $971.7 million for the second quarter of 2022 compared with $798.0 million for the second quarter of 2021. The $173.7 million increase in net sales was primarily due to higher average selling prices and product mix, partially offset by lower volumes.
Gross profit was $185.3 million for the second quarter of 2022 compared with $170.1 million for the second quarter of 2021. The $15.2 million increase in gross profit was primarily due to the same factors that impacted net sales, partially offset by higher raw material costs. Gross profit margin was 19.1 percent and 21.3 percent for the three months ended April 30, 2022 and 2021, respectively.
Operating profit was $108.0 million for the second quarter of 2022 compared with operating profit of $76.4 million for the second quarter of 2021. The $31.6 million increase is primarily due to the same factors that impacted gross profit. Adjusted EBITDA was $130.9 million for the second quarter of 2022 compared with $106.2 million for the second quarter of 2021. The $24.7 million increase in Adjusted EBITDA was primarily due to the same factors that impacted gross profit.
Paper Packaging & Services
Our Paper Packaging & Services segment produces and sells containerboard, corrugated sheets, corrugated containers, and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, automotive components, books and furniture, as well as numerous other applications. We also produce and sell coated recycled paperboard and uncoated recycled paperboard, some of which we use to produce and sell products (tubes and cores, construction products, and protective packaging), which ultimately serve both industrial and consumer markets. In addition, we purchase and sell recycled fiber, and we also produce and sell adhesives. Key factors influencing profitability in the Paper Packaging & Services segment are:
•Selling prices, product mix, customer demand and sales volumes;
•Raw material costs, primarily old corrugated containers;
•Energy and transportation costs;
•Benefits from executing the Greif Business System;
•Acquisition of businesses and facilities;
•Restructuring charges; and
•Divestiture of businesses and facilities.
Net sales were $689.3 million for the second quarter of 2022 compared with $537.0 million for the second quarter of 2021. The $152.3 million increase was primarily due to higher volumes and higher published containerboard and boxboard prices.
Gross profit was $150.8 million for the second quarter of 2022 compared with $93.9 million for the second quarter of 2021. The $56.9 million increase in gross profit was primarily due to the same factors that impacted net sales, partially offset by higher raw material, transportation, labor and utility costs. Gross profit margin was 21.9 percent and 17.5 percent for the second quarter of 2022 and 2021, respectively.
Operating profit was $80.1 million for the second quarter of 2022 compared with $27.3 million for the second quarter of 2021. The increase was primarily due to the same factors as that impacted gross profit. Adjusted EBITDA was $117.4 million for the second quarter of 2022 compared with $68.3 million for the second quarter of 2021. The $49.1 million increase in Adjusted EBITDA was primarily due to the same factors that impacted gross profit.
Land Management
As of April 30, 2022, our Land Management segment consisted of approximately 175,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management segment are:
•Planned level of timber sales;
•Selling prices and customer demand;
•Gains on timberland sales; and
•Gains on the disposal of development, surplus and HBU properties (“special use property”).
Net sales were $6.3 million for the second quarter of 2022 compared with $5.6 million for the second quarter of 2021.
Gross profit was $2.6 million for the second quarter of 2022 compared with $1.9 million for the second quarter of 2021.
Operating profit decreased to $2.0 million for the second quarter of 2022 compared with $96.9 million for the second quarter of 2021. During the second quarter of 2021, we completed the sale of approximately 69,200 acres of timberlands in southwest

Alabama (the "2021 Timberland Sale") which resulted in timberland gains of $95.7 million. Adjusted EBITDA was $2.7 million and $2.1 million for the second quarter of 2022 and 2021, respectively.
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
As of April 30, 2022, we had approximately 18,800 acres of special use property in the United States.

Income Tax Expense
Our quarterly income tax expense was computed in accordance with Accounting Standards Codification ("ASC") 740-270 "Income Taxes - Interim Reporting." In accordance with this accounting standard, annual estimated tax expense is computed based on forecasted annual earnings and other forecasted annual amounts, including, but not limited to items such as uncertain tax positions and withholding taxes. Additionally, losses from jurisdictions for which a valuation allowance has been provided have not been included in the annual estimated tax rate. Income tax expense each quarter is provided for on a current year-to-date basis using the annual estimated tax rate, adjusted for discrete taxable events that occur during the interim period.
Income tax expense for the second quarter of 2022 was $29.9 million on $155.9 million of pretax income and income tax expense for the second quarter of 2021 was $17.3 million on $171.0 million of pretax income. The quarterly increase in income tax expense in 2022 was primarily attributable to an increase in pre-tax earnings, excluding the gain on the 2021 Timberland Sale and the gain on sale of the FPS Divestiture (as defined in the next section), the tax impact of which were recognized discretely. Changes in the expected mix of earnings among tax jurisdictions, including jurisdictions for which valuation allowances have been recorded, as well as the timing of recognition of the related tax expense under ASC 740-270 also contributed to the increase in tax expense in 2022. Favorable discrete items increased in 2022 resulting in an additional net $2.3 million tax benefit compared to 2021. A net $8.6 million tax decrease was recognized related to certain assumptions regarding capital losses that are expected to offset capital gains resulting from the 2021 Timberland Sale. This decrease was offset by an increase in tax expense of $4.9 million, resulting from the recognition of certain state basis differences, foreign and U.S. state tax rate changes and withholding taxes accruals, and an increase in tax expense of $1.4 million related to other miscellaneous items. Additionally, a $4.4 million book gain was recorded in the quarter related to the disposal of business, which there is expected to be no tax impact.
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
The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from zero to $8.0 million. Actual results may differ materially from this estimate.
Other Comprehensive Income (Loss) Changes
Foreign currency translation
In accordance with ASC 830, “Foreign Currency Matters,” the assets and liabilities denominated in a foreign currency are translated into United States Dollars at the rate of exchange existing at the end of the current period, and revenues and expenses are translated at average exchange rates over the month in which they are incurred. The cumulative translation adjustments, which represent the effects of translating assets and liabilities of our international operations, are presented in the interim condensed consolidated statements of changes in equity in accumulated other comprehensive income (loss). On April 1, 2022, we completed the divestment of our approximately 50% equity interest in the Flexible Products and Services business (the "FPS Divestiture"). From this transaction, $113.1 million of foreign currency translation adjustment was released.

Year-to-Date Results
The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our business segments for the six months ended April 30, 2022 and 2021:

	Six Months Ended April 30,
(in millions)	2022	2021
Net sales:
Global Industrial Packaging	$1,920.8	$1,457.3
Paper Packaging & Services	1,299.3	1,017.9
Land Management	11.5	11.9
Total net sales	$3,231.6	$2,487.1
Operating profit:
Global Industrial Packaging	$139.0	$130.4
Paper Packaging & Services	118.4	41.6
Land Management	4.7	98.6
Total operating profit	$262.1	$270.6
EBITDA:
Global Industrial Packaging	$182.8	$170.9
Paper Packaging & Services	191.5	107.0
Land Management	6.2	100.4
Total EBITDA	$380.5	$378.3
Adjusted EBITDA:
Global Industrial Packaging	$245.1	$185.7
Paper Packaging & Services	197.9	124.4
Land Management	4.8	5.0
Total Adjusted EBITDA	$447.8	$315.1

The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the six months ended April 30, 2022 and 2021:

	Six Months Ended April 30,
(in millions)	2022	2021
Net income	$145.3	$184.9
Plus: interest expense, net	30.3	51.9
Plus: debt extinguishment charges	25.4	—
Plus: income tax expense	65.5	23.4
Plus: depreciation, depletion and amortization expense	114.0	118.1
EBITDA	$380.5	$378.3
Net income	$145.3	$184.9
Plus: interest expense, net	30.3	51.9
Plus: non-cash pension settlement charges	—	8.6
Plus: debt extinguishment charges	25.4	—
Plus: income tax expense	65.5	23.4
Plus: other (income) expense, net	(2.4)	2.8
Plus: equity earnings of unconsolidated affiliates, net of tax	(2.0)	(1.0)
Operating profit	262.1	270.6
Less: other (income) expense, net	(2.4)	2.8
Less: non-cash pension settlement charges	—	8.6
Less: equity earnings of unconsolidated affiliates, net of tax	(2.0)	(1.0)
Plus: depreciation, depletion and amortization expense	114.0	118.1
EBITDA	$380.5	$378.3
Plus: restructuring charges	7.2	15.1
Plus: timberland gains	—	(95.7)
Plus: integration related costs	3.6	3.8
Plus: non-cash asset impairment charges	62.4	1.5
Plus: non-cash pension settlement charges	—	8.6
Plus: incremental COVID-19 costs, net	—	1.8
Plus: (gain) loss on disposal of properties, plants, equipment, and businesses, net	(5.9)	1.7
Adjusted EBITDA	$447.8	$315.1

The following table sets forth EBITDA and Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the six months ended April 30, 2022 and 2021:

	Six Months Ended April 30,
(in millions)	2022	2021
Global Industrial Packaging
Operating profit	$139.0	$130.4
Less: other (income) expense, net	(2.4)	2.7
Less: equity earnings of unconsolidated affiliates, net of tax	(2.0)	(1.0)
Plus: depreciation and amortization expense	39.4	42.2
EBITDA	$182.8	$170.9
Plus: restructuring charges	4.8	13.0
Plus: non-cash impairment charges	62.4	1.5
Plus: incremental COVID-19 costs, net	—	0.8
Plus: gain on disposal of properties, plants and equipment, and businesses, net	(4.9)	(0.5)
Adjusted EBITDA	$245.1	$185.7
Paper Packaging & Services
Operating profit	$118.4	$41.6
Less: other expense, net	—	0.1
Less: non-cash pension settlement charges	—	8.6
Plus: depreciation and amortization expense	73.1	74.1
EBITDA	$191.5	$107.0
Plus: restructuring charges	2.4	2.0
Plus: integration related costs	3.6	3.8
Plus: non-cash pension settlement charges	—	8.6
Plus: incremental COVID-19 costs, net	—	1.0
Plus: loss on disposal of properties, plants and equipment, and businesses, net	0.4	2.0
Adjusted EBITDA	$197.9	$124.4
Land Management
Operating profit	$4.7	$98.6
Plus: depreciation, depletion and amortization expenses	1.5	1.8
EBITDA	$6.2	$100.4
Plus: restructuring charges	—	0.1
Plus: timberland gains	—	(95.7)
Plus: (gain) loss on disposal of properties, plants and equipment, and businesses, net	(1.4)	0.2
Adjusted EBITDA	$4.8	$5.0
Net Sales
Net sales were $3,231.6 million for the first six months of 2022 compared with $2,487.1 million for the first six months of 2021. The $744.5 million increase was primarily due to higher volumes and higher average sale prices across the Global Industrial Packaging segment and higher volumes and higher published containerboard and boxboard prices in the Paper Packaging & Services segment. See the "Segment Review" below for additional information on net sales by segment during the first six months of 2022.
Gross Profit
Gross profit was $628.4 million for the first six months of 2022 compared with $478.1 million for the first six months of 2021. The increase was primarily due to the same factors that impacted net sales, offset by higher raw material costs. See “Segment Review” below for additional information on gross profit by segment. Gross profit margin was 19.4 percent and 19.2 percent for first six months of 2022 and 2021, respectively.

Selling, General and Administrative Expenses
SG&A expenses increased to $299.0 million for the first six months of 2022 from $281.1 million for the first six months of 2021. SG&A expenses were 9.3 percent and 11.3 percent of net sales for first six months of 2022 and 2021, respectively. The increase in SG&A expenses was primarily due to increased incentive accruals.
Financial Measures
Operating profit was $262.1 million for the first six months of 2022 compared with $270.6 million for the first six months of 2021. Net income was $145.3 million for the first six months of 2022 compared with $184.9 million for the first six months of 2021. Adjusted EBITDA was $447.8 million for the first six months of 2022 compared with $315.1 million for the first six months of 2021. The reasons for the changes in operating profit, net income, and Adjusted EBITDA for each segment are described below in the "Segment Review."
Segment Review
Global Industrial Packaging
Net sales were $1,920.8 million for the first six months of 2022 compared with $1,457.3 million for the first six months of 2021. The $463.5 million increase in net sales was primarily due to higher volumes, higher average selling prices and product mix.
Gross profit was $362.4 million for the first six months of 2022 compared with $300.4 million for the first six months of 2021. The $62.0 million increase in gross profit was primarily due to the same factors that impacted net sales, partially offset by higher raw material costs. Gross profit margin was 18.9 percent and 20.6 percent for the first six months of 2022 and 2021, respectively.
Operating profit was $139.0 million for the first six months of 2022 compared with $130.4 million for the first six months of 2021 due to the same factors that impacted gross profit, offset by $62.4 million non-cash impairment charge related to the FPS Divestiture. Adjusted EBITDA was $245.1 million for the first six months of 2022 compared with $185.7 million for the first six months of 2021. The $59.4 million increase in Adjusted EBITDA was primarily due to the same factors that impacted gross profit.
Paper Packaging & Services
Net sales were $1,299.3 million for the first six months of 2022 compared with $1,017.9 million for the first six months of 2021. The $281.4 million increase in net sales was primarily due to higher volumes and higher published containerboard and boxboard prices.
Gross profit was $261.6 million for the first six months of 2022 compared with $173.5 million for the first six months of 2021. Gross profit margin was 20.1 percent and 17.0 percent for the first six months of 2022 and 2021, respectively. The $88.1 million increase in gross profit was primarily due to the same factors that impacted net sales, offset by higher raw material, transportation, labor and utility costs.
Operating profit was $118.4 million for the first six months of 2022 compared with $41.6 million for the first six months of 2021. The increase in operating profit was due to the same factors that impacted gross profit. Adjusted EBITDA was $197.9 million for the first six months of 2022 compared with $124.4 million for the first six months of 2021. The $73.5 million increase in Adjusted EBITDA was due to the same factors that impacted gross profit.
Land Management
Net sales were $11.5 million for the first six months of 2022 compared with $11.9 million for the first six months of 2021.
Gross profit was $4.4 million for the first six months of 2022 compared with $4.2 million for the first six months of 2021.
Operating profit decreased to $4.7 million for the first six months of 2022 compared with $98.6 million for the first six months of 2021. During the first six months of 2021, we completed the 2021 Timberland Sale. Adjusted EBITDA was $4.8 million and $5.0 million for the first six months of 2022 and 2021, respectively.

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
Income tax expense for the first six months of 2022 was $65.5 million on $208.8 million of pretax income and income tax expense for the first six months of 2021 was $23.4 million on $207.3 million of pretax income. The $42.1 million increase in income tax expense in 2022 was primarily attributable to an increase in pre-tax earnings, excluding the gain on the 2021 Timberland Sale and the gain on sale of the FPS Divestiture, the tax impact of which were recognized discretely. Changes in the expected mix of earnings among tax jurisdictions, including jurisdictions for which valuation allowances have been recorded, as well as the timing of recognition of the related tax expense under ASC 740-270 also attributed to the increase in tax expense in 2022. Additionally, favorable discrete items decreased by $6.6 million. The decrease in favorable discrete adjustments consists of an increase in tax expense of $8.5 million due to tax basis adjustments in certain tangible property and state basis differences; an increase in tax expense of $3.6 million related to withholding taxes accruals and prior year settlement of U.S. Federal and Canadian income tax audits; and an increase in tax expense of $1.6 million related to other miscellaneous items; offset by a $3.3 million decrease in unrecognized tax liabilities primarily as a result of expiration of the statute of limitations; and a net $3.8 million tax expense decrease related to certain assumptions regarding capital losses that are expected to offset capital gains resulting from the 2021 Timberland Sale. Additionally, a net $60.4 million book deduction was recorded in 2022 related to the FPS Divestiture and other businesses on which there is expected to be no tax benefit.
Other Comprehensive Income (Loss) Changes
Foreign currency translation
In accordance with ASC 830, “Foreign Currency Matters,” the assets and liabilities denominated in a foreign currency are translated into United States Dollars at the rate of exchange existing at the end of the current period, and revenues and expenses are translated at average exchange rates over the month in which they are incurred. The cumulative translation adjustments, which represent the effects of translating assets and liabilities of our international operations, are presented in the interim condensed consolidated statements of changes in equity in accumulated other comprehensive income (loss). On April 1, 2022, we completed the FPS Divestiture and $113.1 million of foreign currency translation adjustment was released.
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

Cash Flow

Six Months Ended April 30, (in millions)	2022	2021
Net cash provided by operating activities	$161.6	$163.8
Net cash provided by investing activities	62.7	118.3
Net cash used in financing activities	(197.1)	(287.4)
Effects of exchange rates on cash	(43.1)	9.8
Net (decrease) increase in cash and cash equivalents	(15.9)	4.5
Cash and cash equivalents at beginning of year	124.6	105.9
Cash and cash equivalents at end of period	$108.7	$110.4

Operating Activities
The $9.2 million decrease in accounts receivable to $880.3 million as of April 30, 2022 from $889.5 million as of October 31, 2021 was primarily due to the accounts receivable that were deconsolidated as a result of FPS Divestiture, offset by higher volumes and higher average sale prices.
The $24.4 million decrease in inventories to $474.8 million as of April 30, 2022 from $499.2 million as of October 31, 2021 was primarily due to the inventories that were deconsolidated as result of FPS Divestiture, offset by increased inventory to meet customer demand.
The $84.7 million decrease in accounts payable to $619.8 million as of April 30, 2022 from $704.5 million as of October 31, 2021 was primarily due to the accounts payable that were deconsolidated as result of FPS Divestiture as well as timing of payable settlements.
Investing Activities
During the first six months of 2022 and 2021, we invested $75.0 million and $57.7 million, respectively, of cash in capital expenditures. Additionally, during the first six months of 2022 we received $139.2 million of cash from sale of businesses, primarily from the FPS Divestiture. There was no activity for the sale of business for the comparable period in 2021.
Financing Activities
During the first six months of 2022 and 2021, we paid cash dividends to stockholders of Greif, Inc. in the amount of $54.6 million and $52.2 million, respectively. We also paid down $96.2 million and $245.5 million of long-term debt, net of proceeds, for the first six months of 2022 and 2021, respectively. During the first six months of 2022 we paid $20.8 million of debt extinguishment charges and debt issuance costs related to our debt refinancing. We did not have similar charges or activities for the same period in 2021.
Financial Obligations
Borrowing Arrangements
Long-term debt is summarized as follows:

(in millions)	April 30, 2022	October 31, 2021
2022 Credit Agreement - Term Loans	$1,615.0	$—
2019 Credit Agreement - Term Loans	—	1,247.3
Senior Notes due 2027	—	495.9
Accounts receivable credit facilities	380.6	391.1
2022 Credit Agreement - Revolving Credit Facility	85.3	—
2019 Credit Agreement - Revolving Credit Facility	—	50.5
Other debt	0.4	0.6
	2,081.3	2,185.4
Less: current portion	80.8	120.3
Less: deferred financing costs	9.2	10.3
Long-term debt, net	$1,991.3	$2,054.8
2022 Credit Agreement
On March 1, 2022, we and certain of our subsidiaries entered into a second amended and restated senior secured credit agreement (the “2022 Credit Agreement”) with a syndicate of financial institutions. The 2022 Credit Agreement amended, restated and replaced in its entirety our previous credit agreement, referred to as the "2019 Credit Agreement". The 2022 Credit Agreement provides for (a) an $800.0 million secured revolving credit facility, consisting of a $725.0 million multicurrency facility and a $75.0 million U.S. dollar facility, maturing on March 1, 2027, (b) a $1,100 million secured term loan A-1 facility with quarterly principal installments commencing on July 31, 2022 and continuing through January 31, 2027, with any outstanding principal balance of such term loan A-1 facility being due and payable on maturity on March 1, 2027, and (c) a $515.0 million secured term loan A-2 facility with quarterly principal installments commencing on July 31, 2022 and continuing through January 31, 2027, with any outstanding principal balance of such term loan A-2 being due and payable on maturity on March 1, 2027. The term loan A-2 facility reflects the combination of the outstanding balances of the secured term A-2 and A-3 loans under the 2019 Credit Agreement. We used the borrowings under the 2022 Credit Agreement on March 1, 2022, to redeem the Senior Notes due 2027, discussed below, and to repay and refinance all of the outstanding borrowings under the 2019 Credit Agreement, and will use the borrowings thereunder to fund ongoing working capital and capital expenditure needs and for general corporate purposes, including acquisitions, and to pay related fees and expenses. Interest is based on Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment, Euro Interbank Offer Rate ("EURIBOR") or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on our leverage ratio. Subject to the terms of the 2022 Credit Agreement, we have an option to add borrowings to the 2022 Credit Agreement with the agreement of the lenders. As of April 30, 2022, we had $714.7 million of available borrowing capacity under the $800.0 million secured revolving credit facility.
The 2022 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness (less the aggregate amount of our unrestricted cash and cash equivalents), to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (as used in this paragraph only “EBITDA”) to be greater than 4.00 to 1.00; provided that such leverage ratio is subject to (i) a covenant step-up (as defined in the 2022 Credit Agreement) increase adjustment of 0.50 upon the consummation of, and the following three fiscal quarters after, certain specified acquisitions and (ii) a collateral release decrease adjustment of 0.25x during any collateral release period (as defined in the 2022 Credit Agreement). The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated EBITDA, to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve-month period. As of April 30, 2022, we were in compliance with these covenants.
Senior Notes due 2027
On March 1, 2022, we redeemed all of our outstanding 6.50% Senior Notes due 2027 for $500.0 million, plus a call premium of $16.3 million, with proceeds from our 2022 Credit Agreement.
United States Trade Accounts Receivable Credit Facility
Greif Receivables Funding LLC, Greif Packaging LLC, and certain of our other U.S. subsidiaries are parties to an amended and restated U.S. receivables financing facility (the “U.S. Receivables Facility”). As of April 30, 2022, there was $275.0 million outstanding balance under the U.S. Receivables Facility that is reported as long-term debt on the interim condensed consolidated balance sheets because we intend to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing by exercising the renewal option in the respective agreement or entering into new financing arrangements. On May 17, 2022, the current U.S. Receivables Facility was amended to provide an accounts receivable financing facility of $300.0 million, with a maturity date of May 17, 2023.
We may terminate the U.S. Receivables Facility at any time upon five days prior written notice. The U.S. Receivables Facility is secured by certain of our United States trade accounts receivables and bears interest at a variable rate based on the SOFR or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the U.S. Receivables Facility. The U.S. Receivables Facility also contains events of default and covenants, which are substantially the same as the covenants under the 2022 Credit Agreement, as defined above. As of April 30, 2022, we were in compliance with these covenants. Proceeds of the U.S. Receivables Facility are available for working capital and general corporate purposes.
International Trade Accounts Receivable Credit Facilities
Cooperage Receivables Finance B.V. and Greif Services Belgium BV, an indirect wholly owned subsidiary of Greif, Inc., are parties to an amended and restated the Nieuw Amsterdam Receivables Financing Agreement (the "European RFA"). The amended and restated European RFA matures April 24, 2023. The European RFA provides an accounts receivable financing facility of up to €100.0 million ($105.6 million as of April 30, 2022) secured by certain European accounts receivable. The $105.6 million outstanding on the European RFA as of April 30, 2022 is reported as long-term debt on the interim condensed consolidated balance sheets because we intend to refinance these obligations on a long-term basis and have the intent and ability to consummate a long-term refinancing by exercising the renewal option in the respective agreement or entering into new financing arrangements.

We may terminate the European RFA at any time upon one calendar month prior written notice. The European RFA is secured by certain of our international trade accounts receivables and bears interest at a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the European RFA. The European RFA also contains events of default and covenants, which are substantially the same as the covenants under the 2022 Credit Agreement, as defined above. As of April 30, 2022, we were in compliance with these covenants. Proceeds of the European RFA are available for working capital and general corporate purposes.
Financial Instruments
Interest Rate Derivatives
As of April 30, 2022, we have various interest rate swaps with a total notional amount of $850.0 million in which we receive variable interest rate payments and in return are obligated to pay interest at a weighted average fixed interest rate of 2.07%, plus an interest spread.
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
As of April 30, 2022, and October 31, 2021, we had outstanding foreign currency forward contracts in the notional amount of $119.3 million, and $81.8 million, respectively.
Cross Currency Swap
We have operations and investments in various international locations and are subject to risks associated with changing foreign exchange rates. We have cross currency interest rate swaps that synthetically swap $334.4 million of fixed rate debt to Euro denominated fixed rate debt. We receive a weighted average rate of 1.56%. These agreements are designated a mixture of net investment hedges and cash flow hedges for accounting purposes and will mature between March 2023 and October 2026. Accordingly, the gain or loss on the net investment hedge derivative instruments is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. The gain or loss on the cash flow hedge derivative instruments is included in the unrealized foreign exchange component of other expense, offset by the underlying gain or loss on the underlying cash flows that are being hedged. Interest payments received from the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the consolidated statements of income.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 6. EXHIBITS
(a.) Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a —14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

10.1	Letter dated April 20, 2022, between Coöperatieve Rabobank U.A., Nieuw Amsterdam Receivables Corporation B.V., Greif, Inc., Greif Service Belgium BVBA and Cooperage Receivables Finance B.V., extending the maturity date of the European receivables financing arrangement to April 24, 2023.

10.2	Amendment agreement dated April 20, 2022, between Coöperatieve Rabobank U.A. Trading as Rabobank London, Coöperatieve Rabobank U.A., Nieuw Amsterdam Receivables Corporation B.V., Cooperage Receivables Finance B.V., Stichting Cooperage Receivables Finance Holding, Greif Service Belgium BV, Greif, Inc., the Originators as listed in Schedule 1 and Trust International Management (T.I.M.) B.V., regarding the European receivables financing arrangement.

10.3	Amendment No. 4 dated May 17, 2022, to Third Amended and Restated Transfer and Administration Agreement dated September 24, 2019, by and among Greif Receivables Funding LLC, Greif Packaging LLC as initial Servicer, Greif Packaging LLC, Delta Petroleum Company, Inc., American Flange & Manufacturing Co. Inc., Caraustar Mill Group, Inc., Caraustar Industrial and Consumer Products Group, Inc., Caraustar Recovered Fiber Group, Inc., The Newark Group, Inc., Caraustar Consumer Products Group, LLC, Tama Paperboard, LLC, Cascade Paper Converters Co., and each other entity from time to time party hereto as an Originator, as Originators, Bank of America, N.A., as Committed Investor, a Managing Agent, an Administrator and the Agent and the various investor groups, managing agents and administrators from time to time parties here to.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GREIF, INC.
(Registrant)

Date: June 9, 2022	/s/ LAWRENCE A. HILSHEIMER
Lawrence A. Hilsheimer
Executive Vice President and Chief Financial Officer