Form 10-Q
period 2022-07-31
GREIF, INC
filed 2022-09-01
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock	GEF	New York Stock Exchange
Class B Common Stock	GEF-B	New York Stock Exchange
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 26, 2022:

Class A Common Stock	25,606,287 shares
Class B Common Stock	22,007,725 shares

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2022	2021	2022	2021
Net sales	$1,622.1	$1,490.8	$4,853.7	$3,977.9
Cost of products sold	1,275.2	1,172.0	3,878.4	3,181.0
Gross profit	346.9	318.8	975.3	796.9
Selling, general and administrative expenses	141.6	142.6	440.6	423.7
Restructuring charges	3.1	3.7	10.3	18.8
Timberland gains	—	—	—	(95.7)
Integration related costs	2.2	2.4	5.8	6.2
Non-cash asset impairment charges	0.7	—	63.1	1.5
Gain on disposal of properties, plants and equipment, net	(6.4)	(3.0)	(8.1)	(1.3)
Gain on disposal of businesses, net	—	—	(4.2)	—
Operating profit	205.7	173.1	467.8	443.7
Interest expense, net	14.0	23.9	44.3	75.8
Debt extinguishment charges	—	—	25.4	—
Non-cash pension settlement charges	—	0.4	—	9.0
Other expense (income), net	7.3	(0.6)	4.9	2.2
Income before income tax expense and equity earnings of unconsolidated affiliates, net	184.4	149.4	393.2	356.7
Income tax expense	39.9	33.1	105.4	56.5
Equity earnings of unconsolidated affiliates, net of tax	(1.6)	(2.1)	(3.6)	(3.1)
Net income	146.1	118.4	291.4	303.3
Net income attributable to noncontrolling interests	(4.3)	(5.4)	(14.2)	(17.1)
Net income attributable to Greif, Inc.	$141.8	$113.0	$277.2	$286.2
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$2.38	$1.90	$4.66	$4.81
Class B common stock	$3.58	$2.85	$6.98	$7.21
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$2.36	$1.89	$4.63	$4.80
Class B common stock	$3.58	$2.85	$6.98	$7.21
Weighted-average number of Class A common shares outstanding:
Basic	26.2	26.6	26.5	26.5
Diluted	26.6	26.7	26.7	26.6
Weighted-average number of Class B common shares outstanding:
Basic	22.0	22.0	22.0	22.0
Diluted	22.0	22.0	22.0	22.0
Cash dividends declared per common share:
Class A common stock	$0.46	$0.44	$1.38	$1.32
Class B common stock	$0.69	$0.66	$2.06	$1.97
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2022	2021	2022	2021
Net income	$146.1	$118.4	$291.4	$303.3
Other comprehensive income (loss), net of tax:
Foreign currency translation*	(30.8)	(15.5)	1.8	18.7
Derivative financial instruments	1.2	(0.6)	37.1	10.8
Minimum pension liabilities	2.7	2.2	9.2	49.3
Other comprehensive income (loss), net of tax	(26.9)	(13.9)	48.1	78.8
Comprehensive income	119.2	104.5	339.5	382.1
Comprehensive income attributable to noncontrolling interests	3.1	5.6	7.4	17.9
Comprehensive income attributable to Greif, Inc.	$116.1	$98.9	$332.1	$364.2
*Nine months ended July 31, 2022 balance includes $113.1 million release of foreign currency translation from business divestment.
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	July 31, 2022	October 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$127.5	$124.6
Trade accounts receivable, net of allowance	868.7	889.5
Inventories:
Raw materials	381.8	390.7
Work-in-process	—	1.5
Finished goods	96.7	107.0
Assets held for sale	0.3	6.9
Prepaid expenses	55.4	54.0
Other current assets	117.3	89.9
	1,647.7	1,664.1
Long-term assets
Goodwill	1,472.9	1,515.4
Other intangible assets, net of amortization	596.7	648.4
Deferred tax assets	14.2	16.3
Pension asset	68.5	39.9
Operating lease assets	253.2	289.4
Other long-term assets	145.8	121.1
	2,551.3	2,630.5
Properties, plants and equipment
Timber properties, net of depletion	226.9	224.6
Land	155.8	161.9
Buildings	520.3	543.8
Machinery and equipment	1,969.4	2,042.3
Capital projects in progress	140.9	137.2
	3,013.3	3,109.8
Accumulated depreciation	(1,586.2)	(1,588.6)
	1,427.1	1,521.2
Total assets	$5,626.1	$5,815.8
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	July 31, 2022	October 31, 2021
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$642.1	$704.5
Accrued payroll and employee benefits	144.0	160.3
Restructuring reserves	12.7	20.3
Current portion of long-term debt	50.9	120.3
Short-term borrowings	21.7	50.5
Liabilities held for sale	—	0.9
Current portion of operating lease liabilities	49.4	54.0
Other current liabilities	195.2	203.3
	1,116.0	1,314.1
Long-term liabilities
Long-term debt	1,986.1	2,054.8
Operating lease liabilities	206.7	239.5
Deferred tax liabilities	325.0	318.0
Pension liabilities	69.6	78.3
Postretirement benefit obligations	10.6	11.0
Contingent liabilities and environmental reserves	20.3	19.5
Long-term income tax payable	27.8	27.8
Other long-term liabilities	110.4	153.1
	2,756.5	2,902.0
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests	17.0	24.1
Equity
Common stock, without par value	172.4	179.3
Treasury stock, at cost	(194.0)	(134.1)
Retained earnings	2,024.3	1,825.6
Accumulated other comprehensive loss, net of tax:
Foreign currency translation	(286.8)	(295.4)
Derivative financial instruments	33.5	(3.6)
Minimum pension liabilities	(48.3)	(57.5)
Total Greif, Inc. shareholders' equity	1,701.1	1,514.3
Noncontrolling interests	35.5	61.3
Total shareholders' equity	1,736.6	1,575.6
Total liabilities and shareholders' equity	$5,626.1	$5,815.8
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended July 31,
(in millions)	2022	2021
Cash flows from operating activities:
Net income	291.4	$303.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	165.4	176.2
Non-cash asset impairment charges	63.1	1.5
Non-cash pension settlement charges	—	9.0
Gain on disposals of properties, plants and equipment, net	(8.1)	(1.3)
Gain on disposals of businesses, net	(4.2)	—
Timberland gains	—	(95.7)
Unrealized foreign exchange (gain) loss	(4.2)	0.8
Deferred income tax benefit	(5.1)	(41.6)
Debt extinguishment charges	22.6	—
Non-cash lease expense	26.8	36.5
Other, net	1.0	0.3
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(82.7)	(185.4)
Inventories	(63.3)	(157.5)
Accounts payable	46.6	204.1
Restructuring reserves	(6.3)	(1.2)
Operating leases	(27.6)	(40.1)
Pension and post-retirement benefit liabilities	(29.2)	(11.7)
Other, net	(15.3)	61.5
Net cash provided by operating activities	370.9	258.7
Cash flows from investing activities:
Purchases of properties, plants and equipment	(112.2)	(94.2)
Purchases of and investments in timber properties	(4.6)	(7.4)
Proceeds from the sale of timberlands	—	145.1
Collections of receivables held in special purpose entities	—	50.9
Payments for issuance of loans receivable	—	(15.0)
Proceeds from the sale of properties, plants, equipment and other assets	17.0	10.7
Proceeds from the sale of businesses	139.2	—
Other, net	(4.7)	(3.9)
Net cash provided by investing activities	34.7	86.2
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,492.2	1,160.5
Payments on long-term debt	(3,645.2)	(1,490.0)
Proceeds (payments) on short-term borrowings, net	(21.2)	28.4
Proceeds from trade accounts receivable credit facility	301.9	99.0
Payments on trade accounts receivable credit facility	(277.1)	(23.1)
Payments for liabilities held in special purpose entities	—	(43.3)
Dividends paid to Greif, Inc. shareholders	(82.0)	(78.4)
Dividends paid to noncontrolling interests	(10.6)	(7.2)
Payments for debt extinguishment and issuance costs	(20.8)	—
Payments for share repurchases	(60.0)	—
Forward contract for accelerated share repurchases	(15.0)	—
Purchases of redeemable noncontrolling interest	(6.0)	—
Net cash used in financing activities	(343.8)	(354.1)
Effects of exchange rates on cash	(58.9)	3.1
Net increase (decrease) in cash and cash equivalents	2.9	(6.1)
Cash and cash equivalents at beginning of period	124.6	105.9
Cash and cash equivalents at end of period	$127.5	$99.8
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended July 31, 2022
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of April 30, 2022	48,636	$186.0	28,206	$(134.0)	$1,910.3	$(275.9)	$1,686.4	$32.0	$1,718.4
Net income					141.8		141.8	4.3	146.1
Other comprehensive income (loss):
Foreign currency translation						(29.6)	(29.6)	(1.2)	(30.8)
Derivative financial instruments, net of $0.4 million of income tax benefit						1.2	1.2		1.2
Minimum pension liability adjustment, net of $0.8 million income tax benefit						2.7	2.7		2.7
Comprehensive income			.				116.1		119.2
Current period mark to redemption value of redeemable noncontrolling interest					(0.3)		(0.3)		(0.3)
Net income allocated to redeemable noncontrolling interests							—	(0.2)	(0.2)
Dividends paid to Greif, Inc. shareholders ($0.46 and $0.69 per Class A share and Class B share, respectively)					(27.4)		(27.4)		(27.4)
Dividends paid to noncontrolling interests and other							—	0.6	0.6
Dividends earned on RSU shares					(0.1)		(0.1)		(0.1)
Share repurchases	(1,022)	(15.0)	1,022	(60.0)			(75.0)		(75.0)
Share based compensation	—	1.4	—	—			1.4		1.4
As of July 31, 2022	47,614	$172.4	29,228	$(194.0)	$2,024.3	$(301.6)	$1,701.1	$35.5	$1,736.6

	Nine Months Ended July 31, 2022
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2021	48,559	$179.3	28,283	$(134.1)	$1,825.6	$(356.5)	$1,514.3	$61.3	$1,575.6
Net income					277.2		277.2	14.2	291.4
Other comprehensive income (loss):
Foreign currency translation, net of $113.1 million business divestment release						8.6	8.6	(6.8)	1.8
Derivative financial instruments, net of $12.4 million of income tax benefit						37.1	37.1		37.1
Minimum pension liability adjustment, net of $2.3 million income tax benefit						9.2	9.2		9.2
Comprehensive income			.				332.1		339.5
Divestment of noncontrolling interest							—	(24.4)	(24.4)
Current period mark to redemption value of redeemable noncontrolling interest and other					4.6		4.6		4.6
Net income allocated to redeemable noncontrolling interests							—	(0.1)	(0.1)
Dividends paid to Greif, Inc. shareholders ($1.38 and $2.06 per Class A share and Class B share, respectively)					(82.0)		(82.0)		(82.0)
Dividends paid to noncontrolling interests and other							—	(8.7)	(8.7)
Dividends earned on RSU shares					(1.1)		(1.1)		(1.1)
Share repurchases	(1,022)	(15.0)	1,022	(60.0)			(75.0)		(75.0)
Long-term incentive shares issued	52	3.0	(52)	0.1			3.1		3.1
Share based compensation	—	3.8	—	—			3.8		3.8
Restricted stock, executive	3	0.1	(3)	—			0.1		0.1
Restricted stock, directors	22	1.2	(22)	—			1.2		1.2
As of July 31, 2022	47,614	$172.4	29,228	$(194.0)	$2,024.3	$(301.6)	$1,701.1	$35.5	$1,736.6

	Three Months Ended July 31, 2021
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of April 30, 2021	48,559	$177.6	28,283	$(134.1)	$1,666.1	$(335.4)	$1,374.2	$55.5	$1,429.7
Net income					113.0		113.0	5.4	118.4
Other comprehensive income (loss):
Foreign currency translation						(15.7)	(15.7)	0.2	(15.5)
Derivative financial instruments, net of $0.2 million income tax benefit						(0.6)	(0.6)		(0.6)
Minimum pension liability adjustment, net of $0.8 million income tax expense						2.2	2.2		2.2
Comprehensive income							98.9		104.5
Current period mark to redemption value of redeemable noncontrolling interest					1.0		1.0		1.0
Net income allocated to redeemable noncontrolling interests							—	(0.6)	(0.6)
Dividends paid to Greif, Inc. shareholders ($0.44 and $0.66 per Class A share and Class B share, respectively)					(26.2)		(26.2)		(26.2)
Dividends paid to noncontrolling interests and other							—	(1.9)	(1.9)
Share based compensation	—	1.0	—	—			1.0		1.0
As of July 31, 2021	48,559	$178.6	28,283	$(134.1)	$1,753.9	$(349.5)	$1,448.9	$58.6	$1,507.5

	Nine Months Ended July 31, 2021
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2020	48,450	$170.2	28,392	$(134.4)	$1,543.9	$(427.5)	$1,152.2	$48.5	$1,200.7
Net income					286.2		286.2	17.1	303.3
Other comprehensive income:
Foreign currency translation						17.9	17.9	0.8	18.7
Derivative financial instruments, net of $3.6 million income tax expense						10.8	10.8		10.8
Minimum pension liability adjustment, net of $17.0 million income tax expense						49.3	49.3		49.3
Comprehensive income			.				364.2		382.1
Current period mark to redemption value of redeemable noncontrolling interest and other					2.2		2.2		2.2
Net income allocated to redeemable noncontrolling interests							—	(1.4)	(1.4)
Dividends paid to Greif, Inc. shareholders ($1.32 and $1.97 per Class A share and Class B share, respectively)					(78.4)		(78.4)		(78.4)
Dividends paid to noncontrolling interests and other							—	(6.4)	(6.4)
Long-term incentive shares issued	80	3.9	(80)	0.2			4.1		4.1
Share based compensation	—	3.2	—	—			3.2		3.2
Restricted stock, executive	3	0.1	(3)	—			0.1		0.1
Restricted stock, directors	26	1.2	(26)	0.1			1.3		1.3
As of July 31, 2021	48,559	$178.6	28,283	$(134.1)	$1,753.9	$(349.5)	$1,448.9	$58.6	$1,507.5

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
The information filed herein reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated balance sheets as of July 31, 2022 and October 31, 2021, the interim condensed consolidated statements of income, comprehensive income and changes in shareholders' equity for the three and nine months ended July 31, 2022 and 2021 and the interim condensed consolidated statements of cash flows for the nine months ended July 31, 2022 and 2021 of the Company. The interim condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling interest and are accounted for using either the equity or cost method, as appropriate.
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
NOTE 2 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the nine months ended July 31, 2022:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2021	$18.6	$1.7	$20.3
Costs incurred and charged to expense	5.2	5.1	10.3
Costs paid or otherwise settled	(12.2)	(5.7)	(17.9)
Balance at July 31, 2022	$11.6	$1.1	$12.7
The focus for restructuring activities in 2022 is to optimize operations and close under-performing assets.

During the three months ended July 31, 2022, the Company recorded restructuring charges of $3.1 million, as compared to $3.7 million of restructuring charges recorded during the three months ended July 31, 2021. The restructuring activity for the three months ended July 31, 2022 consisted of $1.3 million in employee separation costs and $1.8 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities.
During the nine months ended July 31, 2022, the Company recorded restructuring charges of $10.3 million, as compared to $18.8 million of restructuring charges recorded during the nine months ended July 31, 2021. The restructuring activity for the nine months ended July 31, 2022 consisted of $5.2 million in employee separation costs and $5.1 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities.
The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-Q. Remaining amounts expected to be incurred were $10.5 million as of July 31, 2022:

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the Nine Months Ended July 31, 2022	Amounts Remaining to be Incurred
Global Industrial Packaging
Employee separation costs	$9.5	$3.7	$5.8
Other restructuring costs	4.6	2.6	2.0
	14.1	6.3	7.8
Paper Packaging & Services
Employee separation costs	2.5	1.5	1.0
Other restructuring costs	4.2	2.5	1.7
	6.7	4.0	2.7
	$20.8	$10.3	$10.5
NOTE 3 — LONG-TERM DEBT
Long-term debt is summarized as follows:

(in millions)	July 31, 2022	October 31, 2021
2022 Credit Agreement - Term Loans	$1,565.0	$—
2019 Credit Agreement - Term Loans	—	1,247.3
Senior Notes due 2027	—	495.9
Accounts receivable credit facilities	402.0	391.1
2022 Credit Agreement - Revolving Credit Facility	78.4	—
2019 Credit Agreement - Revolving Credit Facility	—	50.5
Other debt	0.4	0.6
	2,045.8	2,185.4
Less: current portion	50.9	120.3
Less: deferred financing costs	8.8	10.3
Long-term debt, net	$1,986.1	$2,054.8
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
The Company used the borrowings under the 2022 Credit Agreement on March 1, 2022, to redeem the $500.0 million of 6.5% Senior Notes due March 1, 2027 (the "Senior Notes due 2027"), and to repay and refinance all of the outstanding borrowings under the 2019 Credit Agreement, and will use the borrowings thereunder to fund ongoing working capital and capital expenditure needs and for general corporate purposes, including acquisitions, and to pay related fees and expenses. Interest is based on Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment, Euro Interbank Offer Rate ("EURIBOR") or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on our leverage ratio. Subject to the terms of the 2022 Credit Agreement, the Company has an option to borrow additional funds under the 2022 Credit Agreement with the agreement of the lenders.
As of July 31, 2022, $1,643.4 million was outstanding under the 2022 Credit Agreement. The current portion was $50.9 million, and the long-term portion was $1,592.5 million. The weighted average interest rate for borrowings under the 2022 Credit Agreement was 1.85% for the nine months ended July 31, 2022. The actual interest rate for borrowings under the 2022 Credit Agreement was 3.12% as of July 31, 2022. The deferred financing costs associated with the term loan portion of the 2022 Credit Agreement totaled $8.8 million as of July 31, 2022 and are recorded as a reduction of long-term debt on the interim condensed consolidated balance sheets. The deferred financing costs associated with the revolving portion of the 2022 Credit Agreement totaled $4.8 million as of July 31, 2022 and are recorded within other long-term assets on the interim condensed consolidated balance sheets.
As a result of the refinancing, $0.7 million of unamortized deferred financing costs related to the 2019 Credit Agreement, and $2.8 million of newly incurred financing costs related to the 2022 Credit Agreement, were expensed as debt extinguishment charges in the interim condensed consolidated statements of income.
Senior Notes due 2027
On March 1, 2022, the Company redeemed all of its outstanding Senior Notes due 2027, which were issued by the Company on February 11, 2019, for $500.0 million. The total redemption price for the Senior Notes due 2027 was $516.3 million, which was equal to the aggregate principal payment outstanding of $500.0 million plus a call premium of $16.3 million. The premium was recognized as a debt extinguishment charges on the interim condensed consolidated statements of income. The payment of the redemption price was funded by borrowings under the 2022 Credit Agreement.
As a result of redeeming the Senior Notes due 2027, $1.8 million of unamortized deferred financing costs and $3.8 million of unamortized discount were expensed as debt extinguishment charges on the interim condensed consolidated statements of income.
United States Trade Accounts Receivable Credit Facility
On May 17, 2022, Greif Receivables Funding LLC (“Greif Funding”), Greif Packaging LLC (“Greif Packaging”), and certain other U.S. subsidiaries of the Company, amended and restated its U.S. receivables financing facility (the “U.S. Receivables Facility”). The amended and restated U.S. Receivables Facility has a maturity date of May 17, 2023 and provides an accounts receivable financing facility of $300.0 million. As of July 31, 2022, there was $300.0 million outstanding under the U.S. Receivables Facility that is reported as long-term debt on the interim condensed consolidated balance sheets because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing by exercising the renewal option in the applicable agreement or entering into new financing arrangements.
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
International Trade Accounts Receivable Credit Facility
On April 20, 2022, Cooperage Receivables Finance B.V. and Greif Services Belgium BV, an indirect wholly owned subsidiary of Greif, Inc., amended and restated the Nieuw Amsterdam Receivables Financing Agreement (the "European RFA") with affiliates of a major international bank. The amended and restated European RFA matures April 24, 2023. The European RFA provides an accounts receivable financing facility of up to €100.0 million ($102.0 million as of July 31, 2022) secured by certain European accounts receivable. The $102.0 million outstanding on the European RFA as of July 31, 2022 is reported as long-term debt on the interim condensed consolidated balance sheets because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing by exercising the renewal option in the applicable agreement or entering into new financing arrangements.
NOTE 4 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of July 31, 2022 and October 31, 2021:

	July 31, 2022
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$25.3	$—	$25.3	$—	$(3.4)	$—	$(3.4)
Foreign exchange hedges	—	1.6	—	1.6	—	(2.2)	—	(2.2)
Insurance annuity	—	—	18.4	18.4	—	—	—	—
Cross currency swap	—	41.5	—	41.5	—	—	—	—

	October 31, 2021
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$7.6	$—	$7.6	$—	$(16.8)	$—	$(16.8)
Foreign exchange hedges	—	0.1	—	0.1	—	(0.1)	—	(0.1)
Insurance annuity	—	—	20.9	20.9	—	—	—	—
Cross currency swap	—	10.2	—	10.2	—	(1.2)	—	(1.2)
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of July 31, 2022 and October 31, 2021 approximate their fair values because of the short-term nature of these items and are not included in this table.
Interest Rate Derivatives
The Company has various borrowing facilities which charge interest based on the one-month U.S. dollar London Inter-Bank Offered Rate ("LIBOR") and SOFR rate plus a spread.
In 2022, the Company entered into three interest rate swaps with a total notional amount of $150.0 million that amortize to $30.0 million over a five-year term, maturing on March 1, 2027. The outstanding notional amount as of July 31, 2022 is $150.0 million. The Company receives variable rate interest payments based upon one-month U.S. dollar SOFR, and in return the Company is obligated to pay interest at a weighted-average interest rate of 2.21% plus a spread. This effectively converted the borrowing rate on an amount of debt equal to the outstanding notional amount of the interest rate swaps from a variable rate to a fixed rate. In 2022, the Company also entered into six forward starting interest rate swaps with a total notional amount of $300.0 million effective October 11, 2022, maturing on March 1, 2027. The Company will receive variable rate interest payments based upon one-month U.S. dollar SOFR, and in return the Company will be obligated to pay interest at a weighted-average interest rate of 2.63% plus a spread. This effectively will convert the borrowing rate on an amount of debt equal to the outstanding notional amount of the interest rate swaps from a variable rate to a fixed rate.
In 2020, the Company entered into four interest rate swaps with a total notional amount of $200.0 million, maturing on July 15, 2029. The Company receives variable rate interest payments based upon one-month U.S. dollar LIBOR, and in return the Company is obligated to pay interest at a weighted-average interest rate of 0.90% plus a spread. This effectively converted the borrowing rate on an amount of debt equal to the outstanding notional amount of the interest rate swaps from a variable rate to a fixed rate.
In 2019, the Company entered into six interest rate swaps with a total notional amount of $1,300.0 million that amortize to $200.0 million over a five-year term, maturing on March 11, 2024. The outstanding notional amount as of July 31, 2022 is $500.0 million. The Company receives variable rate interest payments based upon one-month U.S. dollar LIBOR, and in return the Company is obligated to pay interest at a weighted-average interest rate of 2.49% plus a spread. This effectively converted the borrowing rate on an amount of debt equal to the outstanding notional amount of the interest rate swaps from a variable rate to a fixed rate.
In 2017, the Company entered into three interest rate swaps with a notional amount of $300.0 million that matured on February 1, 2022. The Company received variable rate interest payments based upon one-month U.S. dollar LIBOR, and in return the Company was obligated to pay interest at a fixed rate of 1.19% plus a spread. This effectively converted the borrowing rate on an amount of debt equal to the outstanding notional amount of the interest rate swaps from a variable rate to a fixed rate.
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
Losses reclassified to earnings under these contracts were $2.0 million and $4.6 million for the three months ended July 31, 2022, and 2021, respectively. Losses reclassified to earnings under these contracts were $9.6 million and $13.3 million for the nine months ended July 31, 2022, and 2021, respectively. A derivative gain of $9.9 million, based upon interest rates at July 31, 2022, is expected to be reclassified from accumulated other comprehensive income (loss) to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of July 31, 2022, and October 31, 2021, the Company had outstanding foreign currency forward contracts in the notional amount of $117.9 million and $81.8 million, respectively.
Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which are based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
For the three months ended July 31, 2022, and 2021, the Company recorded a realized loss of $1.9 million and $0.3 million under fair value contracts in other expense, net. For the nine months ended July 31, 2022, and 2021, the Company recorded realized gains (losses) of $(4.0) million and $1.1 million under fair value contracts in other expense, net.
For the three months ended July 31, 2022, and 2021, the Company recorded an unrealized net gain (loss) of $(2.2) million and $1.0 million in other expense, net. For the nine months ended July 31, 2022, and 2021, the Company recorded an unrealized loss of $0.6 million and $0.2 million in other expense, net.
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
In March 2018, the Company entered into two cross currency interest rate swap agreements that synthetically swap $100.0 million of fixed rate debt to Euro denominated fixed rate debt at a rate of 2.35%. These agreements are designated as a net investment hedge for accounting purposes and will mature on March 6, 2023.

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
For the three months ended July 31, 2022 and 2021, gains recorded in interest expense, net under the cross currency swap agreements were $1.5 million and $0.6 million, respectively. For the nine months ended July 31, 2022 and 2021, gains recorded in interest expense, net under the cross currency swap agreements were $4.3 million and $1.8 million, respectively.
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
Non-Recurring Fair Value Measurements
The Company recognized asset impairment charges of $63.1 million and $1.5 million during the nine months ended July 31, 2022 and 2021, respectively.
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the nine months ended July 31, 2022 and 2021:

	Quantitative Information about Level 3 Fair Value Measurements
(in millions)	Impairment Amount	Valuation Technique	Unobservable Input	Range of Input Values
July 31, 2022
Net Assets Held for Sale	$62.4	Indicative Bids	Indicative Bids	N/A
Long Lived Assets	$0.7	Discounted Cash Flows; Indicative Bids	Discounted Cash Flows; Indicative Bids	N/A
Total	$63.1

July 31, 2021
Long Lived Assets	$1.5	Discounted Cash Flows; Indicative Bids	Discounted Cash Flows; Indicative Bids	N/A
Total	$1.5
Assets and Liabilities Held for Sale
On December 31, 2021, the Company entered into a definitive agreement to divest its approximately 50% equity interest in the Flexible Products & Services business (the "FPS Divestiture"). This agreement triggered the reclassification of the Flexible Products & Services business to assets and liabilities held for sale, which further resulted in recognized impairment charges of $62.4 million in the first quarter of 2022. See Note 13 to the interim condensed consolidated financial statements for additional disclosures of the FPS Divestiture. During the nine months ended July 31, 2021, the Company recorded no impairment charges related to assets and liabilities held for sale.
The assumptions used in measuring fair value of assets and liabilities held for sale are considered level 3 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers.

Long-Lived Assets
As necessary, based on triggering events, the Company measures long-lived assets at fair value on a non-recurring basis. The Company recorded $0.7 million impairment charges related to both properties, plants and equipment, net and intangible assets during the nine months ended July 31, 2022 and $1.5 million impairment charges related to both properties, plants and equipment, net and intangible assets during the nine months ended July 31, 2021, respectively.
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
Under the 2020 LTIP, the Company may grant PSUs for a three-year performance period based upon service, performance criteria and market conditions. The performance criteria are based on targeted levels of (a) earnings before interest, taxes, depreciation, depletion and amortization and (b) total shareholder return, as determined by the Compensation Committee. The PSUs are a liability-classified plan wherein the fair value of the PSUs awarded is determined at each reporting period using a Monte Carlo simulation. A Monte Carlo simulation uses assumptions including the risk-free interest rate, expected volatility of the Company’s stock price, and expected life of the awards to determine a fair value of the market condition throughout the vesting period.
The Company granted 162,392 PSUs on December 16, 2021, for the performance period commencing on November 1, 2021 and ending October 31, 2024. If earned, the PSUs are to be awarded in shares of Class A Common Stock. The weighted average fair value of the PSUs granted on that date was $60.08. The weighted average fair value of the PSUs at July 31, 2022 was $114.14.
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
For the nine months ended July 31, 2022 and July 31, 2021, income tax expense was $105.4 million and $56.5 million, respectively. The $48.9 million increase in income tax expense for the nine months ended July 31, 2022 was primarily the result of an increase in pre-tax book earnings, changes in the expected mix of earnings among tax jurisdictions, including jurisdictions for which valuation allowances have been recorded, and the timing of recognition of the related tax expense under ASC 740-270. Net favorable discrete items for 2022 of $6.4 million are the result of releases of uncertain tax position reserves due to lapses of the statute of limitations and provision to return adjustments offset by the impact of statutory rate changes on deferred taxes and certain tax basis adjustments in tangible property and state basis differences. Additionally, a net $58.6 million book expense was recorded in 2022 related to the FPS Divestiture and disposition of other businesses on which there is expected to be no tax benefit.

NOTE 7 — POST RETIREMENT BENEFIT PLANS
The components of net periodic pension cost include the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2022	2021	2022	2021
Service cost	$2.9	$3.0	$8.9	$9.2
Interest cost	5.0	4.8	15.2	13.9
Expected return on plan assets	(8.2)	(7.8)	(24.7)	(23.8)
Amortization of prior service cost	(0.1)	—	(0.3)	(0.1)
Recognized net actuarial loss	1.9	2.5	5.9	10.0
Net periodic pension cost	$1.5	$2.5	$5.0	$9.2
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
During the nine months ended July 31, 2021, an annuity contract for approximately $100.0 million was purchased with United States defined benefit plan assets and the pension obligation for certain retirees in the United States under that plan was irrevocably transferred from that plan to the annuity contract. Additionally, lump sum payments totaling $2.7 million and $10.2 million for the three and nine months ended July 31, 2021 were made from the defined benefit plan assets to certain participants who agreed to such payments, representing the current fair value of the participant’s respective pension benefit. The settlement items described above resulted in a decrease in the fair value of both the plan assets and the projected benefit obligation of $110.2 million. The settlement also resulted in a non-cash pension settlement charge of $0.1 million and $8.7 million of unrecognized net actuarial loss included in accumulated other comprehensive loss for the three and nine months ended July 31, 2021.
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
Environmental Reserves
As of July 31, 2022, and October 31, 2021, the Company's environmental reserves were $20.3 million and $19.5 million, respectively. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability.
As of July 31, 2022 and October 31, 2021, the Company has accrued $11.0 million for the Diamond Alkali Superfund Site in New Jersey.

Aside from the Diamond Alkali Superfund Site, other environmental reserves of the Company as of July 31, 2022 and October 31, 2021 included $9.3 million and $8.5 million, respectively, for its various facilities around the world. It is possible that there could be resolution of uncertainties in the future that would require the Company to record charges that could be material to future earnings.
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
The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding
         *Diluted Class B EPS calculation is identical to Basic Class B calculation
The following table provides EPS information for each period, respectively:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2022	2021	2022	2021
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$141.8	$113.0	$277.2	$286.2
Cash dividends	(27.4)	(26.2)	(82.0)	(78.4)
Undistributed earnings attributable to Greif, Inc.	$114.4	$86.8	$195.2	$207.8
The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.

Common Stock Repurchases
In June 2022, the Stock Repurchase Committee of the Company’s Board of Directors authorized a program to repurchase up to $150.0 million of shares of the Company’s Class A or Class B Common Stock or any combination thereof. On June 23, 2022, the Company entered into a $75.0 million accelerated share repurchase agreement ("ASR") with Bank of America, N.A. to repurchase shares of the Company's Class A Common Stock. In addition, the Company plans to repurchase an aggregate of $75.0 million of shares of its Class A or Class B Common Stock, or any combination thereof, in open market purchases ("OSR").
Under the ASR, the Company made a payment of $75.0 million and received an initial delivery of approximately 80% of the expected share repurchases, or 1,021,451 shares of Class A Common Stock, on June 24, 2022 with any remaining shares expected to be delivered by the end of the Company's first quarter 2023. The ASR has been accounted for as a purchase of shares of Class A Common Stock and a forward purchase contract. The final number of shares of Class A Common Stock to be repurchased will be based on the volume-weighted average price of the shares of the Company's Class A Common Stock during the term of the ASR less a discount. The Company has treated the shares of Class A Common Stock delivered as treasury shares as of the date the shares were physically delivered in computing the weighted average shares outstanding of Class A Common Stock for both basic and diluted earnings per share. The forward stock purchase contract was determined to be indexed to the Company’s own stock and met all of the applicable criteria for equity classification.
Repurchases under the OSR may be made on the open market over the next 12 to 18 months in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The timing of any such repurchases will depend on market conditions and will be made at the Company's discretion. While the Company intends to repurchase up to $75.0 million of shares, it is not obligated to repurchase any dollar amount or number or class of shares and may suspend or discontinue repurchases at any time. As of July 31, 2022, there have been no shares repurchased under the OSR.
The following table summarizes the shares of the Company’s Class A and Class B Common Stock as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
July 31, 2022
Class A Common Stock	128,000,000	42,281,920	25,606,287	16,675,633
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275

October 31, 2021
Class A Common Stock	128,000,000	42,281,920	26,550,924	15,730,996
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
Class A Common Stock:
Basic shares	26,207,808	26,550,924	26,466,619	26,517,064
Assumed conversion of restricted shares	419,175	153,965	255,062	119,880
Diluted shares	26,626,983	26,704,889	26,721,681	26,636,944
Class B Common Stock:
Basic and diluted shares	22,007,725	22,007,725	22,007,725	22,007,725
NOTE 10 — LEASES
The Company leases certain buildings, warehouses, land, transportation equipment, operating equipment, and office equipment with remaining lease terms from less than 1 year up to 20 years. The Company reviews all options to extend, terminate, or purchase a right of use asset at the time of lease inception and accounts for options deemed reasonably certain.
The Company combines lease and non-lease components for all leases, except real estate, for which these components are presented separately. Leases with an initial term of twelve months or less are not capitalized and are recognized on a straight-

line basis over the lease term. The implicit rate is not readily determinable for substantially all of the Company's leases, and therefore the initial present value of lease payments is calculated utilizing an estimated incremental borrowing rate determined at the portfolio level based on market and Company specific information.
Certain of the Company’s leases include variable costs. As the right of use asset recorded on the balance sheet was determined based upon factors considered at the commencement date, changes in these variable expenses are not capitalized and are expensed as incurred throughout the lease term.
As of July 31, 2022, the Company does not have material exposure to finance leases and has not entered into any significant leases which have not yet commenced.
The following table presents the lease expense components for the three and nine months ended July 31, 2022 and 2021:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2022	2021	2022	2021
Operating lease cost	$14.7	$16.8	$48.4	$51.3
Other lease cost*	6.4	7.1	18.4	19.8
Total lease cost	$21.1	$23.9	$66.8	$71.1
*includes variable, short-term, and finance lease costs
Future maturity for the Company's lease liabilities, during the next five years, and in the aggregate for the years thereafter, are as follows:

(in millions)	July 31, 2022
2022	$60.9
2023	54.9
2024	45.5
2025	39.8
2026	32.0
Thereafter	106.2
Total lease payments	$339.3
Less: interest	(83.2)
Lease liabilities	$256.1
The following table presents the weighted-average lease term and discount rate as of July 31, 2022 and 2021:

	July 31, 2022	July 31, 2021
Weighted-average remaining lease term (years) for operating lease liabilities	10.0	10.6
Weighted-average discount rate for operating lease liabilities	3.63%	3.67%
The following table presents other required lease related information for the three and nine months ended July 31, 2022 and 2021:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2022	2021	2022	2021
Operating cash flows used for operating liabilities	$15.3	$17.2	$49.4	$51.8
Leased assets obtained in exchange for new operating lease liabilities	3.9	1.7	15.9	15.3

NOTE 11 — COMPREHENSIVE INCOME (LOSS)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the nine months ended July 31, 2022:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2021	$(295.4)	$(3.6)	$(57.5)	$(356.5)
Other comprehensive income (loss)	(104.5)	37.1	9.2	(58.2)
Foreign currency translation released from business divestment	113.1	—	—	113.1
Balance as of July 31, 2022	$(286.8)	$33.5	$(48.3)	$(301.6)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the nine months ended July 31, 2021:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2020	$(294.9)	$(24.7)	$(107.9)	$(427.5)
Other comprehensive income	17.9	10.8	49.3	78.0
Balance as of July 31, 2021	$(277.0)	$(13.9)	$(58.6)	$(349.5)
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
The following tables present net sales disaggregated by geographic area for each reportable segment for the three and nine months ended July 31, 2022:

	Three Months Ended July 31, 2022
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$316.2	$424.5	$166.0	$906.7
Paper Packaging & Services	698.2	—	12.0	710.2
Land Management	5.2	—	—	5.2
Total net sales	$1,019.6	$424.5	$178.0	$1,622.1

	Nine Months Ended July 31, 2022
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$980.2	$1,340.9	$506.4	$2,827.5
Paper Packaging & Services	1,977.5	—	32.0	2,009.5
Land Management	16.7	—	—	16.7
Total net sales	$2,974.4	$1,340.9	$538.4	$4,853.7

The following tables present net sales disaggregated by geographic area for each reportable segment for the three and nine months ended July 31, 2021:

	Three Months Ended July 31, 2021
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$278.0	$463.0	$166.8	$907.8
Paper Packaging & Services	568.5	—	10.3	578.8
Land Management	4.2	—	—	4.2
Total net sales	$850.7	$463.0	$177.1	$1,490.8

	Nine Months Ended July 31, 2021
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$731.2	$1,204.0	$429.9	$2,365.1
Paper Packaging & Services	1,570.4	—	26.3	1,596.7
Land Management	16.1	—	—	16.1
Total net sales	$2,317.7	$1,204.0	$456.2	$3,977.9
The following segment information is presented for the periods indicated:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2022	2021	2022	2021
Operating profit:
Global Industrial Packaging	$107.2	$122.0	$246.2	$252.4
Paper Packaging & Services	96.7	47.5	215.1	89.1
Land Management	1.8	3.6	6.5	102.2
Total operating profit	$205.7	$173.1	$467.8	$443.7

Depreciation, depletion and amortization expense:
Global Industrial Packaging	$17.1	$20.6	$56.5	$62.8
Paper Packaging & Services	33.6	36.7	106.7	110.8
Land Management	0.7	0.8	2.2	2.6
Total depreciation, depletion and amortization expense	$51.4	$58.1	$165.4	$176.2

The following table presents total assets by segment and total properties, plants and equipment, net by geographic area:

(in millions)	July 31, 2022	October 31, 2021
Assets:
Global Industrial Packaging	$2,498.6	$2,735.1
Paper Packaging & Services	2,518.8	2,506.5
Land Management	250.1	249.2
Total segments	5,267.5	5,490.8
Corporate and other	358.6	325.0
Total assets	$5,626.1	$5,815.8

Long lived assets, net:
United States	$1,277.3	$1,321.8
Europe, Middle East and Africa	306.8	374.5
Asia Pacific and other Americas	96.2	114.3
Total long-lived assets, net	$1,680.3	$1,810.6
NOTE 13 — DIVESTITURES
During the second quarter of 2022, the Company completed the FPS Divestiture for $123.0 million, before preliminary adjustments at closing of $38.8 million and subject to final adjustments. The Company received net cash proceeds of $131.6 million, inclusive of $24.4 million of cash and cash equivalents deconsolidated as a result of the divestiture.
The gain on sale of businesses, net for the nine months ended July 31, 2022, was $4.2 million in the Global Industrial Packaging segment, consisting of $4.8 million gain on the sale of an equity method investment with an offsetting loss of $0.6 million due to the FPS divestiture. There was no gain on sale of business for the three months ended July 31, 2022 as no businesses were sold during that time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this "Form 10-Q") to the years, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year, unless otherwise stated.
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our interim condensed consolidated balance sheets as of July 31, 2022 and October 31, 2021, and for the interim condensed consolidated statements of income for the three and nine months ended July 31, 2022 and 2021. This discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021 (the “2021 Form 10-K”). Readers are encouraged to review the entire 2021 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, whether expressed in or implied by the statements. Such risks and uncertainties that might cause a difference include, but are not limited to, the following: (i) historically, our business has been sensitive to changes in general economic or business conditions, (ii) our global operations subject us to political risks, instability and currency exchange that could adversely affect our results of operations, (iii) the COVID-19 pandemic could continue to impact any combination of our business, financial condition, results of operations and cash flows, (iv) the current and future challenging global economy and disruption and volatility of the financial and credit markets may adversely affect our business, (v) the continuing consolidation of our customer base and suppliers may intensify pricing pressure, (vi) we operate in highly competitive industries, (vii) our business is sensitive to changes in industry demands and customer preferences, (viii) raw material, price fluctuations, global supply chain disruptions and inflation may adversely impact our results of operations, (ix) energy and transportation price fluctuations and shortages may adversely impact our manufacturing operations and costs, (x) the frequency and volume of our timber and timberland sales will impact our financial performance, (xi) we may not successfully implement our business strategies, including achieving our growth objectives, (xii) we may encounter difficulties or liabilities arising from acquisitions or divestitures, (xiii) we may incur additional restructuring costs and there is no guarantee that our efforts to reduce costs will be successful, (xiv) several operations are conducted by joint ventures that we cannot operate solely for our benefit, (xv) certain of the agreements that govern our joint ventures provide our partners with put or call options, (xvi) our ability to attract, develop and retain talented and qualified employees, managers and executives is critical to our success, (xvii) our business may be adversely impacted by work stoppages and other labor relations matters, (xviii) we may be subject to losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage and general insurance premium and deductible increases, (xix) our business depends on the uninterrupted operations of our facilities, systems and business functions, including our information technology and other business systems, (xx) a security breach of customer, employee, supplier or our information and data privacy risks and costs of compliance with new regulations may have a material adverse effect on our business, financial condition, results of operations and cash flows, (xxi) we could be subject to changes to our tax rates, the adoption of new U.S. or foreign tax legislation or exposure to additional tax liabilities, (xxii) full realization of our deferred tax assets may be affected by a number of factors, (xxiii) we have a significant amount of goodwill and long-lived assets which, if impaired in the future, would adversely impact our results of operations, (xxiv) our pension and post-retirement plans are underfunded and will require future cash contributions, and our required future cash contributions could be higher than we expect, each of which could have a material adverse effect on our financial condition and liquidity, (xxv) legislation/regulation related to environmental and health and safety matters and corporate social responsibility could negatively impact our operations and financial performance, (xxvi) product liability claims and other legal proceedings could adversely affect our operations and financial performance, (xxvii) we may incur fines or penalties, damage to our reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws, (xxviii) changing climate, global climate change regulations and greenhouse gas effects may adversely affect our operations and financial performance, and (xxix) we may be unable to achieve our greenhouse gas emission reduction targets by 2030.
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
In the Land Management segment, we are focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use ("HBU") land and development land. As of July 31, 2022, we owned approximately 175,000 acres of timber property in the southeastern United States, which includes 18,800 acres of special use land.
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
RESULTS OF OPERATIONS
The following comparative information is presented for the three and nine months ended July 31, 2022 and 2021. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.
Items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A — Risk Factors, of the 2021 Form 10-K. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.
The non-GAAP financial measures of EBITDA and Adjusted EBITDA are used throughout the following discussion of our results of operations, both for our consolidated and segment results. For our consolidated results, EBITDA is defined as net income, plus any interest expense, net, plus any debt extinguishment charges, plus any income tax expense, plus any depreciation, depletion and amortization expense, and Adjusted EBITDA is defined as EBITDA plus any restructuring charges, plus any integration related costs, plus any non-cash asset impairment charges, plus any non-cash pension settlement charges, plus any incremental COVID-19 costs, net, plus any loss (gain) on disposal of properties, plants, equipment and businesses, net, less any timberland gains, net. Since we do not calculate net income by business segment, EBITDA and Adjusted EBITDA by business segment are reconciled to operating profit by business segment. In that case, EBITDA is defined as operating profit by business segment less any non-cash pension settlement charges, less any other (income) expense, net, less any equity earnings of unconsolidated affiliates, net of tax, plus any depreciation, depletion and amortization expense for that business segment, and Adjusted EBITDA is defined as EBITDA plus any restructuring charges, plus any integration related costs, plus any non-cash asset impairment charges, plus any non-cash pension settlement charges, plus any incremental COVID-19 costs, net, plus any (gain) loss on disposal of properties, plants, equipment and businesses, net, less any timberlands gains, net, for that business segment.
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

Third Quarter Results
The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our business segments for the three months ended July 31, 2022 and 2021:

	Three Months Ended July 31,
(in millions)	2022	2021
Net sales:
Global Industrial Packaging	$906.7	$907.8
Paper Packaging & Services	710.2	578.8
Land Management	5.2	4.2
Total net sales	$1,622.1	$1,490.8
Operating profit:
Global Industrial Packaging	$107.2	$122.0
Paper Packaging & Services	96.7	47.5
Land Management	1.8	3.6
Total operating profit	$205.7	$173.1
EBITDA:
Global Industrial Packaging	$118.3	$145.0
Paper Packaging & Services	130.6	84.1
Land Management	2.5	4.4
Total EBITDA	$251.4	$233.5
Adjusted EBITDA:
Global Industrial Packaging	$117.1	$146.2
Paper Packaging & Services	131.8	89.9
Land Management	2.1	1.7
Total Adjusted EBITDA	$251.0	$237.8

The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the three months ended July 31, 2022 and 2021:

	Three Months Ended July 31,
(in millions)	2022	2021
Net income	$146.1	$118.4
Plus: interest expense, net	14.0	23.9
Plus: income tax expense	39.9	33.1
Plus: depreciation, depletion and amortization expense	51.4	58.1
EBITDA	$251.4	$233.5
Net income	$146.1	$118.4
Plus: interest expense, net	14.0	23.9
Plus: income tax expense	39.9	33.1
Plus: non-cash pension settlement charges	—	0.4
Plus: other expense (income), net	7.3	(0.6)
Plus: equity earnings of unconsolidated affiliates, net of tax	(1.6)	(2.1)
Operating profit	205.7	173.1
Less: non-cash pension settlement charges	—	0.4
Less: other expense (income), net	7.3	(0.6)
Less: equity earnings of unconsolidated affiliates, net of tax	(1.6)	(2.1)
Plus: depreciation, depletion and amortization expense	51.4	58.1
EBITDA	251.4	233.5
Plus: restructuring charges	3.1	3.7
Plus: integration related costs	2.2	2.4
Plus: non-cash asset impairment charges	0.7	—
Plus: non-cash pension settlement charges	—	0.4
Plus: incremental COVID-19 costs, net	—	0.8
Plus: gain on disposal of properties, plants, equipment, and businesses, net	(6.4)	(3.0)
Adjusted EBITDA	$251.0	$237.8

The following table sets forth EBITDA and Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the three months ended July 31, 2022 and 2021:

	Three Months Ended July 31,
(in millions)	2022	2021
Global Industrial Packaging
Operating profit	$107.2	$122.0
Less: other expense (income), net	7.6	(0.6)
Less: non-cash pension settlement charges	—	0.3
Less: equity earnings of unconsolidated affiliates, net of tax	(1.6)	(2.1)
Plus: depreciation and amortization expense	17.1	20.6
EBITDA	118.3	145.0
Plus: restructuring charges	1.5	1.6
Plus: integration related costs	0.3	—
Plus: non-cash pension settlement charges	—	0.3
Plus: incremental COVID-19 costs, net	—	0.5
Plus: gain on disposal of properties, plants, equipment, and businesses, net	(3.0)	(1.2)
Adjusted EBITDA	$117.1	$146.2
Paper Packaging & Services
Operating profit	$96.7	$47.5
Less: non-cash pension settlement charges	—	0.1
Less: other income, net	(0.3)	—
Plus: depreciation and amortization expense	33.6	36.7
EBITDA	130.6	84.1
Plus: restructuring charges	1.6	2.1
Plus: integration related costs	1.9	2.4
Plus: non-cash asset impairment charges	0.7	—
Plus: non-cash pension settlement charges	—	0.1
Plus: incremental COVID-19 costs, net	—	0.3
Plus: (gain) loss on disposal of properties, plants, equipment, and businesses, net	(3.0)	0.9
Adjusted EBITDA	$131.8	$89.9
Land Management
Operating profit	$1.8	$3.6
Plus: depreciation and depletion expense	0.7	0.8
EBITDA	2.5	4.4
Plus: gain on disposal of properties, plants, equipment, and businesses, net	(0.4)	(2.7)
Adjusted EBITDA	$2.1	$1.7
Net Sales
Net sales were $1,622.1 million for the third quarter of 2022 compared with $1,490.8 million for the third quarter of 2021. The $131.3 million increase was primarily due to higher average sale prices and higher published containerboard and boxboard prices across the Global Industrial Packaging and the Paper Packaging & Services segments, respectively, partially offset by the impact to net sales resulting from the divestiture of the Flexibles Product & Services business in the second quarter of 2022 (the "FPS Divestiture"). See the "Segment Review" below for additional information on net sales by segment for the third quarter of 2022.
Gross Profit
Gross profit was $346.9 million for the third quarter of 2022 compared with $318.8 million for the third quarter of 2021. The $28.1 million increase was primarily due to the same factors that impacted net sales, partially offset by higher raw material, transportation, labor and utility costs. See the "Segment Review" below for additional information on gross profit by segment. Gross profit margin was 21.4 percent for both the third quarter of 2022 and 2021.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $141.6 million for the third quarter of 2022 and $142.6 million for the third quarter of 2021. SG&A expenses were 8.7 percent and 9.6 percent of net sales for the third quarter of 2022 and 2021, respectively.
Financial Measures
Operating profit was $205.7 million for the third quarter of 2022 compared with $173.1 million for the third quarter of 2021. Net income was $146.1 million for the third quarter of 2022 compared with $118.4 million for the third quarter of 2021. Adjusted EBITDA was $251.0 million for the third quarter of 2022 compared with $237.8 million for the third quarter of 2021. The reasons for the changes in operating profit, net income, and Adjusted EBITDA for each segment are described below in the "Segment Review."
Trends
The overall macro-economic environment for our fourth quarter is mixed. There are economic indicators that reflect strength, while others are negative. We experienced softening customer demand in July with continuation into August. We anticipate this softening to continue through the fourth quarter. We anticipate global steel costs will continue to decline at a moderate pace. Resin and old corrugated container prices are also expected to decline, but we anticipate other direct materials, such as transportation, labor and utilities, to continue to see inflationary pressure through the year.
We will continue to actively monitor the impact and consequences of the invasion of Ukraine by Russia. As of July 31, 2022, our operations in Russia account for approximately 3% of our total sales and approximately 2% of our total assets.
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
Net sales were $906.7 million for the third quarter of 2022 compared with $907.8 million for the third quarter of 2021. The $1.1 million decrease was primarily due to the impact to net sales resulting from the FPS Divestiture, foreign currency translation and lower volumes, offset by higher average selling prices.
Gross profit was $177.7 million for the third quarter of 2022 compared with $199.4 million for the third quarter of 2021. The $21.7 million decrease in gross profit was primarily due to the same factors that impacted net sales and higher raw material costs, partially offset by lower labor costs. Gross profit margin was 19.6 percent and 22.0 percent for the three months ended July 31, 2022 and 2021, respectively.
Operating profit was $107.2 million for the third quarter of 2022 compared with operating profit of $122.0 million for the third quarter of 2021. The $14.8 million decrease was primarily due to the same factors that impacted gross profit, partially offset by lower SG&A expenses. Adjusted EBITDA was $117.1 million for the third quarter of 2022 compared with $146.2 million for the third quarter of 2021. The $29.1 million decrease in Adjusted EBITDA was primarily due to the same factors that impacted operating profit.
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
Net sales were $710.2 million for the third quarter of 2022 compared with $578.8 million for the third quarter of 2021. The $131.4 million increase was primarily due to higher published containerboard and boxboard prices, partially offset by lower volumes.
Gross profit was $167.3 million for the third quarter of 2022 compared with $118.0 million for the third quarter of 2021. The $49.3 million increase in gross profit was primarily due to the same factors that impacted net sales, partially offset by higher raw material, transportation, labor and utility costs. Gross profit margin was 23.6 percent and 20.4 percent for the third quarter of 2022 and 2021, respectively.
Operating profit was $96.7 million for the third quarter of 2022 compared with $47.5 million for the third quarter of 2021. The $49.2 million increase was primarily due to the same factors that impacted gross profit. Adjusted EBITDA was $131.8 million for the third quarter of 2022 compared with $89.9 million for the third quarter of 2021. The $41.9 million increase in Adjusted EBITDA was primarily due to the same factors that impacted operating profit, partially offset by higher SG&A expenses.
Land Management
As of July 31, 2022, our Land Management segment consisted of approximately 175,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management segment are:
•Planned level of timber sales;
•Selling prices and customer demand;
•Gains on timberland sales; and
•Gains on the disposal of development, surplus and HBU properties (“special use property”).
Net sales were $5.2 million for the third quarter of 2022 compared with $4.2 million for the third quarter of 2021.
Gross profit was $1.9 million for the third quarter of 2022 compared with $1.4 million for the third quarter of 2021.
Operating profit was $1.8 million for the third quarter of 2022 compared with $3.6 million for the third quarter of 2021. Adjusted EBITDA was $2.1 million and $1.7 million for the third quarter of 2022 and 2021, respectively.
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
As of July 31, 2022, we had approximately 18,800 acres of special use property in the United States.
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
Income tax expense for the third quarter of 2022 was $39.9 million on $184.4 million of pretax income and income tax expense for the third quarter of 2021 was $33.1 million on $149.4 million of pretax income. The quarterly increase in income tax expense in 2022 was primarily attributable to an increase in pre-tax earnings. Changes in the expected mix of earnings among tax jurisdictions, including jurisdictions for which valuation allowances have been recorded, as well as the timing of recognition of the related tax expense under ASC 740-270 also contributed to the increase in tax expense in 2022. Increases in tax expense as a result of increased pre-tax book earnings were offset by net favorable discrete items in 2022 resulting in an additional $4.8 million tax benefit compared to 2021. Decreases in discrete tax expense of $6.2 million were the result of return to provision adjustments and the recognition of certain state basis adjustments and a decrease in withholding taxes, offset by an increase in discrete tax expense of $1.4 million resulting from the recognition of the impact of foreign and U.S. statutory tax rate changes on deferred tax liabilities.
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

Year-to-Date Results
The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our business segments for the nine months ended July 31, 2022 and 2021:

	Nine Months Ended July 31,
(in millions)	2022	2021
Net sales:
Global Industrial Packaging	$2,827.5	$2,365.1
Paper Packaging & Services	2,009.5	1,596.7
Land Management	16.7	16.1
Total net sales	$4,853.7	$3,977.9
Operating profit:
Global Industrial Packaging	$246.2	$252.4
Paper Packaging & Services	215.1	89.1
Land Management	6.5	102.2
Total operating profit	$467.8	$443.7
EBITDA:
Global Industrial Packaging	$301.1	$315.9
Paper Packaging & Services	322.1	191.1
Land Management	8.7	104.8
Total EBITDA	$631.9	$611.8
Adjusted EBITDA:
Global Industrial Packaging	$362.2	$331.9
Paper Packaging & Services	329.7	214.3
Land Management	6.9	6.7
Total Adjusted EBITDA	$698.8	$552.9

The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the nine months ended July 31, 2022 and 2021:

	Nine Months Ended July 31,
(in millions)	2022	2021
Net income	$291.4	$303.3
Plus: interest expense, net	44.3	75.8
Plus: debt extinguishment charges	25.4	—
Plus: income tax expense	105.4	56.5
Plus: depreciation, depletion and amortization expense	165.4	176.2
EBITDA	$631.9	$611.8
Net income	$291.4	$303.3
Plus: interest expense, net	44.3	75.8
Plus: non-cash pension settlement charges	—	9.0
Plus: debt extinguishment charges	25.4	—
Plus: income tax expense	105.4	56.5
Plus: other expense, net	4.9	2.2
Plus: equity earnings of unconsolidated affiliates, net of tax	(3.6)	(3.1)
Operating profit	467.8	443.7
Less: other expense, net	4.9	2.2
Less: non-cash pension settlement charges	—	9.0
Less: equity earnings of unconsolidated affiliates, net of tax	(3.6)	(3.1)
Plus: depreciation, depletion and amortization expense	165.4	176.2
EBITDA	$631.9	$611.8
Plus: restructuring charges	10.3	18.8
Plus: timberland gains	—	(95.7)
Plus: integration related costs	5.8	6.2
Plus: non-cash asset impairment charges	63.1	1.5
Plus: non-cash pension settlement charges	—	9.0
Plus: incremental COVID-19 costs, net	—	2.6
Plus: gain on disposal of properties, plants, equipment, and businesses, net	(12.3)	(1.3)
Adjusted EBITDA	$698.8	$552.9

The following table sets forth EBITDA and Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the nine months ended July 31, 2022 and 2021:

	Nine Months Ended July 31,
(in millions)	2022	2021
Global Industrial Packaging
Operating profit	$246.2	$252.4
Less: other expense, net	5.2	2.1
Less: non-cash pension settlement charges	—	0.3
Less: equity earnings of unconsolidated affiliates, net of tax	(3.6)	(3.1)
Plus: depreciation and amortization expense	56.5	62.8
EBITDA	$301.1	$315.9
Plus: restructuring charges	6.3	14.6
Plus: integration related costs	0.3	—
Plus: non-cash impairment charges	62.4	1.5
Plus: non-cash pension settlement charges	—	0.3
Plus: incremental COVID-19 costs, net	—	1.3
Plus: gain on disposal of properties, plants and equipment, and businesses, net	(7.9)	(1.7)
Adjusted EBITDA	$362.2	$331.9
Paper Packaging & Services
Operating profit	$215.1	$89.1
Less: other (income) expense, net	(0.3)	0.1
Less: non-cash pension settlement charges	—	8.7
Plus: depreciation and amortization expense	106.7	110.8
EBITDA	$322.1	$191.1
Plus: restructuring charges	4.0	4.1
Plus: integration related costs	5.5	6.2
Plus: non-cash impairment charges	0.7	—
Plus: non-cash pension settlement charges	—	8.7
Plus: incremental COVID-19 costs, net	—	1.3
Plus: (gain) loss on disposal of properties, plants and equipment, and businesses, net	(2.6)	2.9
Adjusted EBITDA	$329.7	$214.3
Land Management
Operating profit	$6.5	$102.2
Plus: depreciation and depletion expense	2.2	2.6
EBITDA	$8.7	$104.8
Plus: restructuring charges	—	0.1
Plus: timberland gains	—	(95.7)
Plus: gain on disposal of properties, plants and equipment, and businesses, net	(1.8)	(2.5)
Adjusted EBITDA	$6.9	$6.7
Net Sales
Net sales were $4,853.7 million for the first nine months of 2022 compared with $3,977.9 million for the first nine months of 2021. The $875.8 million increase was primarily due to higher average sale prices across the Global Industrial Packaging segment and higher published containerboard and boxboard prices in the Paper Packaging & Services segment, partially offset by the impact to net sales resulting from the FPS Divestiture. See the "Segment Review" below for additional information on net sales by segment during the first nine months of 2022.

Gross Profit
Gross profit was $975.3 million for the first nine months of 2022 compared with $796.9 million for the first nine months of 2021. The $178.4 million increase was primarily due to the same factors that impacted net sales, offset by higher raw material, transportation, labor and utility costs. See “Segment Review” below for additional information on gross profit by segment. Gross profit margin was 20.1 percent and 20.0 percent for first nine months of 2022 and 2021, respectively.
Selling, General and Administrative Expenses
SG&A expenses increased to $440.6 million for the first nine months of 2022 from $423.7 million for the first nine months of 2021. SG&A expenses were 9.1 percent and 10.7 percent of net sales for first nine months of 2022 and 2021, respectively. The increase in SG&A expenses was primarily due to increased incentive accruals.
Financial Measures
Operating profit was $467.8 million for the first nine months of 2022 compared with $443.7 million for the first nine months of 2021. Net income was $291.4 million for the first nine months of 2022 compared with $303.3 million for the first nine months of 2021. Adjusted EBITDA was $698.8 million for the first nine months of 2022 compared with $552.9 million for the first nine months of 2021. The reasons for the changes in operating profit, net income, and Adjusted EBITDA for each segment are described below in the "Segment Review."
Segment Review
Global Industrial Packaging
Net sales were $2,827.5 million for the first nine months of 2022 compared with $2,365.1 million for the first nine months of 2021. The $462.4 million increase in net sales was primarily due to higher average selling prices, partially offset by the impact to net sales resulting from the FPS Divestiture, lower volumes and foreign currency translation.
Gross profit was $540.1 million for the first nine months of 2022 compared with $499.8 million for the first nine months of 2021. The $40.3 million increase in gross profit was primarily due to the same factors that impacted net sales, partially offset by higher raw material costs. Gross profit margin was 19.1 percent and 21.1 percent for the first nine months of 2022 and 2021, respectively.
Operating profit was $246.2 million for the first nine months of 2022 compared with $252.4 million for the first nine months of 2021. The $6.2 million decrease in operating profit was primarily due to the $62.4 million non-cash impairment charge related to the FPS Divestiture, partially offset by the same factors that increased gross profit. Adjusted EBITDA was $362.2 million for the first nine months of 2022 compared with $331.9 million for the first nine months of 2021. The $30.3 million increase in Adjusted EBITDA was primarily due to the same factors that impacted gross profit.
Paper Packaging & Services
Net sales were $2,009.5 million for the first nine months of 2022 compared with $1,596.7 million for the first nine months of 2021. The $412.8 million increase in net sales was primarily due to higher published containerboard and boxboard prices.
Gross profit was $428.9 million for the first nine months of 2022 compared with $291.5 million for the first nine months of 2021. The $137.4 million increase in gross profit was primarily due to the same factors that impacted net sales, partially offset by higher raw material, transportation, labor and utility costs. Gross profit margin was 21.3 percent and 18.3 percent for the first nine months of 2022 and 2021, respectively.
Operating profit was $215.1 million for the first nine months of 2022 compared with $89.1 million for the first nine months of 2021. The $126.0 million increase in operating profit was primarily due to the same factors that impacted gross profit, partially offset by higher SG&A expenses. Adjusted EBITDA was $329.7 million for the first nine months of 2022 compared with $214.3 million for the first nine months of 2021. The $115.4 million increase in Adjusted EBITDA was primarily due to the same factors that impacted operating profit.
Land Management
Net sales were $16.7 million for the first nine months of 2022 compared with $16.1 million for the first nine months of 2021.
Gross profit was $6.3 million for the first nine months of 2022 compared with $5.6 million for the first nine months of 2021.

Operating profit decreased to $6.5 million for the first nine months of 2022 compared with $102.2 million for the first nine months of 2021. During the first nine months of 2021, we completed the sale of approximately 69,200 acres of timberlands in southwest Alabama (the "2021 Timberland Sale") which resulted in timberland gains of $95.7 million. Adjusted EBITDA was $6.9 million and $6.7 million for the first nine months of 2022 and 2021, respectively.
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
Income tax expense for the first nine months of 2022 was $105.4 million on $393.2 million of pretax income and income tax expense for the first nine months of 2021 was $56.5 million on $356.7 million of pretax income. The $48.9 million increase in income tax expense in 2022 was primarily attributable to an increase in pre-tax earnings, excluding the gain on the 2021 Timberland Sale and the gain on the FPS Divestiture, the tax impact of which were recognized discretely. Changes in the expected mix of earnings among tax jurisdictions, including jurisdictions for which valuation allowances have been recorded, as well as the timing of recognition of the related tax expense under ASC 740-270 also contributed to the increase in tax expense in 2022. Additionally, favorable discrete items decreased by a net $1.7 million in 2022 compared to 2021. The net decrease in favorable discrete adjustments consists of an increase in tax expense of $5.4 million due to tax basis adjustments in certain tangible property and state basis differences; an increase in tax expense of $2.4 million related to the impact of statutory tax rate changes on deferred tax liabilities; and an increase in tax expense of $0.3 million related to other miscellaneous items; offset by a $3.6 million decrease in unrecognized tax liabilities primarily as a result of expiration of the statute of limitations; and a net $2.8 million tax expense decrease related to certain assumptions regarding capital losses that are expected to offset capital gains resulting from the 2021 Timberland Sale, return to provision adjustments, and prior year settlement of U.S. Federal and Canadian income tax audits. Additionally, a net $58.6 million book expense was recorded in 2022 related to the FPS Divestiture and the disposition of other businesses on which there is expected to be no tax benefit.
Other Comprehensive Income (Loss) Changes
Foreign currency translation
In accordance with ASC 830, “Foreign Currency Matters,” the assets and liabilities denominated in a foreign currency are translated into United States Dollars at the rate of exchange existing at the end of the current period, and revenues and expenses are translated at average exchange rates over the month in which they are incurred. The cumulative translation adjustments, which represent the effects of translating assets and liabilities of our international operations, are presented in the interim condensed consolidated statements of changes in equity in accumulated other comprehensive income (loss). During the first nine months of 2022, we completed the FPS Divestiture and $113.1 million of foreign currency translation adjustment was released.

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
Cash Flow

Nine Months Ended July 31, (in millions)	2022	2021
Net cash provided by operating activities	$370.9	$258.7
Net cash provided by investing activities	34.7	86.2
Net cash used in financing activities	(343.8)	(354.1)
Effects of exchange rates on cash	(58.9)	3.1
Net (decrease) increase in cash and cash equivalents	2.9	(6.1)
Cash and cash equivalents at beginning of year	124.6	105.9
Cash and cash equivalents at end of period	$127.5	$99.8
Operating Activities
The $20.8 million decrease in accounts receivable to $868.7 million as of July 31, 2022 from $889.5 million as of October 31, 2021 was primarily due to the accounts receivable that were deconsolidated as a result of the FPS Divestiture, partially offset by higher average sale prices.
The $20.7 million decrease in inventories to $478.5 million as of July 31, 2022 from $499.2 million as of October 31, 2021 was primarily due to the inventories that were deconsolidated as result of the FPS Divestiture, partially offset by increased inventory to meet customer demand.
The $62.4 million decrease in accounts payable to $642.1 million as of July 31, 2022 from $704.5 million as of October 31, 2021 was primarily due to the accounts payable that were deconsolidated as result of the FPS Divestiture, as well as timing of payable settlements.
Investing Activities
During the first nine months of 2022 and 2021, we invested $112.2 million and $94.2 million, respectively, of cash in capital expenditures. Additionally, during the first nine months of 2022 we received $139.2 million of cash from sale of businesses, primarily from the FPS Divestiture. There was no activity for the sale of business for the comparable period in 2021.
Financing Activities
During the first nine months of 2022 and 2021, we paid cash dividends to stockholders of Greif, Inc. in the amount of $82.0 million and $78.4 million, respectively. We also paid down $153.0 million and $329.5 million of long-term debt, net of proceeds, for the first nine months of 2022 and 2021, respectively. During the first nine months of 2022 we paid $20.8 million of debt extinguishment charges and debt issuance costs related to our debt refinancing. As discussed below, we also paid $75.0 million under an accelerated share repurchase ("ASR") program during the first nine months of 2022. We did not have similar charges or activities for the same period in 2021.
Stock Repurchase Program
In June 2022, the Stock Repurchase Committee of our Board of Directors authorized a program to repurchase up to $150.0 million of shares of the Company’s Class A or Class B Common Stock or any combination thereof.
On June 23, 2022, we entered into a $75.0 million ASR agreement with Bank of America, N.A. to repurchase shares of the Company's Class A Common Stock. Under the ASR, the Company made a payment of $75.0 million and received an initial delivery of approximately 80% of the expected share repurchases, or 1,021,451 shares of Class A Common Stock, on June 24, 2022 with any remaining shares expected to be delivered by the end of our first quarter 2023. The final number of shares of

Class A Common Stock to be repurchased will be based on the volume-weighted average price of the shares of the Company's Class A Common Stock during the term of the ASR less a discount.
We plan to repurchase an aggregate of $75.0 million of shares of Class A or Class B Common Stock, or any combination thereof, in open market purchases ("OSR"). Repurchases under the OSR may be made on the open market over the next 12 to 18 months in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The timing of any such repurchases will depend on market conditions and will be made at our discretion. While we intend to repurchase up to $75.0 million of shares, we are not obligated to repurchase any dollar amount or number or class of shares and may suspend or discontinue repurchases at any time. As of July 31, 2022, there have been no shares repurchased under the OSR.
See Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding this program and the repurchase of shares of Class A and B Common Stock.
Financial Obligations
Borrowing Arrangements
Long-term debt is summarized as follows:

(in millions)	July 31, 2022	October 31, 2021
2022 Credit Agreement - Term Loans	$1,565.0	$—
2019 Credit Agreement - Term Loans	—	1,247.3
Senior Notes due 2027	—	495.9
Accounts receivable credit facilities	402.0	391.1
2022 Credit Agreement - Revolving Credit Facility	78.4	—
2019 Credit Agreement - Revolving Credit Facility	—	50.5
Other debt	0.4	0.6
	2,045.8	2,185.4
Less: current portion	50.9	120.3
Less: deferred financing costs	8.8	10.3
Long-term debt, net	$1,986.1	$2,054.8
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
We used the borrowings under the 2022 Credit Agreement on March 1, 2022, to redeem our senior notes due 2027 and to repay and refinance all of the outstanding borrowings under the 2019 Credit Agreement, and will use the borrowings thereunder to fund ongoing working capital and capital expenditure needs and for general corporate purposes, including acquisitions, and to pay related fees and expenses. Interest is based on Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment, Euro Interbank Offer Rate ("EURIBOR") or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on our leverage ratio. Subject to the terms of the 2022 Credit Agreement, we have an option to add borrowings to the 2022 Credit Agreement with the agreement of the lenders. As of July 31, 2022, we had $721.6 million of available borrowing capacity under the $800.0 million secured revolving credit facility.
The 2022 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness (less the aggregate amount of our unrestricted cash and cash equivalents), to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (as used in this paragraph only “EBITDA”) to be greater than 4.00 to 1.00; provided that such leverage ratio is subject to (i) a covenant step-up (as defined in the 2022 Credit Agreement) increase adjustment of 0.50 upon the consummation of, and the following three fiscal quarters after, certain specified acquisitions and (ii) a collateral release decrease adjustment of 0.25x during any collateral release period (as defined in the 2022 Credit Agreement). The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated EBITDA, to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve-month period. As of July 31, 2022, we were in compliance with these covenants.
United States Trade Accounts Receivable Credit Facility
Greif Receivables Funding LLC, Greif Packaging LLC, and certain of our other U.S. subsidiaries are parties to an amended and restated U.S. receivables financing facility (the “U.S. Receivables Facility”). On May 17, 2022, the current U.S. Receivables Facility was amended to provide an accounts receivable financing facility of $300.0 million, with a maturity date of May 17, 2023. As of July 31, 2022, there was $300.0 million outstanding balance under the U.S. Receivables Facility that is reported as long-term debt on the interim condensed consolidated balance sheets because we intend to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing by exercising the renewal option in the applicable agreement or entering into new financing arrangements.
We may terminate the U.S. Receivables Facility at any time upon five days prior written notice. The U.S. Receivables Facility is secured by certain of our United States trade accounts receivables and bears interest at a variable rate based on the SOFR or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the U.S. Receivables Facility. The U.S. Receivables Facility also contains events of default and covenants, which are substantially the same as the covenants under the 2022 Credit Agreement. As of July 31, 2022, we were in compliance with these covenants. Proceeds of the U.S. Receivables Facility are available for working capital and general corporate purposes.
International Trade Accounts Receivable Credit Facilities
Cooperage Receivables Finance B.V. and Greif Services Belgium BV, an indirect wholly owned subsidiary of Greif, Inc., are parties to an amended and restated Nieuw Amsterdam Receivables Financing Agreement (the "European RFA"). The amended and restated European RFA matures April 24, 2023. The European RFA provides an accounts receivable financing facility of up to €100.0 million ($102.0 million as of July 31, 2022) secured by certain European accounts receivable. The $102.0 million outstanding on the European RFA as of July 31, 2022 is reported as long-term debt on the interim condensed consolidated balance sheets because we intend to refinance these obligations on a long-term basis and have the intent and ability to consummate a long-term refinancing by exercising the renewal option in the applicable agreement or entering into new financing arrangements.
We may terminate the European RFA at any time upon one calendar month prior written notice. The European RFA is secured by certain of our international trade accounts receivables and bears interest at a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the European RFA. The European RFA also contains events of default and covenants, which are substantially the same as the covenants under the 2022 Credit Agreement. As of July 31, 2022, we were in compliance with these covenants. Proceeds of the European RFA are available for working capital and general corporate purposes.

Financial Instruments
Interest Rate Derivatives
In July 2022 and August 2022, we entered into seven forward starting interest rate swaps, effective October 11, 2022, with a total notional amount of $350.0 million, maturing on March 1, 2027. We receive variable rate interest payments based upon one-month U.S. dollar SOFR, and in return we are obligated to pay interest at a weighted-average interest rate of 2.61% plus a spread.
As of July 31, 2022, we have various interest rate swaps with a total notional amount of $850.0 million in which we receive variable interest rate payments and in return are obligated to pay interest at a weighted average fixed interest rate of 2.07%, plus an interest spread. These derivatives are designated as cash flow hedges for accounting purposes and will mature between March 11, 2024 and July 15, 2029. Accordingly, the gain or loss on these derivative instruments are reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transactions and in the same period during which the hedged transaction affects earnings.
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
As of July 31, 2022, and October 31, 2021, we had outstanding foreign currency forward contracts in the notional amount of $117.9 million, and $81.8 million, respectively.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c.) Purchases of Equity Securities by the Issuer
In June 2022, the Stock Repurchase Committee of the Company’s Board of Directors authorized a program to repurchase up to $150.0 million of shares of the Company’s Class A or Class B Common Stock or any combination thereof.
On June 23, 2022, the Company entered into a $75.0 million accelerated share repurchase agreement ("ASR") with Bank of America, N.A. to repurchase shares of the Company's Class A Common Stock. Under the ASR, the Company made a payment of $75.0 million and received an initial delivery of approximately 80% of the expected share repurchases, or 1,021,451 shares of Class A Common Stock, on June 24, 2022 with any remaining shares expected to be delivered by the end of the Company's second quarter 2023. The final number of shares of Class A Common Stock to be repurchased will be based on the volume-weighted average price of the shares of the Company's Class A Common Stock during the term of the ASR less a discount.
In addition, the Company plans to repurchase an aggregate of $75.0 million of shares of its Class A or Class B Common Stock, or any combination thereof, in open market purchases ("OSR"). Repurchases under the OSR may be made on the open market over the next 12 to 18 months in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The timing of any such repurchases will depend on market conditions and will be made at the Company's discretion. While the Company intends to repurchase up to $75.0 million of shares, it is not obligated to repurchase any dollar amount or number or class of shares and may suspend or discontinue repurchases at any time. As of July 31, 2022, there have been no shares repurchased under the OSR.
See Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding this program and the repurchase of shares of Class A and B Common Stock.
During the three months ended July 31, 2022, the Company repurchased the following shares of its Class A and Class B Common Stock:

Period	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share of Class A Common Stock*	Total Number of Shares of Class B Common Stock Purchased	Average Price Paid per Share of Class B Common Stock*	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet be Purchased Under the Program
May 1, 2022 to May 31, 2022	—	$—	—	$—	—	$—
June 1, 2022 to June 30, 2022	1,021,451	58.74	—	—	1,021,451	75,000,000
July 1, 2022 to July 31, 2022	—	—	—	—	—	75,000,000
Total	1,021,451	58.74	—	—	1,021,451
*Average price paid per share reflects the weighted average purchase price paid for shares.

ITEM 6. EXHIBITS
(a.) Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a —14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GREIF, INC.
(Registrant)

Date: September 1, 2022	/s/ LAWRENCE A. HILSHEIMER
Lawrence A. Hilsheimer
Executive Vice President and Chief Financial Officer