Form 10-K
period 2022-10-31
GREIF, INC
filed 2022-12-16
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________________

FORM 10-K
_________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2022
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
Non-voting common equity (Class A Common Stock)      $1,551,319,317
Voting common equity (Class B Common Stock)          $1,077,550,928
The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 13, 2022, was as follows:
Class A Common Stock                     25,606,287 shares
Class B Common Stock                    21,737,151 shares
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
    1. The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on February 28, 2023 (the “2023 Proxy Statement”), portions of which are incorporated by reference into Parts II and III of this Form 10-K. The 2023 Proxy Statement will be filed within 120 days of October 31, 2022.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
All statements, other than statements of historical facts, included in this Annual Report on Form 10-K of Greif, Inc. and its subsidiaries for the fiscal year ended October 31, 2022 (this “Form 10-K”) or incorporated herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations and initiatives, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” "aspiration," "objective," “project,” “believe,” “continue,” “on track” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-K are based on information currently available to our management. Forward-looking statements speak only as of the date the statements were made. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of this Form 10-K. The risks described in this Form 10-K are not all inclusive, and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements made in this Form 10-K are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Index to Form 10-K Annual Report for the Fiscal Year ended October 31, 2022

PART I
ITEM 1. BUSINESS
(a) General Development of Business
We are a leading global producer of industrial packaging products and services with operations in over 35 countries. We offer a comprehensive line of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, filling, logistics, warehousing and other packaging services. We produce and sell containerboard, corrugated sheets, corrugated containers and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products. We also produce and sell coated recycled paperboard and uncoated recycled paperboard, some of which we use to produce and sell industrial products (tubes and cores, construction products, and protective packaging). In addition, we also purchase and sell recycled fiber and produce and sell adhesives used in our paperboard products. We are a leading global producer of flexible intermediate bulk containers and related services. We sell timber to third parties from our timberland in the southeastern United States that we manage to maximize long-term value. In addition, we sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land and development land. Our customers range from Fortune 500 companies to medium and small-sized companies in a cross section of industries.
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
(b) Financial Information about Segments
We operate in six operating segments, which are aggregated into three reportable segments: Global Industrial Packaging; Paper Packaging & Services; and Land Management. Information related to our reportable segments is included in Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
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
In the Paper Packaging & Services reportable segment, we produce and sell containerboard, corrugated sheets, corrugated containers, and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, automotive components, books and furniture, as well as numerous other applications. We also produce and sell coated recycled paperboard and uncoated recycled paperboard, some of which we use to produce and sell industrial products (tubes and cores, construction products, and protective packaging). In addition, we also purchase and sell recycled fiber and produce and sell adhesives used in out paperboard products.
In the Land Management reportable segment, we are focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, HBU land and development land. As of October 31, 2022, we owned approximately 175,000 acres of timber properties in the southeastern United States.
Due to the variety of our products, we have many customers buying different types of our products, and due to the scope of our sales, no one customer is considered principal in our total operations.

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
As to environmental matters, our operations are subject to extensive federal, state, local and international laws, regulations, rules and ordinances relating to pollution, the protection of the environment, the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials and numerous other environmental laws and regulations. In the ordinary course of business, we are subject to periodic environmental inspections and monitoring by various governmental agencies. In addition, certain of our production facilities require environmental permits that are subject to revocation, modification and renewal. As of the date of filing this Form 10-K, and based on current information, we believe that the probable costs of the remediation of company-owned property will not have a material adverse effect on our financial condition or results of operations. We believe that we have adequately reserved for our liability for these matters as of October 31, 2022.
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
We do not believe that compliance with federal, state, local and international laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material adverse effect upon our capital expenditures, competitive position, results of operations or financial condition. We do not anticipate any material capital expenditures related to environmental control in 2023.

See also Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information concerning environmental expenses and cash expenditures for the years ended October 31, 2022, 2021 and 2020, and our reserves for environmental liabilities as of October 31, 2022 and 2021.
Human Capital
Our Company’s values and culture are critical to our ability to attract, hire and retain talented employees for our global businesses. We seek to engage, develop and incentivize our employees to pursue our vision: “Be the best performing customer service company in the world.” We depend on our employees to provide differentiated customer service and create value for our customers through a solutions-based approach with the goal of earning our customers’ trust and loyalty. We work to accomplish this goal by looking to our purpose, vision and values set forth in “The Greif Way.”
In fiscal 2022, we launched our “Build to Last Strategy,” which provides a platform to support our strategic growth and development under four key missions: creating thriving communities; delivering legendary customer service; protecting our future; and ensuring financial strength. Each employee has a part in driving these key missions wherever they are located in the world, and ultimately, our success is dependent on all of our employees working together to keep these priorities at the forefront of their activities. Within our “creating thriving communities” mission, we are focused on establishing a foundation for action that supports health and safety; diversity, equity and inclusion; and talent development and engagement.
Health and Safety
Safeguarding the health and safety of our employees is our first and foremost priority. We are committed to providing a safe working environment for all our employees with a philosophy of Zero Harm. We have implemented an incident tracking system that we call the LIFE program to assist with identifying global and regional leading indicators that facilitate the creation of programs and safety action plans that may help to reduce conditions and behaviors that lead to at-risk situations and the use of technology and automation to eliminate such conditions. We also utilize a global safety scorecard with standardized safety metrics within each business unit to help ensure that we are evaluating safety similarly across all of or our operations globally. To promote a continuous focus on safety, we have safety committees that consist of employees and management at all our facilities, and we conduct safety meetings before the start of a shift to create a safety mindset that everyone is a safety leader regardless of their position, so that our safety culture is understood and practiced every day. We are steadfast in our commitment to employee safety. For example, we hold an annual global safety week focused on Zero Harm by sharing best practices and learnings to mitigate safety risks through interactive activities related to machine safety devices, good housekeeping and safe equipment operations. In addition, we have regular safety communications that target all employees.
We are also committed to the total well-being of all our employees and their families with a variety of physical, mental and social wellness programs. These programs differ by region, and include Company-sponsored or subsidized health care insurances, voluntary health fairs, and employee assistance programs to improve mental health and wellness.
Diversity, Equity and Inclusion
In accordance with our values, we encourage our employees to embrace diversity of culture, language, location and thought. Our success depends on maintaining a culture where every employee communicates with respect, candor and trust. We rely on the unique qualities and talents of our employees to help us achieve our Build to Last Strategy. We strive to create an inclusive, equitable and diverse working environment by supporting programs and trainings that foster gender and ethnic diversity as well as promoting equitable treatment within our workforce, including the support of multiple colleague-led resource groups, fostering an environment where our employees feel valued and appreciated for the distinct voice they bring to our Company. In addition, we strive to compensate our employees fairly and equitably and continue to monitor pay equity data and educate our managers to make objective compensation decisions in line with our Company’s compensation policies. Our efforts to continue to grow our global diversity, equity and inclusion programs and to increase diversity within our Company is a top organizational priority.
Talent Development
Attracting, developing and retaining talented employees is an integral aspect of our human capital strategy and critical to our success. We continuously strive to create learning and development opportunities for all our employees. Our development and training programs are designed to enhance leadership, develop a customer service mindset and improve engagement at all levels within our organization. We utilize Greif University, a centralized training platform offering a variety of learning and development offerings, including recorded internal trainings, on-demand courses, assessments and a learning library. Starting in 2023, Greif University will allow employees to access LinkedIn Learning, an online learning and skill building platform that empowers employees to develop skills to grow their career. We have a performance development review and talent development process in which managers provide regular feedback and coaching to assist with the development of our employees, including the use of individual development plans to assist with career development. To foster employee engagement, we encourage and value feedback from our employees and conduct annual engagement surveys of all our global employees to better understand our employee's level of engagement and identify areas of improvement to build high performing teams to meet our strategic goals.
Other Information
As of October 31, 2022, our approximately 12,000 full-time employees were located in the following geographic regions: 58% in North America; 27% in Europe, Middle East and Africa; 6% in Asia Pacific; and 9% in Latin America. Our global workforce is 15% female and 85% male, with approximately 37% represented by labor unions.
Recent Events
On December 15, 2022, we completed our previously announced acquisition of Lee Container Corporation, Inc., an industry-leading manufacturer of high-performance barrier and conventional blow molded containers, primarily serving customers in the agrochemical, other specialty chemical, oil and lubricant and pet care segments. The acquired business operates manufacturing facilities in Georgia, Iowa and Texas, with over 500 employees throughout the United States. The operations of the acquired business will be reported in our Global Industrial Packaging business segment.
(d) Financial Information about Geographic Areas
Our operations are located in North and South America, Europe, the Middle East, Africa and the Asia Pacific regions. Information related to our geographic areas of operation is included in Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
(e) Available Information
We maintain a website at www.greif.com. We file reports with the United States Securities and Exchange Commission (“SEC”). We make these reports available, free of charge, on or through our website, which include but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.
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
Our customers generally consist of other manufacturers and suppliers who purchase industrial packaging products and containerboard and uncoated and coated recycled boxboard and related products for their own containment and shipping purposes. Because we supply a cross section of industries, such as chemicals, lubricants, films, paints and pigments, food and beverage, personal care, fragrances, petroleum, industrial coatings, carpeting, agriculture, pharmaceuticals, mineral products, packaging, automotive, construction and building products industries and have operations in many countries, demand for our products and services has historically corresponded to changes in general economic and business conditions of the industries and countries in which we operate. The overall demand and prices for our products and services could decline as a result of a large number of factors outside our control, including an economic recession, increased labor costs, availability of and increased cost of energy, specifically in Europe, the COVID-19 global pandemic and disruptions in supply chains to our business, our customers, their end markets, and our suppliers, changes in industrial production processes or consumer preference, changes in laws and regulations, inflation, tariffs, changes in published pricing indices, fluctuations in interest rates and currency exchange rates and changes in the fiscal or monetary policies of governments in the regions in which we operate. Accordingly, our financial performance is substantially dependent upon the general economic and business conditions existing in these industries and countries where we do business, and any prolonged or substantial economic downturn or geopolitical uncertainty in the markets in which we operate could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our Global Operations Subject us to Political Risks, Instability and Currency Exchange that Could Adversely Affect our Results of Operations.
We are a global company with operations in over 35 countries with approximately 38% of our fiscal 2022 sales derived from non-U.S. operations. Management of global operations is extremely complex, and our operations outside the United States are subject to additional risks that may not exist, or may not be as significant, with respect to our operations within the United States.
Within our global footprint, we have operations in Russia and Eastern and Western Europe. The Russian invasion of Ukraine has amplified, and may continue to amplify, certain risks to our operations, including increased foreign exchange volatility, disruptions to financial and credit markets, energy supply, specifically in Europe, supply chain disruptions, customer demand, increased risks of cybersecurity incidents, increased costs to ensure compliance with global and local laws and regulations, economic recessions in certain neighboring European countries or globally due to inflationary and other pressures, and delays in the ability, or even the inability, to access cash or earnings from Russia. In addition, the imposition of new or increased sanctions, tariffs, quotas, exchange or price controls, trade barriers or similar restrictions resulting from the Russian invasion of Ukraine could negatively impact our business and operations.
In response to the Russian invasion of Ukraine, we suspended all outside investments in Russia starting in early March 2022. In addition, we have not withdrawn cash or earnings from Russia since the invasion began, but we are in the process to do so in compliance with all applicable laws. Furthermore, we may decide in the future to cease operations in Russia, in which case the sale or other disposition of our Russian operations would result in an impairment charge, as we would not likely generate a fair market return on those assets. We will continue to monitor the effects of this conflict, including risks that may affect our business, and we will adjust our plans accordingly as the situation progresses. Currently the results of our operations related to Russia are not material to our business, financial condition, results of operations or cash flows.
As a result of our general global operations, we are subject to certain risks that could disrupt our operations or force us to incur unanticipated costs or exit a specific country. These risks include the following:
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
•difficulties withdrawing or limitations with respect to accessing cash or earnings from our international subsidiaries and the conversion of currencies into U.S. dollars, including the remittance of dividends and other payments by our international subsidiaries;
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
The Current and Future Challenging Global Economy and Disruption and Volatility of the Financial and Credit Markets may Adversely Affect our Business.
Current global economic conditions are challenging to our global business operations. Such conditions have had, and may continue to have, a negative impact on our financial results. Future economic downturns, either in the United States, Europe or in other regions in which we do business could negatively affect our business and results of operations. With the volatility in the current global economic climate, inflation and geopolitical events around the world, including the Russian invasion of Ukraine, and the lingering impact of COVID-19 pandemic, it is difficult for us to predict the complete impact of the forgoing matters on our business and results of operations. Due to these current and future economic conditions, our customers may face financial difficulties, disruption in their supply chains, and the unavailability of or reduction in commercial credit or increased debt levels that may result in decreased sales by and revenues to our Company. Certain of our customers may cease operations or seek bankruptcy protection, which would reduce our cash flows and adversely impact our results of operations. Our customers that are financially viable and not experiencing economic distress may nevertheless elect to reduce the volume of orders for our products or close facilities in an effort to remain financially stable or as a result of the unavailability of commercial credit which would negatively affect our results of operations. We may experience difficulties in servicing, renewing or repaying our outstanding debt due to continued volatility in the global economy. We may also have difficulty accessing the global credit markets if there is a tightening of commercial credit availability, which would result in decreased ability to fund capital-intensive strategic projects.
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
The equipment that we use in our manufacturing operations is expensive and requires continued maintenance. We may require significant capital investment to maintain our equipment. If our existing sources of capital prove insufficient, there can be no assurance that we will be able to obtain capital to finance these expenditures on favorable terms, or at all. Any inability by us to maintain our equipment as needed or any inability to obtain capital for expenditures on equipment maintenance on favorable terms could have an adverse effect on our business, financial position and results of operations.
The COVID-19 Pandemic Could Continue to Impact Any Combination of our Business, Financial Condition, Results of Operations and Cash Flows.
The global impact from the COVID-19 pandemic on our business depends on future developments which are uncertain, such as the duration of the pandemic, the severity and continued transmission of the virus, the emergence of new variant strains and the availability and effectiveness of vaccines in the regions in which we operate. The initial impact from the COVID-19 pandemic to our business has stabilized, but we continue to experience operational disruptions including, supply chain bottlenecks, increased labor costs and transportation challenges, in addition to other impacts not currently known. With the likelihood of new variants that continue the spread of the virus, governments may seek to re-impose business shut downs and various operational restrictions, such as restricting, for example, the movement of our employees and product within locked downed regions within China, which could further impact our business, our customers, their end markets, and our suppliers. To attempt to mitigate the financial risks directly related to the COVID-19 pandemic, we have developed and implemented operational contingency plans that we believe will help us be prepared to continue supplying our products and services to our customers. As a result, depending on the region in which we operate, the COVID-19 pandemic may continue to have a negative impact on our financial condition, results of operations and cash flows and, at this time, we cannot reasonably estimate the full impact of the COVID-19 pandemic.
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
In addition, some of our products are made from raw materials that are subject to pronounced and at times, rapid price fluctuations, such as steel, which is used in the manufacture of steel drums and containers, old corrugated containers ("OCC"), which impacts our paper products, and oil, which in turn affects the price of resin for plastic drums and containers. Particularly in well-developed markets in Europe and in the United States, any substantial increases in the supply of industrial packaging resulting from capacity increases, the stockpiling of raw materials or other types of opportunistic behavior by our competitors in a period of high raw materials prices, or price wars, could adversely affect our margins and the profitability of our business. With many of our customers we have implemented raw material price adjustment mechanisms based on industrial index pricing, however these price adjustment mechanisms lag market price changes and our ability to pass through costs to our customers could take months to realize which in turn could adversely impact our product margins. Although price is a significant basis of competition in our industry, we also compete on the basis of product reliability, the ability to deliver products on a global scale and our reputation for quality and customer service. If we fail to maintain our current standards for product quality, the scope of our distribution capabilities or our customer relationships, our reputation and business, financial condition, results of operations and cash flows could be adversely affected.
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
Our Business is Sensitive to Changes in Industry Demands and Customer Preferences.
Industry demand for certain of our industrial packaging and paper products in our United States operations, and industrial packaging products in European and other international markets has varied in recent years, and more recently related to inflationary pressures, causing competitive pricing for those products.
We compete in industries that are capital intensive, which generally leads to continued production as long as prices are sufficient to cover marginal costs. We are making significant capital investments in line with our long-term business strategy, such as investments in new and improved equipment, automation and technology to increase capacity, productivity and safety. As a result, changes in industry demands (including any resulting industry over-capacity) and increased new capacity for production of industrial packaging products by competitors, may cause substantial price competition and, in turn, we may not be able to derive the expected return on investment from our strategic investments which could negatively impact our business, financial condition, results of operations and cash flows. Additionally, customer preferences are constantly changing based on, among other factors, cost, convenience, health, environmental and social concerns, and customers may choose to use different packaging products than the products we manufacture as their business models change, or may choose to use alternative, more sustainable materials for their packaging products, or simply forego the packaging of certain products entirely. For example, in the United States, sales of fibre drums continue to decline on a year over year basis as some customers select other packaging solutions for their products. Any shift away from packaging products we manufacture or changes in customer preferences to more sustainable supply chain solutions may adversely affect our business, financial condition, results of operations and cash flows.
Raw Material, Price Fluctuations, Global Supply Chain Disruptions and Increased Inflation may Adversely Impact our Results of Operations.
The principal raw materials used in the manufacture of our products are steel, resin, pulpwood, and recycled pulp from OCC and recycled coated and uncoated boxboard, containerboard and used industrial packaging for reconditioning, which we purchase or otherwise acquire in highly competitive, price sensitive markets. These raw materials have historically exhibited price and demand cyclicality. In addition, we manufacture certain component parts for our rigid industrial packaging products and those of some of our competitors. Some of these materials and component parts have been, and in the future may be, in short supply. For example, the availability of these raw materials and component parts and/or our ability to purchase and transport these raw materials and produce and transport these component parts may be unexpectedly disrupted by adverse weather conditions, natural disasters, man-made disasters, geopolitical conflicts, a substantial economic downturn in the industries that provide any of those raw material requirements, or competition for use of raw materials and component parts in other regions or countries. However, we have not recently experienced any significant difficulty in obtaining our principal raw materials or component parts. With the global economic uncertainty surrounding inflationary pressures, the economic slowdown, the Russian invasion of Ukraine, the COVID-19 pandemic, supply chain disruptions and transportation delays, we may continue to incur significant raw material prices increases in the future which would likely have an adverse effect on our operating margins. We have long-term supply contracts in place for obtaining a portion of our principal raw materials.
The disruptions to the global economy starting in 2020 and continuing throughout 2022, which were intensified by the Russian invasion of Ukraine, have impeded global supply chains in some regions in which we operate more than others, resulting in longer lead times. We have taken steps to minimize the impact of these increased costs by working closely with our suppliers and customers. Despite the actions we have undertaken to minimize the impacts, there can be no assurances that unforeseen future events in the global supply chain, and our ability to pass on inflationary costs on to our customers could have a material adverse effect on our business, financial condition and results of operations.
Energy and Transportation Price Fluctuations and Shortages may Adversely Impact our Manufacturing Operations and Costs.
The cost of producing our products is sensitive to the price of energy, including its impact on transport costs. Energy prices, in particular oil and natural gas, have fluctuated in recent years, and specifically in Europe related to the Russian invasion of Ukraine, which had a corresponding effect on our operation and production costs and may have the same effect on our customers causing volatility in demand for our products and services. We are currently seeking alternative energy resources in Europe that may take years to fully implement and savings to be realized, if any. Potential legislation, regulatory action and international treaties related to climate change, especially those related to the regulation of greenhouse gases, may result in significant increases in energy costs as well as taxes, and other governmental charges. We are highly reliant on the trucking industry for the transportation of our products. The overall profitability of our operations may be negatively impacted by higher transportation costs as freight carriers raise prices to address the continued shortage of drivers and market tightness. There can be no assurance that we will be able to recoup any past or future increases in the cost of energy and transportation.
Risks Related to our Operations
We may not Successfully Implement our Business Strategies, Including Achieving our Growth Objectives.
We may not be able to fully implement our build to last business strategy or realize, in whole or in part within the expected time frames, the anticipated benefits of our growth and other initiatives. Our various business strategies and initiatives are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.
In addition, we may incur certain costs to achieve efficiency improvements and growth in our business and we may not meet anticipated implementation timetables or stay within budgeted costs. As these growth initiatives are undertaken, we may not fully achieve our expected cost savings and efficiency improvements or growth rates, or these initiatives could adversely impact our customer retention or our operations. Also, our business strategies may change from time to time in light of our ability to implement our new business initiatives, competitive pressures, inflation, labor shortages, economic uncertainties or developments, such as the Russian invasion of Ukraine, the COVID-19 pandemic, or other factors. A variety of risks could cause us not to realize some or all of the expected benefits of these initiatives. These risks include, among others, delays in the anticipated timing of activities related to such initiatives, strategies and operating plans; increased difficulty and costs in implementing these efforts; and the incurrence of other unexpected costs associated with operating the business. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives and business strategies adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition, results of operations and cash flows may be adversely affected.
We may Encounter Difficulties or Liabilities Arising from Acquisitions or Divestitures.
We have invested a substantial amount of capital in acquisitions, joint ventures and strategic investments and we expect that we will continue to do so in the foreseeable future. We are continually evaluating acquisitions, divestitures and strategic investments that are significant to our business both in the United States and internationally. Acquisitions, joint ventures and strategic investments involve numerous risks, including the failure to identify suitable acquisition candidates, complete acquisitions on acceptable terms and conditions, retain key customers, employees and contracts, the inability to integrate businesses without material disruption, unanticipated costs incurred in connection with integrating businesses, the incurrence of liabilities greater than anticipated or operating results that are less than anticipated, the inability to realize the projected value, and the inability to realize projected synergies. In addition, acquisitions, joint ventures and strategic investments and associated integration activities require time and attention of management and other key personnel. There can be no assurance that any acquisitions, joint ventures and strategic investments will be successfully integrated into our operations, that competition for acquisitions will not intensify or that we will be able to complete such acquisitions, joint ventures and strategic investments on acceptable terms and conditions. The costs of unsuccessful acquisition, joint venture and strategic investment efforts may adversely affect our business, financial condition, results of operations and cash flows.
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
We have reorganized portions of our operations from time to time in recent years, particularly following acquisitions or divestments of businesses, and periods of economic downturn due to local, regional or global economic conditions. We will continue to implement continuous improvement initiatives necessary or desirable to improve our business portfolio, address underperforming assets and generate additional cash. These initiatives may include reductions in selling, general and administrative costs throughout our Company and have and will likely continue to result in the rationalization of manufacturing facilities.
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
In joint ventures, we share ownership with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information, accounting and making decisions. In certain cases, our joint venture partners must agree in order for the applicable joint venture to take certain actions, including acquisitions, the sale of assets, borrowing money and granting liens on joint venture property. Our inability to take unilateral action that we believe is in our best interest may have an adverse effect on the financial performance of the joint venture and the return on our investment. Finally, we may be required on a legal or practical basis or both, to accept liability for obligations of a joint venture beyond our economic interest, including in cases where our co-owner becomes bankrupt or is otherwise unable to meet its commitments.
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
Our Ability to Attract, Develop and Retain Talented and Qualified Employees, Managers and Executives is Critical to our Success.
Our ability to attract, develop and retain talented and qualified employees at all levels within our organization, including production employees, key managers and executives is critical to the success of our business. We need an engaged workforce to serve our customers and meet our business objectives. Competitive pressures and a tightened labor market within and outside our industry, may make it more difficult and expensive to attract, hire and effectively onboard qualified employees. Increased turnover of production employees, the retirement of or unforeseen loss of key officers and employees without appropriate succession planning or the ability to develop or hire replacements could make it difficult to manage our business and meet our business objectives, resulting in a material adverse effect on our business, financial condition, results of operations and cash flows.
Our Business may be Adversely Impacted by Work Stoppages and Other Labor Relations Matters.
We are subject to the risk of work stoppages and other labor relations matters, with approximately 37% of our employees around the world represented by unions. We have experienced work stoppages and strikes in the past, and there may be work stoppages and strikes in the future. Any prolonged work stoppage or strike at any one of our principal manufacturing facilities could have a negative impact on our business, financial condition, results of operations and cash flows. In addition, upon the expiration of existing collective bargaining agreements, we may not reach new agreements without union action and any such new agreements may not be on terms satisfactory to us.
We may be Subject to Losses that Might not be Covered in Whole or in Part by Existing Insurance Reserves or Insurance Coverage and General Insurance Premium and Deductible Increases.
We are self-insured or carry large deductibles for certain types of insurance claims, which includes, but is not limited to, claims made under our employee medical and dental insurance programs and workers’ compensation, auto and general liability claims. We utilize outside actuarial services to establish reserves for estimated costs related to pending claims, administrative fees and claims incurred but not reported. Because establishing reserves is an inherently uncertain process involving estimates, currently established reserves may not be adequate to cover the actual liability for claims made under our employee medical and dental insurance programs and for certain of our workers’ compensation and liability claims. If it is concluded that our estimates are incorrect and our reserves are inadequate for these claims, we will need to increase our reserves, which could adversely affect our financial condition, results of operations and cash flows.
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
Our business is dependent upon our ability to execute, in an efficient and uninterrupted fashion, necessary business functions, such as accessing key business data, financial information, order processing, invoicing and the operation of IT dependent manufacturing equipment. A significant portion of the communication between our employees, customers and suppliers around the world depends on the reliability of our IT systems. A significant interruption or major failure of the Internet, a shut-down of or inability to access one or more of our facilities, a power outage, unavailability or a failure of one or more of our IT, telecommunications or other systems would substantially impair our ability to perform daily functions on a timely basis and could result in a material adverse impact on our operations and adversely affect our sales.
We are in the process of implementing a standard IT platform across our business and have successfully completed implementation in a majority of our locations. The transition from many former systems, many of which were acquired in connection with business acquisitions, to a single system will reduce complexity and inefficiencies in monitoring business results and consolidating financial data. The transition could result in adverse business effects. This project has been ongoing for several years requiring significant human and financial resources and is expected to extend into 2023. These projects may be further delayed as a result of the Russian invasion of Ukraine. There can be no assurance that this project will be successful, and even if successful, there can be no assurance that other difficulties and inefficiencies will not still exist in our systems.
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
In the conduct of our business, we rely extensively on computer systems, including third party systems to collect, use, transmit, store and report data on information systems and interact with customers, vendors and employees. Increased global IT security threats and more sophisticated and targeted computer crime and increased ransomware attacks pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Despite our security measures, our IT systems and infrastructure may be vulnerable to computer viruses, cyber-attacks, security breaches caused by employee error or malfeasance or other disruptions, and heightened focus since the beginning of the Russian invasion of Ukraine. Any such threat could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. A security breach of our computer systems could interrupt or damage our operations or harm our reputation, or both. In addition, we could be subject to legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties if confidential information relating to customers, suppliers, employees or other parties is misappropriated from our computer system. To date, we have seen no material impact on our business or operations from these threats. However, we cannot ensure that our security efforts will prevent unauthorized access or loss of functionality to our or our third-party providers' systems.
The regulatory framework for privacy issues continues to evolve worldwide with increased regulatory and enforcement focus on data protection in the U.S. and abroad, and an actual or alleged failure to comply with applicable U.S. or foreign data protection laws, regulations or other data protection standards in the countries in which we do business may expose us to litigation (including in some instances, class action litigation), fines, sanctions or other penalties, which could harm our business reputation, and could have an adverse effect on our financial condition, results of operations and cash flows. The data privacy landscape is continuously expanding and has significantly increased responsibilities for companies collecting, using and processing personal data, as well as significantly increased penalties for noncompliance of security and data breach obligations, specifically in the EU under the General Data Protection Regulation, in China under the Personal Information Protection Law, and in Brazil under the General Personal Data Protection Law, in addition to U.S. privacy laws in numerous states. This regulatory and enforcement environment is increasingly challenging and may present material obligations and risks to our business, including significantly expanded compliance burdens and enforcement risks and could result in substantial costs and a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We have a Significant Amount of Goodwill and Long-lived Assets Which, if Impaired in the Future, Would Adversely Impact our Results of Operations.
Our goodwill would be impaired if the fair value of any particular reporting unit is less than the carrying value of that reporting unit. Impairment of our goodwill would reduce our net income in the period of any such write down. We are required to evaluate the goodwill recorded on our balance sheet at least annually, or when circumstances indicate a potential impairment. If we determine that the goodwill is impaired, we would be required to write off a portion or all of the goodwill. The adverse economic impacts of the COVID-19 pandemic and other adverse economic impacts of general business conditions on our business may increase the potential of a goodwill impairment. At October 31, 2022, the carrying value of our goodwill was $1,464.5 million.

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
We sponsor various pension and similar benefit plans worldwide. Our U.S. and non-U.S. pension and post-retirement plans were underfunded by an aggregate of $27.2 million and $7.2 million, respectively, as of October 31, 2022. We may be legally required to make cash contributions to our pension plans in the future, and those cash contributions could be material.
In 2023, we expect, but are not obligated, to make cash contributions and direct benefit payments of approximately $28.4 million and $1.0 million to our U.S. and non-U.S. pension and post-retirement plans, respectively, which we believe will be sufficient to meet the minimum funding requirements under applicable laws. Our future funding obligations for our pension and post-retirement plans depend upon the levels of benefits provided for by these plans, the future performance of assets set aside for these plans, the rates of interest used to determine funding levels, the impact of potential business dispositions, actuarial data and experience, and any changes in government laws and regulations. Accordingly, our future funding requirements for our pension and post-retirement plans could be higher than expected, which could have a material adverse effect on our financial condition and liquidity.
In addition, our pension plans hold a material amount of equity securities. If the market values of these securities decline, our pension expense and funding requirements will increase, which could have a material adverse effect on our financial condition and liquidity.
Any decrease in interest rates or asset returns, if any, to the extent not offset by contributions, could increase our obligations under our pension plans. If the performance of assets held in these pension plans does not meet our expectations, our cash contributions for these plans could be higher than we expect, which could have a material adverse effect on our financial condition and liquidity.
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
We believe it is likely that the scientific and political attention to issues concerning the extent and causes of climate change will continue, with new and more restrictive legislation regulations and focus on environmental, social and governance ("ESG") initiatives that could affect our financial condition, results of operations and cash flows. Foreign, federal, state and local regulatory and legislative bodies, such as the Security and Exchange Commission have proposed various legislative and regulatory measures relating to increased transparency and standardization of reporting related to factors that may include climate change, regulating GHG emissions, recycling of plastic materials, and energy policies, including waste tax, and other governmental charges and mandates. If such legislation or regulations are enacted, we could incur increased energy, environmental and other costs and capital expenditures to comply with the limitations. Failure to comply with these regulations could result in fines to our Company and could affect our business, financial condition, results of operations and cash flows. We could also face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change.
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
We may be Unable to Achieve Our Greenhouse Gas Emission Reduction Targets by 2030.
In April 2021, we announced a GHG emission reduction target to reduce our absolute Scope 1 and 2 emissions by 28 percent by 2030 as part of our ESG and sustainability strategy. Achievement of these targets depends on our execution of operational strategies relating to investments in energy efficient equipment and options to utilize other alternative energy sources. Execution of these strategies and achievements of our 2030 target is subject to risk and uncertainties, many of which are out of our control. These risks and uncertainties include, but are not limited to our ability to execute our strategies and achieve our goals within the currently projected costs and expected timeframes; availability, use and success of on and off-site renewable energy; availability and cost of zero-emissions electric equipment and vehicles; outcome of research efforts and future technology developments such as growing our post-consumer resin product offerings and downgauging our current portfolio; availability of purchasing high quality recycled materials; growing our life cycle services network; the increased cost and availability of virtual power purchase agreements; and the long timeline to complete certain sustainability projects. There are no assurances that we will be able to successfully execute our strategies and achieve our 2030 targets. Failure to achieve our targets could damage our reputation, customer and investor relationships or our access to financing. Further, given investors' increased focus related to environmental, social and governance matters, such a failure could cause stockholders to reduce their ownership holdings, all of which, in turn could adversely affect our business, financial condition, results of operations and cash flows and reduce our stock price.
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
In addition, laws, rules and regulations, as well as the interpretation and administration of such laws and regulations by governmental agencies, can change and restrict or prohibit the manner in which we conduct our current operations, require additional permits to engage in some or all of our current operations, or increase the cost of some or all our operations. For example, the U.S. EPA has indicated potential forthcoming changes to the regulatory framework that may impact our reconditioning business requiring a change to our processes and operations going forward. Such changes could adversely affect our business, financial condition, results of operations and cash flows.
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
We are subject to laws, rules and regulations relating to certain raw materials used in our business. For example, certain resins and epoxy-based coatings used in our rigid container business may contain Bisphenol-A ("BPA"), a chemical monomer that can be toxic in sufficient quantities, and is used in several food contact applications. Regulatory agencies in several jurisdictions worldwide have found these materials to be safe for food contact at current levels, but a significant change in regulatory rulings concerning BPA could have an adverse effect on our business. In addition, per- and polyfluoroalkyl substances (“PFAS”) are a group of manufactured chemicals used in consumer and industrial products with properties that resist oil, water, temperature, chemicals and fire. The strength of these PFAS compounds also means that they do not easily degrade and have been shown to accumulate overtime in the environment. In the U.S., Europe and other countries where we operate, there is heightened governmental and regulatory scrutiny on PFAS and contamination of soil, air and water, specifically in drinking water. Governmental inquiries or lawsuits involving PFAS could lead to us incurring liability for damages or other costs, civil proceedings, including personal injury claims, class actions, the imposition of fines and penalties, or other remedies, as well as restrictions on or added costs for our business operations going forward. These laws, rules and regulations, as well as investigations and resulting claims by individuals and other businesses, could adversely affect our business, financial condition, results of operations and cash flows.
At the EU-level, many laws and regulations are designed to protect human health and the environment. For example, Directive 2004/35/EC concerns obligations to remedy damages to the environment, which could require us to remediate contamination identified at sites we own or use. Other EU regulations and directives limit pollution from industrial activities, reduce emissions to air, water and soil, protect water resources, reduce waste, promote recycling, reuse or reduction of materials used, achieving a circular economy, protect employee health and safety and regulate the registration, evaluation, authorization and restriction of chemicals. The European Commission published its “Fit for 55” package in July 2021; a collection of new legislative proposals and amendments to existing rules aimed at implementing the EU’s target of cutting greenhouse gas emissions by 55% by 2030. In addition to existing green taxes on energy use, a new EU plastic tax has been introduced. Specifically, there is heightened focus and in some cases a requirement by customers and regulators to use Post-Consumer Resin ("PCR") to manufacture more sustainable packaging. If we are unable to effectively source PCR or innovate our current product offerings to meet this demand, this could negatively affect our business and results of operations. Failure to comply with these and other laws, or a change in the applicable legal framework, for example the increased enforcement of environmental regulations in the U.S., Europe, China or other countries or customer requirements, could affect our business, financial condition, results of operations and cash flows, in addition to those of our customers.
Our customers in the food and pharmaceutical industry are subject to increasing laws, rules and regulations relating to safety. As a result, customers may demand that changes be made to our products or facilities, as well as other aspects of our production processes, that may require the investment of capital. The failure to comply with these requests could adversely affect our relationships with some customers and result in negative effects on our business, financial condition, results of operations and cash flows.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following are our principal operating locations that are either leased or owned as of October 31, 2022. We consider our operating properties to be in satisfactory condition and adequate to meet our present needs. However, we expect to make further additions, improvements and consolidations of our properties to support our business. Our global headquarters is located in Delaware, Ohio, USA. We utilize two main shared service center locations, with one in North America and the other in Europe.

Location	Global Industrial Packaging	Paper Packaging & Services	Total
Argentina	3	—	3
Belgium	2	—	2
Brazil	8	—	8
Canada	1	4	5
China	8	—	8
France	3	—	3
Germany	4	—	4
Hungary	1	—	1
Israel	1	—	1
Italy	3	—	3
Mexico	2	—	2
Netherlands	5	—	5
Poland	1	—	1
Portugal	1	—	1
Russia	9	—	9
Saudi Arabia	2	—	2
Singapore	1	—	1
Spain	3	—	3
Sweden	1	—	1
United Kingdom	2	—	2
United States	31	78	109
Totals	92	82	174

Classification	Global Industrial Packaging	Paper Packaging & Services	Total
Owned	60	47	107
Leased	32	35	67
Totals	92	82	174

We also own a substantial amount of timber properties. Our timber properties consisted of approximately 175,000 acres in the southeastern United States as of October 31, 2022.
ITEM 3. LEGAL PROCEEDINGS
We are not a party to any pending legal proceedings that are material to our business or financial condition.
From time to time, we have been a party to legal proceedings arising at the country, state or local level involving environmental sites to which we have shipped, directly or indirectly, small amounts of toxic waste, such as paint solvents. As of the filing date of this Form 10-K, we have been classified only as a “de minimis” participant in such proceedings. We are not a party to any legal proceedings involving a governmental authority and arising under any federal, state or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment and involving potential monetary sanctions in excess of $300,000, other than described below.
In July 2017, the Wisconsin Department of Natural Resources (“WDNR”) issued Notices of Violation to us and Container Life Cycle Management LLC, our U.S. reconditioning joint venture ("CLCM") with respect to three reconditioning facilities in the

Milwaukee, Wisconsin area that are or were owned by CLCM regarding alleged violations of Wisconsin laws related to hazardous waste, air management and industrial storm water. In November 2017, the United States Environmental Protection Agency (“U.S. EPA”) issued a Notice of Violation to us and CLCM with respect to these same reconditioning facilities regarding alleged violations of the federal Resource Conservation and Recovery Act (“RCRA”), primarily related to the alleged unlawful storage and treatment of hazardous wastes without RCRA licenses and alleged violations of RCRA’s requirements related to hazardous waste determinations and hazardous waste activity notifications, and Wisconsin laws related to hazardous waste. In November 2017, the U.S. EPA issued Notices and Findings of Violations to CLCM with respect to two of these reconditioning facilities regarding alleged violations of the federal Clean Air Act, primarily related to air management, and Wisconsin laws related to air management. The U.S. EPA and the WDNR have rescinded the Notices of Violations relating to us and have reached agreement with CLCM on a proposed consent decree that would resolve these investigations and proceedings against CLCM (the “Proposed CLCM Consent Decree”). On November 30, 2022, the U.S. EPA and the WDNR filed an action in the U.S. District Court, Eastern District of Wisconsin, seeking the Court’s approval of the Proposed CLCM Consent Decree. Under the Proposed CLCM Consent Decree, CLCM, without admitting any wrongdoing, has agreed to modify certain existing operational practices, install and operate specific environmental controls and pay civil penalties of approximately $1.6 million. The Proposed CLCM Consent Decree is not final and effective unless and until approved by the Court.
ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of our Class A and Class B Common Stock are listed on the New York Stock Exchange under the symbols GEF and GEF.B, respectively.
As of December 12, 2022, there were 328 stockholders of record of the Class A Common Stock and 58 stockholders of record of the Class B Common Stock.
We pay quarterly dividends of varying amounts computed on the basis described in Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. The annual dividends paid for the last two years are as follows:
2022 Dividends per Share – Class A $1.88; Class B $2.81
2021 Dividends per Share – Class A $1.78; Class B $2.66
The terms of our current secured credit facilities and United States accounts receivable credit facility limit our ability to make restricted payments, which include dividends and purchases, redemptions and acquisitions of our equity interests. The payment of dividends and other restricted payments are subject to the condition that certain defaults not exist under the terms of our current secured credit facilities and United States accounts receivable credit facility and, in the event that certain defaults exist, are limited in amount by a formula based, in part, on our consolidated net income. See “Liquidity and Capital Resources – Borrowing Arrangements” in Item 7 of this Form 10-K.
Purchases of Equity Securities by the Issuer
In June 2022, the Stock Repurchase Committee of our Board of Directors authorized a program to repurchase up to $150.0 million of shares of our Class A or Class B Common Stock or any combination thereof. On June 23, 2022, we entered into a $75.0 million accelerated share repurchase agreement ("ASR") with Bank of America, N.A. for the repurchase shares of our Class A Common Stock. In addition, we plan to repurchase an aggregate of $75.0 million of shares of our Class A or Class B Common Stock, or any combination thereof, in open market purchases ("OSR program").
Under the ASR, on June 24, 2022, we made a payment of $75.0 million and received an initial delivery of approximately 80% of the expected share repurchases, or 1,021,451 shares of Class A Common Stock, with any remaining shares expected to be delivered by our second quarter 2023. The ASR has been accounted for as a purchase of shares of Class A Common Stock and a forward purchase contract. The final number of shares of Class A Common Stock to be repurchased will be based on the volume-weighted average price of the shares of our Class A Common Stock during the term of the ASR less a discount. We have treated the shares of Class A Common Stock delivered as treasury shares as of the date the shares were physically delivered in computing the weighted average shares outstanding of Class A Common Stock for both basic and diluted earnings per share. The forward stock purchase contract was determined to be indexed to our own stock and met all of the applicable criteria for equity classification.
We began making repurchases of Class B Common Stock under the OSR program on September 9, 2022, and we may continue to make open market repurchases over the next 12 to 18 months under this program, all in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The timing of any such repurchases will depend on market conditions and will be made at our discretion. While we intend to repurchase up to $75.0 million of shares, we are not obligated to repurchase any dollar amount or number or class of shares and may suspend or discontinue repurchases at any time. As of October 31, 2022, 170,980 shares of Class B Common Stock had been repurchased under the OSR program.
See Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding this program and the repurchase of shares of Class A and B Common Stock.
During the three months ended October 31, 2022, our repurchases of shares of our Class A and Class B Common Stock were as follows:

Period	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share of Class A Common Stock*	Total Number of Shares of Class B Common Stock Purchased	Average Price Paid per Share of Class B Common Stock*	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet be Purchased Under the Program
August 1 to August 31, 2022	—	$—	—	$—	—	$75,000,000
September 1 to September 30, 2022	—	—	68,117	63.68	68,117	70,662,545
October 1 to October 31, 2022	—	—	102,863	65.87	102,863	63,887,403
Total	—	—	170,980	64.99	170,980
*Average price paid per share reflects the weighted average purchase price paid for shares.

Performance Graph
The following graph compares the performance of shares of our Class A and B Common Stock to that of the Standard and Poor’s 500 Index and the Dow Jones United States Containers and Packaging Index ("DJUSCP") assuming $100 invested on October 31, 2017 and reinvestment of dividends for each subsequent year. The graph does not purport to represent our value.

$250
$200
$150
$100
$50
$0
Indexed Prices
10/31/17
10/31/18
10/31/19
10/31/20
10/31/21
10/31/22
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
The non-GAAP financial measures of EBITDA and Adjusted EBITDA are used throughout the following discussion of our results of operations, both for our consolidated and segment results. For our consolidated results, EBITDA is defined as net income, plus interest expense, net, plus debt extinguishment charges, plus income tax expense, plus depreciation, depletion and amortization, and Adjusted EBITDA is defined as EBITDA plus restructuring charges, plus timberland gains, net, plus acquisition and integration related costs, plus non-cash asset impairment charges, plus non-cash pension settlement (income) charges, plus incremental COVID-19 costs, net, plus (gain) loss on disposal of properties, plants, equipment and businesses, net.
Since we do not calculate net income by reportable segment, EBITDA and Adjusted EBITDA by reportable segment are reconciled to operating profit by reportable segment. In that case, EBITDA is defined as operating profit by reportable segment less other (income) expense, net, less non-cash pension settlement (income) charges, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization expense for that reportable segment, and Adjusted EBITDA is defined as EBITDA plus restructuring charges, plus timberland gains, net, plus acquisition and integration related costs, plus non-cash asset impairment charges, plus non-cash pension settlement charges, plus incremental COVID-19 costs, net, plus (gain) loss on disposal of properties, plants, equipment and businesses, net, for that reportable segment.
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

The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our reportable segments for 2022, 2021 and 2020:

Year Ended October 31, (in millions)	2022	2021	2020
Net sales:
Global Industrial Packaging	$3,652.4	$3,316.7	$2,571.8
Paper Packaging & Services	2,675.1	2,218.4	1,916.9
Land Management	22.0	21.0	26.3
Total net sales	$6,349.5	$5,556.1	$4,515.0
Operating profit:
Global Industrial Packaging	$313.7	$350.2	$225.4
Paper Packaging & Services	298.5	131.0	71.0
Land Management	9.0	104.0	8.5
Total operating profit	$621.2	$585.2	$304.9
EBITDA:
Global Industrial Packaging	$383.5	$432.7	$307.0
Paper Packaging & Services	439.0	269.9	225.9
Land Management	11.8	107.3	13.0
Total EBITDA	$834.3	$809.9	$545.9
Adjusted EBITDA:
Global Industrial Packaging	$458.2	$453.3	$324.3
Paper Packaging & Services	450.5	302.0	306.4
Land Management	8.8	8.9	11.9
Total Adjusted EBITDA	$917.5	$764.2	$642.6

The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for 2022, 2021 and 2020:

Year Ended October 31, (in millions)	2022	2021	2020
Net income	$394.0	$413.2	$124.3
Plus: interest expense, net	61.2	92.7	115.8
Plus: debt extinguishment charges	25.4	—	—
Plus: income tax expense	137.1	69.6	63.3
Plus: depreciation, depletion and amortization expense	216.6	234.4	242.5
EBITDA	$834.3	$809.9	$545.9
Net income	$394.0	$413.2	$124.3
Plus: interest expense, net	61.2	92.7	115.8
Plus: debt extinguishment charges	25.4	—	—
Plus: income tax expense	137.1	69.6	63.3
Plus: non-cash pension settlement charges	—	9.1	0.3
Plus: other expense, net	8.9	4.8	2.7
Plus: equity earnings of unconsolidated affiliates, net of tax	(5.4)	(4.2)	(1.5)
Operating profit	621.2	585.2	304.9
Less: other expense, net	8.9	4.8	2.7
Less: non-cash pension settlement charges	—	9.1	0.3
Less: equity earnings of unconsolidated affiliates, net of tax	(5.4)	(4.2)	(1.5)
Plus: depreciation, depletion and amortization expense	216.6	234.4	242.5
EBITDA	834.3	809.9	545.9
Plus: restructuring charges	13.0	23.1	38.7
Plus: timberland gains, net	—	(95.7)	—
Plus: acquisition and integration related costs	8.7	9.1	17.0
Plus: non-cash asset impairment charges	71.0	8.9	18.5
Plus: non-cash pension settlement charges	—	9.1	0.3
Plus: incremental COVID-19 costs, net	—	3.3	2.6
Plus: (gain) loss on disposal of properties, plants, equipment, and businesses, net	(9.5)	(3.5)	19.6
Adjusted EBITDA	$917.5	$764.2	$642.6

The following table sets forth EBITDA and Adjusted EBITDA for each of our reportable segments, reconciled to the operating profit for each reportable segment, for 2022, 2021 and 2020:

Year Ended October 31, (in millions)	2022	2021	2020
Global Industrial Packaging
Operating profit	$313.7	$350.2	$225.4
Less: other expense, net	9.5	4.5	4.0
Less: non-cash pension settlement charges	—	0.3	0.4
Less: equity earnings of unconsolidated affiliates, net of tax	(5.4)	(4.2)	(1.5)
Plus: depreciation and amortization expense	73.9	83.1	84.5
EBITDA	383.5	432.7	307.0
Plus: restructuring charges	9.1	17.1	28.8
Plus: acquisition and integration related costs	0.4	—	—
Plus: non-cash asset impairment charges	69.4	2.7	6.0
Plus: non-cash pension settlement charges	—	0.3	0.4
Plus: incremental COVID-19 costs, net	—	1.8	0.7
Plus: gain on disposal of properties, plants, equipment, and businesses, net	(4.2)	(1.3)	(18.6)
Adjusted EBITDA	$458.2	$453.3	$324.3
Paper Packaging & Services
Operating profit	$298.5	$131.0	$71.0
Less: other (income) expense, net	(0.6)	0.3	(1.3)
Less: non-cash pension settlement charges (income)	—	8.8	(0.1)
Plus: depreciation and amortization expense	139.9	148.0	153.5
EBITDA	439.0	269.9	225.9
Plus: restructuring charges	3.9	5.9	9.9
Plus: acquisition and integration related costs	8.3	9.1	17.0
Plus: non-cash asset impairment charges	1.6	5.0	12.5
Plus: non-cash pension settlement charges (income)	—	8.8	(0.1)
Plus: incremental COVID-19 costs, net	—	1.5	1.9
Plus: (gain) loss on disposal of properties, plants, equipment, and businesses, net	(2.3)	1.8	39.3
Adjusted EBITDA	$450.5	$302.0	$306.4
Land Management
Operating profit	$9.0	$104.0	$8.5
Plus: depreciation and depletion expense	2.8	3.3	4.5
EBITDA	11.8	107.3	13.0
Plus: restructuring charges	—	0.1	—
Plus: timberland gains, net	—	(95.7)	—
Plus: non-cash asset impairment charges	—	1.2	—
Plus: gain on disposal of properties, plants, equipment, and businesses, net	(3.0)	(4.0)	(1.1)
Adjusted EBITDA	$8.8	$8.9	$11.9

Year 2022 Compared to Year 2021
Net Sales
Net sales were $6,349.5 million for 2022 compared with $5,556.1 million for 2021. The $793.4 million increase was primarily due to higher average selling prices across the reportable segments, partially offset by lower volumes, foreign currency translation, and the impact to net sales resulting from the divestiture of the Flexibles Product & Services business in the second quarter of 2022 (the "FPS Divestiture"). See the "Segment Review" below for additional information on net sales by reportable segment during 2021.
Gross Profit
Gross profit increased $192.4 million to $1,285.4 million for 2022 from $1,093.0 million for 2021. The respective reasons for changes in gross profit for each reportable segment are described below in the "Segment Review." Gross profit margin was 20.2 percent for 2022 compared to 19.7 percent for 2021.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased $15.1 million to $581.0 million for 2022 from $565.9 million for 2021. SG&A expenses were 9.2 percent of net sales for 2022 compared with 10.2 percent of net sales for 2021.
Financial Measures
Operating profit was $621.2 million for 2022 compared with $585.2 million for 2021. Net income was $394.0 million for 2022 compared with $413.2 million for 2021. Adjusted EBITDA was $917.5 million for 2022 compared with $764.2 million for 2021. The respective reasons for the improvement or decline in Adjusted EBITDA, as the case may be, for each reportable segment are described below in the "Segment Review."
Trends
We anticipate that overall customer demand for our Global Industrial Packaging products will continue to weaken through the first quarter and remain soft through the second quarter due to the unsettled macroeconomic environment. In addition, we expect steel prices to continue to decline in Europe and North America through the first quarter, which will continue to compress gross profit margins in the Global Industrial Packaging business segment through the second quarter. During the second half of the year, we expect customer demand to improve and higher priced steel inventory to work through our system, which in turn will improve gross profit margins.
In our Paper Packaging and Services business segment, we anticipate that weakness in customer demand will continue through the first quarter and the beginning of the second quarter and then start to sequentially improve, particularly over the second half of the year. The price of old corrugated containers will remain stable into the second quarter, but then start to increase throughout the year.
We anticipate resin prices and the prices of other direct materials, as well as prices for transportation, labor, and utilities, to remain relatively stable through the year.
We continue to actively monitor the impact and consequences of the invasion of Ukraine by Russia. As of October 31, 2022, our operations in Russia account for approximately 3 percent of our total sales, approximately 6 percent of our operating profit, and approximately 2 percent of our total assets.
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
Net sales were $3,652.4 million for 2022 compared with $3,316.7 million for 2021. The $335.7 million increase in net sales was primarily due to higher average sale prices, partially offset by lower volumes, foreign currency translation and the impact to net sales resulting from the FPS Divestiture.
Gross profit was $692.6 million for 2022 compared with $684.1 million for 2021. The $8.5 million increase in gross profit was primarily due to the same factors that impacted net sales, partially offset by higher raw material, utility and transportation costs. Gross profit margin decreased to 19.0 percent in 2022 from 20.6 percent in 2021.
Operating profit was $313.7 million for 2022 compared with $350.2 million for 2021. The $36.5 million decrease was primarily due to the $62.4 million non-cash impairment charge related to the FPS Divestiture, partially offset by the same factors that increased gross profit and a reduction in SG&A expenses. Adjusted EBITDA was $458.2 million for 2022 compared with $453.3 million for 2021. The $4.9 million increase was primarily due to the same factors that impacted gross profit.
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
Net sales were $2,675.1 million for 2022 compared with $2,218.4 million for 2021. The $456.7 million increase was primarily due to higher average sale prices of containerboard and boxboard, partially offset by lower volumes.
Gross profit was $584.5 million for 2022 compared with $401.3 million for 2021. The $183.2 million increase in gross profit was primarily due to the same factors that impacted net sales, partially offset by higher raw material, transportation, labor, and utility costs. Gross profit margin increased to 21.8 percent in 2022 from 18.1 percent in 2021.
Operating profit was $298.5 million for 2022 compared with $131.0 million for 2021. The $167.5 million increase in operating profit was primarily due to the same factors that impacted gross profit, partially offset by higher SG&A expenses. Adjusted EBITDA was $450.5 million for 2022 compared with $302.0 million for 2021. The $148.5 million increase was due primarily to the same factors that impacted operating profit.
Land Management
As of October 31, 2022, our Land Management reportable segment consisted of approximately 175,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management reportable segment are:
•Planned level of timber sales;
•Selling prices and customer demand;
•Gains on timberland sales; and
•Gains on the disposal of development, surplus and HBU properties (“special use property”).
As of October 31, 2022, we estimated that there were 18,800 acres in the United States of special use property, which we expect will be available for sale in the next four to six years.
Net sales increased to $22.0 million for 2022 compared with $21.0 million for 2021.

Operating profit decreased to $9.0 million for 2022 from $104.0 million for 2021. During 2021, we completed the sale of approximately 69,200 acres of timberlands in southwest Alabama (the "2021 Timberland Sale") which resulted in timberland gains of $95.7 million. Adjusted EBITDA was $8.8 million and $8.9 million for 2022 and 2021, respectively.
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
We report the sale of timberland property in "timberland gains, net," the sale of HBU and surplus property in “gain on disposal of properties, plants and equipment, net” and the sale of timber and development property under “net sales” and “cost of products sold" in our consolidated statements of income. All HBU and development property, together with surplus property, is used to productively grow and sell timber until the property is sold.
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
Income Tax Expense
We had operations in over 35 countries during 2022. Operations outside the United States are subject to additional risks that may not exist, or be as significant, within the United States. Because of our global operations in numerous countries, we are required to address different and complex tax systems and issues which are constantly changing.
The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The Act includes various tax provisions including a 1 percent excise tax on stock repurchases, various tax credits to incentivize clean energy investments and a corporate minimum tax generally applicable to US corporations with average adjusted financial statement income exceeding $1.0 billion. We have evaluated the IRA provisions and determined they will not have a material impact on our financial positions or cash flows, nor will it materially change any accounting policies, business processes or internal controls.
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
Income tax expense for 2022 was $137.1 million on $525.7 million of pretax income and for 2021 was $69.6 million on $478.6 million of pretax income. The $67.5 million increase in income tax expense for 2022 was primarily attributable to an increase in pre-tax earnings in 2022 and a net $58.6 million of book losses that were recorded as a result of the disposal of the Flexible Products and other businesses for which limited tax benefits were available. Further, in 2021 we recognized deferred tax assets related to capital losses, which offset capital gains resulting from the sale of timberland.

We analyze potential income tax liabilities related to uncertain tax positions in the United States and international jurisdictions. The analysis of potential income tax liabilities results in estimates recognized for uncertain tax positions following the guidance of ASC 740, “Income Taxes.” The estimation of potential tax liabilities related to uncertain tax positions involves significant judgment in evaluating the impact of uncertainties in the application of ASC 740 and complex tax laws. We periodically analyze both potential income tax liabilities and existing liabilities for uncertain tax positions resulting in both new reserves and adjustments to existing reserves in light of changing facts and circumstances. This includes the release of existing liabilities for uncertain tax positions based on the expiration of statutes of limitation. During 2022, lapses in the statute of limitations, which were partially offset by the recognition of new uncertain tax position liabilities recorded during the current year, resulted in an overall net decrease in our uncertain tax position liability. The net 2022 activity in uncertain tax positions provided a $2.5 million benefit over the prior year.
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
See Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further information.
Other Comprehensive Income (Loss) Changes
Foreign currency translation
In accordance with ASC 830, “Foreign Currency Matters,” the assets and liabilities denominated in a foreign currency are translated into United States Dollars at the rate of exchange existing at the end of the current period, and revenues and expenses are translated at average exchange rates over the month in which they are incurred. The cumulative translation adjustments, which represent the effects of translating assets and liabilities of our international operations, are presented in the consolidated statements of changes in equity in accumulated other comprehensive income (loss). During 2022, we completed the FPS Divestiture and $113.1 million of foreign currency translation adjustment was released.
Recent Events
On December 15, 2022, we completed our previously announced acquisition of Lee Container Corporation, Inc. for a purchase price of $300.0 million in cash. The all-cash transaction was funded through our existing credit facility. The operations of the acquired business will be reported in our Global Industrial Packaging business segment. Due to the limited time since we have completed the acquisition, we have not yet completed the initial acquisition accounting for the transaction, including the determination of the fair values of the assets acquired and the liabilities assumed. We anticipate completing the preliminary purchase price allocation in the first fiscal quarter of 2023, which would then be reflected in our January 31, 2023 financial statements. The results of operations of the acquired business will be included in our results from December 15, 2022, the date of the closing of the acquisition.
Year 2021 Compared to Year 2020
Results of our fiscal year 2021 compared to our fiscal year 2020 are included in our Annual Report on Form 10-K for the year ended October 31, 2021, File No. 001-00566 (see Item 7 therein).
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

Cash Flow

Year Ended October 31, (in millions)	2022	2021
Net cash provided by operating activities	$657.5	$396.0
Net cash (used in) provided by investing activities	(28.2)	46.8
Net cash used in financing activities	(531.0)	(422.9)
Reclassification of cash to assets held for sale	—	0.5
Effects of exchange rates on cash	(75.8)	(1.7)
Net increase in cash and cash equivalents	22.5	18.7
Cash and cash equivalents at beginning of year	124.6	105.9
Cash and cash equivalents at end of year	$147.1	$124.6
Operating Activities
The $140.4 million decrease in accounts receivable to $749.1 million as of October 31, 2022 from $889.5 million as of October 31, 2021 was primarily due to decreases in net sales during the last fiscal quarter of 2022.
The $95.9 million decrease in inventories to $403.3 million as of October 31, 2022 from $499.2 million as of October 31, 2021 was primarily due to decreases in raw material prices and decreased purchases during the last fiscal quarter of 2022, in line with decreased demand.
The $143.2 million decrease in accounts payable to $561.3 million as of October 31, 2022 from $704.5 million as of October 31, 2021 was primarily due to decreased raw material prices and timing of payable settlements.
Investing Activities
During 2022 and 2021, we invested $176.3 million and $140.7 million, respectively, of cash in capital expenditures. These investments exclude $6.7 million and $6.6 million of cash purchases and investments in timber properties during 2022 and 2021, respectively.
During 2022, we received $139.2 million of cash from sale of businesses, primarily from the FPS Divestiture.
During 2021, we sold approximately 69,200 acres of our timberland properties in southwest Alabama to Weyerhaeuser Company for approximately $145.1 million in cash after closing costs, which totaled $4.3 million. Proceeds were applied to debt repayment.
Financing Activities
We paid cash dividends to stockholders of Greif, Inc. in the amount of $111.3 million and $105.8 million for the years ended October 31, 2022 and 2021, respectively. We paid dividends to non-controlling interests in the amount of $17.2 million and $7.8 million for the years ended October 31, 2022 and 2021, respectively.
During 2022, we paid down $189.4 million of long-term debt, net of proceeds. We paid $20.8 million of debt extinguishment charges and debt issuance costs related to our debt refinancing.
During 2022, we paid $86.1 million for the share repurchase program.
During 2021, we paid at maturity the €200.0 million Senior Notes due 2021 in full from the proceeds of the $225.0 million Incremental Term A-3 Loan.

Financial Obligations
Borrowing Arrangements
Long-term debt is summarized as follows:

(in millions)	October 31, 2022	October 31, 2021
2022 Credit Agreement - Term Loans	$1,565.0	$—
2019 Credit Agreement - Term Loans	—	1,247.3
Senior Notes due 2027	—	495.9
Accounts receivable credit facilities	311.4	391.1
2022 Credit Agreement - Revolving Credit Facility	41.9	—
2019 Credit Agreement - Revolving Credit Facility	—	50.5
Other debt	0.4	0.6
	1,918.7	2,185.4
Less current portion	71.1	120.3
Less deferred financing costs	8.3	10.3
Long-term debt, net	$1,839.3	$2,054.8
2022 Credit Agreement
On March 1, 2022, we and certain of our U.S. subsidiaries entered into a second amended and restated senior secured credit agreement (the “2022 Credit Agreement”) with a syndicate of financial institutions. The 2022 Credit Agreement amended, restated and replaced in its entirety our previous credit agreement, referred to as the "2019 Credit Agreement".
The 2022 Credit Agreement provides for (a) an $800.0 million secured revolving credit facility, consisting of a $725.0 million multicurrency facility and a $75.0 million U.S. dollar facility, maturing on March 1, 2027, (b) a $1,100.0 million secured term loan A-1 facility with quarterly principal installments commencing on July 31, 2022 and continuing through January 31, 2027, with any outstanding principal balance of such term loan A-1 facility being due and payable on maturity on March 1, 2027, and (c) a $515.0 million secured term loan A-2 facility with quarterly principal installments commencing on July 31, 2022 and continuing through January 31, 2027, with any outstanding principal balance of such term loan A-2 being due and payable on maturity on March 1, 2027. The term loan A-2 facility reflects the combination of the outstanding balances of the secured term A-2 and A-3 loans under the 2019 Credit Agreement.
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
As of October 31, 2022, we had $758.1 million of available borrowing capacity under the $800.0 million secured revolving credit facility provided by the 2022 Credit Agreement, as defined in Note 5 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. On December 15, 2022, we completed the Lee Container acquisition. The all-cash transaction was funded through Greif's existing credit facility.
The 2022 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness (less the aggregate amount of our unrestricted cash and cash equivalents), to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (as used in this paragraph only “EBITDA”) to be greater than 4.00 to 1.00; provided that such leverage ratio is subject to (i) a covenant step-up (as defined in the 2022 Credit Agreement) increase adjustment of 0.50 upon the consummation of, and the following three fiscal quarters after, certain specified acquisitions, and (ii) a collateral release decrease adjustment of 0.25x during any collateral release period (as defined in the 2022 Credit Agreement). The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated EBITDA, to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve month period. As of October 31, 2022, we were in compliance with the covenants and other agreements in the 2022 Credit Agreement.
Senior Notes due 2027
On March 1, 2022, we redeemed all of our outstanding 6.50% Senior Notes due 2027 for $500.0 million, plus a call premium of $16.3 million, with proceeds from our 2022 Credit Agreement.
United States Trade Accounts Receivable Credit Facility
We have a $300.0 million U.S. Receivables Facility, as defined in Note 5 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, which matures on May 17, 2023. As of October 31, 2022, there was a $215.0 million outstanding balance under the U.S. Receivables Facility that is reported as long-term debt in the consolidated balance sheets because we intend to refinance these obligations on a long-term basis and have the intent and ability to consummate a long-term refinancing by renewing the existing agreement or entering into new financing arrangements. The U.S. Receivables Facility also contains events of default and covenants, which are substantially the same as the covenants under the 2022 Credit Agreement. As of October 31, 2022 we were in compliance with these covenants. Proceeds of the U.S. Receivables Facility are available for working capital and general corporate purposes.
International Trade Accounts Receivable Credit Facilities
We have a €100.0 million ($99.6 million as of October 31, 2022) European Receivables Financing Agreement (the "European RFA that matures on April 24, 2023. The $96.4 million outstanding on the European RFA as of October 31, 2022 is reported as long-term debt in the consolidated balance sheets because we intend to refinance these obligations on a long-term basis and have the intent and ability to consummate a long-term refinancing by renewing the existing agreement or entering into new financing arrangements. As of October 31, 2022 we were in compliance with the covenants that relate to the European RFA. Proceeds of the European RFA are available for working capital and general corporate purposes.
See Note 5 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding our financial obligations.
Financial Instruments
Interest Rate Derivatives
As of October 31, 2022, we have various interest rate swaps with a total notional amount of $1,150.0 million, amortizing down over the term, in which we receive variable interest rate payments based on SOFR and in return are obligated to pay interest at a weighted average fixed interest rate of 2.50%, plus a spread. These derivatives are designated as cash flow hedges for accounting purposes and will mature between March 11, 2024 and July 15, 2029.
We are actively monitoring the interest rate market and will execute new interest rate swaps as appropriate. Subsequent to October 31, 2022, we entered into $100.0 million of additional interest rate swaps maturing March 1, 2028.
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
As of October 31, 2022 and 2021, we had outstanding foreign currency forward contracts in the notional amount of $132.1 million and $81.8 million, respectively.
Cross Currency Swaps
We have operations and investments in various international locations and are subject to risks associated with changing foreign exchange rates. We have cross currency interest rate swaps that synthetically swap $334.4 million of fixed rate debt to Euro denominated fixed rate debt. We receive a weighted average rate of 1.56%. These agreements are designated as either net investment hedges or cash flow hedges for accounting purposes and will mature between March 6, 2023 and October 5, 2026.
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
Other Liquidity Considerations
Post-Retirement Benefit Plans
We have no near-term post-retirement benefit plan funding obligations. We intend to make a post-retirement benefit plan contribution of $29.4 million during 2023, which we anticipate will consist of $24.2 million of employer contributions and $5.2 million of benefits paid directly by the employer. See Note 9 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding our post-retirement benefit plans.
Contingent Liabilities and Environmental Reserves
Environmental reserves are estimates based on current remediation plans; actual liabilities could significantly differ from the reserve estimates. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding our contingent liabilities and environmental reserves.
Stock Repurchase Program
In June 2022, the Stock Repurchase Committee of our Board of Directors authorized a program to repurchase up to $150.0 million of shares of our Class A or Class B Common Stock or any combination thereof. On June 23, 2022, we entered into a $75.0 million accelerated share repurchase agreement ("ASR") with Bank of America, N.A. for the repurchase of shares of our Class A Common Stock. In addition, we plan to repurchase an aggregate of $75.0 million of shares of our Class A or Class B Common Stock, or any combination thereof, in open market purchases ("OSR program").
Under the ASR, on June 24, 2022, we made a payment of $75.0 million and received an initial delivery of approximately 80% of the expected share repurchases, or 1,021,451 shares of Class A Common Stock, with any remaining shares expected to be delivered by our second quarter 2023. The ASR has been accounted for as a purchase of shares of Class A Common Stock and a forward purchase contract. The final number of shares of Class A Common Stock to be repurchased will be based on the volume-weighted average price of the shares of our Class A Common Stock during the term of the ASR less a discount. We have treated the shares of Class A Common Stock delivered as treasury shares as of the date the shares were physically delivered in computing the weighted average shares outstanding of Class A Common Stock for both basic and diluted earnings per share. The forward stock purchase contract was determined to be indexed to our own stock and met all of the applicable criteria for equity classification.
We began making repurchases of Class B Common Stock under the OSR program on September 9, 2022, and we may continue to make open market repurchases over the next 12 to 18 months under this program, all in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The timing of any such repurchases will depend on market conditions and will be made at our discretion. While we intend to repurchase up to $75.0 million of shares, we are not obligated to repurchase any dollar amount or number or class of shares and may suspend or discontinue repurchases at any time. As of October 31, 2022, 170,980 shares of Class B Common Stock had been repurchased under the OSR program.
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
Valuation of Goodwill
We account for goodwill in accordance with ASC 350, “Intangibles – Goodwill and Other.” Under ASC 350, goodwill is not amortized, but instead is tested for impairment either annually on August 1 or when events and circumstances indicate an impairment may have occurred. Our goodwill impairment assessment is performed by reporting unit. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. In conducting the annual impairment tests, the estimated fair value of each of our reporting units is compared to its carrying amount including goodwill. If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value we record an impairment of goodwill equal to the amount by which the carrying value exceeds the fair value of the reporting unit, not to exceed the recorded amount of goodwill.
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
The estimated fair value of the reporting units utilized in the impairment test is based on a discounted cash flow analysis or income approach and market multiple approach. Under this method, the principal valuation focus is on the reporting unit’s cash-generating capabilities. The discount rates used for impairment testing are based on a market participant’s weighted average cost of capital. The use of alternative estimates, peer groups or changes in the industry, or adjusting the discount rate, earnings before interest, taxes, depreciation, depletion and amortization, multiples or price earnings ratios used could affect the estimated fair value of the assets and potentially result in impairment. Any identified impairment would result in an adjustment to our results of operations.
In performing the test, we first evaluate qualitative factors, such as macroeconomic conditions and our overall financial performance to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We then evaluate how significant each of the identified factors could be to the fair value or carrying amount of a reporting unit and weigh those factors in totality in forming a conclusion of whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount (the Step 0 Test). If necessary, the next step in the goodwill impairment test involves comparing the fair value of each of the reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, an impairment loss would be recognized (not to exceed the carrying amount of goodwill). We did not utilize any Step 0 tests in 2022.
For all reporting units with goodwill balances, we proceeded directly to the quantitative impairment testing and the fair value exceeded carrying value by at least 29%, so no impairment was deemed to exist. Discount rates and revenue growth rates are the assumptions that are most sensitive and susceptible to change as they require significant management judgment. In addition, certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumption and demand, could result in changes to those assumptions and judgments. A revision of those assumptions could cause the fair value of the reporting unit to fall below its respective carrying value. If in future years, our reporting units' actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to recognize material impairments to goodwill.
The following table summarizes the carrying amount of goodwill by reporting unit for the year ended October 31, 2022 and 2021:

	Goodwill Balance
(in millions)	October 31, 2022	October 31, 2021
Global Industrial Packaging
North America	$286.0	$286.0
Europe, Middle East and Africa	315.4	364.1
Asia Pacific	95.2	97.2
Paper Packaging & Services	767.9	768.1
Total	$1,464.5	$1,515.4
*The Global Industrial Packaging: Latin America and Land Management reporting units have no goodwill balance at either reporting period.
Recent Accounting Standards
See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for a detailed description of recently issued and newly adopted accounting standards.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to interest rate risk related to our financial instruments that include borrowings under the 2022 Credit Agreement and proceeds from U.S. Receivables Facility and the European RFA, and cross currency and interest rate swap agreements. We do not enter into financial instruments for trading or speculative purposes. The interest rate swap agreements have been entered into to manage our exposure to variability in interest rates.
We have various interest rate swaps with a total notional amount of $1,150.0 million, maturing between March 11, 2024 and July 15, 2029. We receive variable interest rate payments based upon one-month U.S. dollar SOFR, and in return are obligated to pay interest at a weighted average fixed interest rate of 2.50%, plus a spread.
Losses reclassified to earnings under these interest rate swaps were recorded in the amount of $8.4 million, $18.1 million and $16.5 million for the years ended October 31, 2022, 2021 and 2020, respectively.
We have various cross currency interest rate swaps that synthetically swap $334.4 million of fixed rate debt to Euro denominated fixed rate debt. We receive a weighted average rate of 1.56%. These agreements are designated as either net investment hedges or cash flow hedges for accounting purposes and will mature between March 6, 2023 and October 5, 2026.
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

Gains on the cross currency swap agreement was recorded in interest expense for the amount of $5.8 million, $2.2 million and $2.4 million for the years ended October 31, 2022, 2021 and 2020, respectively.
Currency Risk
As a result of our international operations, our operating results are subject to fluctuations in currency exchange rates. The geographic presence of our operations mitigates this exposure to some degree. Additionally, our transaction exposure is somewhat limited because we produce and sell a majority of our products in local currency within most countries in which we operate
As of October 31, 2022 and 2021 we had outstanding foreign currency forward contracts in the notional amount of $132.1 million and $81.8 million, respectively. The purpose of these contracts is to hedge our exposure to foreign currency transactions and short-term intercompany loan balances in our international businesses. These contracts resulted in realized gains (losses) recorded in other expense, net of $(6.2) million, $0.4 million and $(3.2) million for the years ended October 31, 2022, 2021 and 2020, respectively.
A sensitivity analysis (with respect only to these instruments) to changes in the foreign currencies hedged indicates that if the U.S. dollar strengthened by 10 percent, the fair value of these instruments would increase by $6.9 million to a net asset of $6.6 million. Conversely, if the U.S. dollar weakened by 10 percent, the fair value of these instruments would decrease by $6.6 million to a net liability of $6.8 million.
Commodity Price Risk
We purchase commodities such as steel, resin, containerboard, pulpwood and energy. We do not currently engage in material hedging of these commodities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME

Year Ended October 31, (in millions, except per share amounts)	2022	2021	2020
Net sales	$6,349.5	$5,556.1	$4,515.0
Costs of products sold	5,064.1	4,463.1	3,600.3
Gross profit	1,285.4	1,093.0	914.7
Selling, general and administrative expenses	581.0	565.9	516.0
Restructuring charges	13.0	23.1	38.7
Timberland gains, net	—	(95.7)	—
Acquisition and integration related costs	8.7	9.1	17.0
Non-cash asset impairment charges	71.0	8.9	18.5
Gain on disposal of properties, plants and equipment, net	(8.1)	(3.7)	(19.2)
(Gain) Loss on disposal of businesses, net	(1.4)	0.2	38.8
Operating profit	621.2	585.2	304.9
Interest expense, net	61.2	92.7	115.8
Debt extinguishment charges	25.4	—	—
Non-cash pension settlement charges	—	9.1	0.3
Other expense, net	8.9	4.8	2.7
Income before income tax expense and equity earnings of unconsolidated affiliates, net	525.7	478.6	186.1
Income tax expense	137.1	69.6	63.3
Equity earnings of unconsolidated affiliates, net of tax	(5.4)	(4.2)	(1.5)
Net income	394.0	413.2	124.3
Net income attributable to noncontrolling interests	(17.3)	(22.5)	(15.5)
Net income attributable to Greif, Inc.	$376.7	$390.7	$108.8
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$6.36	$6.57	$1.83
Class B common stock	$9.53	$9.84	$2.74
Diluted earnings per share attributed to Greif, Inc. common shareholders:
Class A common stock	$6.30	$6.54	$1.83
Class B common stock	$9.53	$9.84	$2.74
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended October 31, (in millions)	2022	2021	2020
Net income	$394.0	$413.2	$124.3
Other comprehensive income (loss), net of tax:
Foreign currency translation*	(27.9)	(1.6)	(9.8)
Derivative financial instruments	76.4	21.1	(12.0)
Minimum pension liabilities	(1.1)	50.4	15.1
Other comprehensive income (loss), net of tax	47.4	69.9	(6.7)
Comprehensive income	441.4	483.1	117.6
Comprehensive income attributable to noncontrolling interests	10.5	21.4	2.6
Comprehensive income attributable to Greif, Inc.	$430.9	$461.7	$115.0
*Year ended October 31, 2022 amount includes $113.1 million release of foreign currency translation from business divestment.
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

(in millions)	October 31, 2022	October 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$147.1	$124.6
Trade accounts receivable, net of allowance	749.1	889.5
Inventories:
Raw materials	316.0	390.7
Work-in-process	—	1.5
Finished goods	87.3	107.0
Assets held for sale	1.3	6.9
Prepaid expenses	57.3	54.0
Other current assets	141.3	89.9
	1,499.4	1,664.1
Long-term assets
Goodwill	1,464.5	1,515.4
Other intangible assets, net of amortization	576.2	648.4
Deferred tax assets	10.1	16.3
Pension assets	30.8	39.9
Operating lease assets	254.7	289.4
Other long-term assets	179.2	121.1
	2,515.5	2,630.5
Properties, plants and equipment
Timber properties, net of depletion	226.8	224.6
Land	154.8	161.9
Buildings	515.1	543.8
Machinery and equipment	1,968.3	2,042.3
Capital projects in progress	182.9	137.2
	3,047.9	3,109.8
Accumulated depreciation	(1,592.9)	(1,588.6)
	1,455.0	1,521.2
Total assets	$5,469.9	$5,815.8
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

(in millions)	October 31, 2022	October 31, 2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$561.3	$704.5
Accrued payroll and employee benefits	174.4	160.3
Restructuring reserves	12.3	20.3
Current portion of long-term debt	71.1	120.3
Short-term borrowings	5.7	50.5
Liabilities held for sale	—	0.9
Current portion of operating lease liabilities	48.9	54.0
Other current liabilities	174.2	203.3
	1,047.9	1,314.1
Long-term liabilities
Long-term debt	1,839.3	2,054.8
Operating lease liabilities	209.4	239.5
Deferred tax liabilities	343.6	318.0
Pension liabilities	58.0	78.3
Post-retirement benefit obligations	7.2	11.0
Contingent liabilities and environmental reserves	19.0	19.5
Long-term income tax payable	25.6	27.8
Other long-term liabilities	109.8	153.1
	2,611.9	2,902.0
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interests (Note 15)	15.8	24.1
Equity
Common stock, without par value	173.5	179.3
Treasury stock, at cost	(205.1)	(134.1)
Retained earnings	2,095.2	1,825.6
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation	(316.5)	(295.4)
Derivative financial instruments	72.8	(3.6)
Minimum pension liabilities	(58.6)	(57.5)
Total Greif, Inc. shareholders’ equity	1,761.3	1,514.3
Noncontrolling interests	33.0	61.3
Total shareholders’ equity	1,794.3	1,575.6
Total liabilities and shareholders’ equity	$5,469.9	$5,815.8
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended October 31, (in millions)	2022	2021	2020
Cash flows from operating activities:
Net income	$394.0	$413.2	$124.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	216.6	234.4	242.5
Timberland gains, net	—	(95.7)	—
Non-cash asset impairment charges	71.0	8.9	18.5
Non-cash pension settlement charges	—	9.1	0.3
Gain on disposals of properties, plants and equipment, net	(8.1)	(3.7)	(19.2)
(Gain) loss on disposals of businesses, net	(1.4)	0.2	38.8
Unrealized foreign exchange (gain) loss	(1.6)	1.0	(4.2)
Deferred income tax expense (benefit)	13.4	(47.2)	16.7
Debt extinguishment charges	22.6	—	—
Non-cash lease expense	35.7	40.0	57.4
Other, net	0.8	(2.4)	(3.0)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	25.1	(247.5)	(9.1)
Inventories	6.1	(205.6)	27.1
Accounts payable	(40.5)	230.4	38.1
Restructuring reserves	(6.6)	(1.4)	10.2
Operating leases	(36.9)	(43.5)	(56.8)
Pension and post-retirement benefit liabilities	(24.7)	(11.5)	(13.3)
Other, net	(8.0)	117.3	(13.6)
Net cash provided by operating activities	657.5	396.0	454.7
Cash flows from investing activities:
Purchases of properties, plants and equipment	(176.3)	(140.7)	(131.4)
Purchases of and investments in timber properties	(6.7)	(6.6)	(5.4)
Proceeds from the sale of properties, plants, equipment and other assets	20.3	16.2	33.4
Proceeds from the sale of businesses	139.2	2.7	80.9
Proceeds on timberlands	—	145.1	—
Collections on receivables held in special purpose entities	—	50.9	—
Payments for issuance of loans receivable	—	(15.0)	—
Other	(4.7)	(5.8)	(2.7)
Net cash (used in) provided by investing activities	(28.2)	46.8	(25.2)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,915.8	1,806.4	1,319.9
Payments on long-term debt	(4,105.2)	(2,176.4)	(1,578.4)
Proceeds on short-term borrowings, net	(36.3)	21.1	17.0
Proceeds from trade accounts receivable credit facility	301.9	106.0	76.8
Payments on trade accounts receivable credit facility	(365.3)	(23.1)	(122.9)
Payments for liabilities held in special purpose entities	—	(43.3)	—
Dividends paid to Greif, Inc. shareholders	(111.3)	(105.8)	(104.3)
Dividends paid to noncontrolling interests	(17.2)	(7.8)	(13.4)
Payments for debt extinguishment and issuance costs	(20.8)	—	—
Payments for share repurchases	(71.1)	—	—

Forward contract for accelerated share repurchases	(15.0)	—	—
Purchases of redeemable noncontrolling interest	(6.5)	—	—
Net cash used in financing activities	(531.0)	(422.9)	(405.3)
Reclassification of cash to assets held for sale	—	0.5	—
Effects of exchange rates on cash	(75.8)	(1.7)	4.4
Net increase in cash and cash equivalents	22.5	18.7	28.6
Cash and cash equivalents at beginning of year	124.6	105.9	77.3
Cash and cash equivalents at end of year	$147.1	$124.6	$105.9

Year Ended October 31, (in millions)	2022	2021	2020
Supplemental information:
Non-cash transactions:
Capital expenditures included in accounts payable	$24.4	$38.7	$17.2
Schedule of interest and income taxes paid:
Cash payments for interest expense	$70.3	$104.5	$119.9
Cash payments for taxes	$157.0	$54.7	$65.1
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
As of October 31, 2019	48,266	$162.6	28,576	$(134.8)	$1,539.0	$(433.7)	$1,133.1	$58.0	1,191.1
Net income					108.8		108.8	15.5	124.3
Other comprehensive income (loss):
– Foreign currency translation						3.1	3.1	(12.9)	(9.8)
– Derivative financial instruments, net of $4.0 million tax benefit						(12.0)	(12.0)		(12.0)
– Minimum pension liability adjustment, net of $4.8 million tax expense						15.1	15.1		15.1
Comprehensive income							115.0		117.6
Current period mark to redemption value of redeemable noncontrolling interest and other					0.4		0.4		0.4
Net income allocated to redeemable noncontrolling interests								(0.1)	(0.1)
Dividends paid to Greif, Inc., Shareholders ($1.76 per Class A share and $2.63 per Class B share)					(104.3)		(104.3)		(104.3)
Dividends paid to noncontrolling interests and other								(12.0)	(12.0)
Long-term incentive shares issued	153	5.0	(153)	0.3			5.3		5.3
Shared based compensation	—	1.5	—	—			1.5		1.5
Restricted stock, executive	3	0.1	(3)	—			0.1		0.1
Restricted stock, directors	28	1.0	(28)	0.1			1.1		1.1
As of October 31, 2020	48,450	$170.2	28,392	$(134.4)	$1,543.9	$(427.5)	$1,152.2	$48.5	$1,200.7
Net income					390.7		390.7	22.5	413.2
Other comprehensive income (loss):
– Foreign currency translation						(0.5)	(0.5)	(1.1)	(1.6)
– Derivative financial instruments, net of $7.0 million tax expense						21.1	21.1		21.1
– Minimum pension liability adjustment, net of $15.8 million tax expense						50.4	50.4		50.4
Comprehensive income							461.7		483.1
Current period mark to redemption value of redeemable noncontrolling interest and other					(2.6)		(2.6)		(2.6)
Net income allocated to redeemable noncontrolling interests								(2.4)	(2.4)
Dividends paid to Greif, Inc., Shareholders ($1.78 per Class A share and $2.66 per Class B share)					(105.8)		(105.8)		(105.8)
Dividends paid to noncontrolling interests and other								(6.2)	(6.2)
Dividends earned on RSU shares					(0.6)		(0.6)		(0.6)
Long-term incentive shares issued	80	3.9	(80)	0.2			4.1		4.1
Shared based compensation	—	3.9	—	—			3.9		3.9
Restricted stock, executive	3	0.1	(3)	—			0.1		0.1
Restricted stock, directors	26	1.2	(26)	0.1			1.3		1.3
As of October 31, 2021	48,559	$179.3	28,283	$(134.1)	$1,825.6	$(356.5)	$1,514.3	$61.3	$1,575.6
Net income					376.7		376.7	17.3	394.0
Other comprehensive income (loss):
– Foreign currency translation, net of $113.1 million business divestment release						(21.1)	(21.1)	(6.8)	(27.9)
– Derivative financial instruments, net of $25.2 million tax expense						76.4	76.4		76.4
– Minimum pension liability adjustment, net of $5.4 million tax expense						(1.1)	(1.1)		(1.1)
Comprehensive income							430.9		441.4
Divestment of noncontrolling interest								(23.3)	(23.3)
Current period mark to redemption value of redeemable noncontrolling interest					5.5		5.5		5.5
Net income allocated to redeemable noncontrolling interests								(0.1)	(0.1)
Dividends paid to Greif, Inc., Shareholders ($1.88 and $2.81 per Class A share and Class B share, respectively)					(111.3)		(111.3)		(111.3)
Dividends paid to noncontrolling interests and other								(15.4)	(15.4)
Dividends earned on RSU shares					(1.3)		(1.3)		(1.3)
Share repurchases	(1,192)	(15.0)	1,192	(71.1)			(86.1)		(86.1)
Long-term incentive shares issued	51	3.0	(51)	0.1			3.1		3.1
Share based compensation	—	4.9	—	—			4.9		4.9
Restricted stock, executive	3	0.1	(3)	—			0.1		0.1
Restricted stock, directors	22	1.2	(22)	—			1.2		1.2
As of October 31, 2022	47,443	$173.5	29,399	$(205.1)	$2,095.2	$(302.3)	$1,761.3	$33.0	$1,794.3
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Business
Greif, Inc. and its subsidiaries (collectively, “Greif,” “our,” or the “Company”), principally manufacture rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and remanufactured and reconditioned industrial containers, and provides services, such as container life cycle management, filling, logistics, warehousing and other packaging services. The Company produces and sells containerboard, corrugated sheets, corrugated containers, and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products. The Company also produces and sells coated recycled paperboard and uncoated recycled paperboard, some of which are used to produce and sell industrial products (tubes and cores, construction products, and protective packaging). In addition, the Company also purchases and sells recycled fiber and produces and sells adhesives used in the Company's paperboard products. In addition, the Company owns timber properties in the southeastern United States which are actively harvested and regenerated. The Company has operations in over 35 countries.
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
There were approximately 12,000 full time employees of the Company as of October 31, 2022.
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
•Contingencies.
Cash and Cash Equivalents
The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.
Allowance for Doubtful Accounts
The allowance for doubtful accounts totaled $6.1 million and $6.1 million as of October 31, 2022 and 2021, respectively. The Company recognizes allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on its historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If the Company is aware of a specific customer's inability to meet its financial obligations to the Company, the Company records a specific allowance for bad debts. Amounts deemed uncollectible are written-off against the allowance for doubtful accounts.
Concentration of Credit Risk and Major Customers
The Company maintains cash depository accounts with banks throughout the world and invests in high quality short-term liquid instruments. Such investments are made only in instruments issued by high quality institutions and mature within three months. The Company did not incur any losses related to these investments during the years ended October 31, 2022, 2021, and 2020.
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
Goodwill and Indefinite-Lived Intangibles
Goodwill is the excess of the purchase price of an acquired entity over the amounts assigned to tangible and intangible assets and liabilities assumed in the business combination. The Company accounts for goodwill and purchased indefinite-lived intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” Under ASC 350, goodwill and purchased intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. The Company tests for impairment of goodwill and indefinite-lived intangible assets as of August 1, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist.
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
The Company’s determinations of estimated fair value of the reporting units are based on both the market approach and a discounted cash flow analysis utilizing the income approach. Under the market approach, the principal inputs are market prices and valuation multiples for public companies engaged in businesses that are considered comparable to the reporting unit. Under the income approach, the principal inputs are the reporting unit’s cash-generating capabilities and the discount rate. The discount rates used in the income approach are based on a market participant’s weighted average cost of capital. The use of alternative estimates, including different peer groups or changes in the industry, or adjusting the discount rate, earnings before interest, taxes, depreciation, depletion and amortization forecasts or cash flow assumptions used could affect the estimated fair value of the reporting units and potentially result in goodwill impairment. Any identified impairment would result in an expense to the Company’s results of operations. See Note 2 herein for additional information regarding goodwill and other intangible assets.
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
During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of income. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
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
Depreciation expense was $138.1 million, $164.6 million and $169.1 million in 2022, 2021 and 2020, respectively. Expenditures for repairs and maintenance are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts. Gains or losses are credited or charged to income as incurred.
The Company capitalizes interest on long-term fixed asset projects using a rate that approximates the weighted average cost of borrowing. For the years ended October 31, 2022, 2021 and 2020, the Company's capitalized interest costs were not material.
The Company tests for impairment of properties, plants and equipment if certain indicators are present to suggest that impairment may exist. Long-lived assets are grouped together at the lowest level, generally at the plant level, for which identifiable cash flows are largely independent of cash flows of other groups of long-lived assets. As events warrant, the Company evaluates the recoverability of long-lived assets, other than goodwill and indefinite-lived intangible assets, by assessing whether the carrying value can be recovered over their remaining useful lives through the expected future undiscounted operating cash flows of the underlying business. Future decisions to change the Company's manufacturing processes, exit certain businesses, reduce excess capacity, temporarily idle facilities and close facilities could also result in material impairment losses. Any impairment loss that may be required is determined by comparing the carrying value of the assets to their estimated fair value.
As of October 31, 2022, the Company's timber properties consisted of approximately 175,000 acres, all of which were located in the southeastern United States. The Company’s land costs are maintained by tract. Upon acquisition of a new timberland tract, the Company records separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. The Company begins recording pre-merchantable timber costs at the time the site is prepared for planting. Costs capitalized during the establishment period include site preparation by aerial spray, costs of seedlings, including refrigeration rental and trucking, planting costs, herbaceous weed control, woody release and labor and machinery use. The Company does not capitalize interest costs in the process. Property taxes are expensed as incurred. New road construction costs are capitalized as land improvements and depreciated over a 10 to 20 year period. Road repairs and maintenance costs are expensed as incurred. Costs after establishment of the seedlings, including management costs, pre-commercial thinning costs and fertilization costs, are expensed as incurred. Once the timber becomes merchantable, the cost is transferred from the pre-merchantable timber category to the merchantable timber category in the depletion block.
Merchantable timber costs are maintained by five product classes: pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a depletion block, with each depletion block based upon a geographic district or subdistrict. Currently, the Company has five depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, the Company estimates the volume of the Company’s merchantable timber for the five product classes by each depletion block and depletion costs recognized upon sales are calculated as volumes sold times the unit costs in the respective depletion block. For the years ended October 31, 2022, 2021 and 2020, the Company's depletion expense was not material.

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
Self-insurance
The Company is self-insured for certain of the claims made under its employee medical and dental insurance programs. The Company had recorded liabilities totaling $7.9 million and $7.4 million for estimated costs related to outstanding claims as of October 31, 2022 and 2021, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on management’s assessment of outstanding claims, historical analyses and current payment trends. The Company recorded an estimate for the claims incurred, but not reported using an estimated lag period based upon historical information.
The Company has certain deductibles applied to various insurance policies including general liability, product, vehicle and workers’ compensation. The Company maintains net liabilities totaling $24.7 million and $24.0 million for anticipated costs related to general liability, product, vehicle and workers’ compensation claims as of October 31, 2022 and 2021, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on the Company’s assessment of its deductibles, outstanding claims, historical analysis, actuarial information and current payment trends.
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
For termination costs associated with employees who are involuntarily terminated under the terms of a one-time benefit arrangement, the Company recognizes liabilities and associated costs as of announcement date unless the employees are required to stay for a certain period of time after restructuring announcement and ratable recognition between the announcement date and termination date is materially different from announcement date recognition. For termination costs associated with a non-lease contract and costs incurred without economic benefit as a result of restructuring activities, the Company recognizes liabilities and associated costs as of contract termination date. Facility exit and employee relocation costs are recognized and measured at their respective fair value in the period in which the liability is incurred. The liability is not recognized before it is incurred, even if the costs are incremental to other operating costs and will be incurred as a direct result of a plan.
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
The cumulative translation adjustments, which represent the effects of translating assets and liabilities of the Company’s international operations, are presented in the consolidated statements of changes in shareholders’ equity in accumulated other comprehensive income (loss). Transaction gains and losses on foreign currency transactions denominated in a currency other than an entity’s functional currency are credited or charged to income. The amounts included in other expense, net related to foreign currency transaction losses were not material for the years ended October 31, 2022, 2021 and 2020.
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
The Company's cross currency interest rate swap agreements synthetically swap United States ("U.S.") dollar denominated fixed rate debt for Euro denominated fixed rate debt and are designated as either net investment hedges or cash flow hedges for accounting purposes. The gain or loss on the net investment hedge derivative instruments is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. The gain or loss on the cash flow hedge derivative instruments is included in the unrealized foreign exchange component of other expense, offset by the underlying gain or loss on the underlying cash flows that are being hedged. Interest payments received from the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the consolidated statements of income.
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

The Company presents various fair value disclosures in Note 6 and Note 9 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
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
Recently Issued Accounting Standards
There have been no new accounting pronouncements issued since the filing of the 2021 Form 10-K.
NOTE 2 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill by reportable segment for the years ended October 31, 2022 and 2021:

(in millions)	Global Industrial Packaging (1)	Paper Packaging & Services	Total
Balance at October 31, 2020	$750.5	$767.9	$1,518.4
Goodwill allocated to divestitures and businesses held for sale	(0.4)	—	(0.4)
Goodwill adjustments	(0.2)	—	(0.2)
Currency translation	(2.6)	0.2	(2.4)
Balance at October 31, 2021	$747.3	$768.1	$1,515.4
Currency translation	(50.7)	(0.2)	(50.9)
Balance at October 31, 2022	$696.6	$767.9	$1,464.5
(1)Accumulated goodwill impairment loss was $63.3 million as of October 31, 2022, 2021 and 2020, related to the Global Industrial Packaging reportable segment.
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
The Company performed its annual goodwill impairment test as of August 1, 2022. The fair value of the Company's goodwill reporting units exceeded the carrying value, resulting in no impairment. Discount rates and revenue growth rates are the assumptions that are most sensitive and susceptible to change as they require significant management judgment. In addition, certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumption and demand, could result in changes to these assumptions and judgments. A revision of these assumptions could cause the fair value of the reporting unit to fall below its respective carrying value. As for all of the Company's reporting units, if in future years, the reporting unit's actual results are not consistent with the Company's estimates and assumptions used to calculate fair value, the Company may be required to recognize material impairments to goodwill.

The following table summarizes the carrying amount of net intangible assets by class as of October 31, 2022 and 2021:

(in millions)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
October 31, 2022:
Indefinite lived:
Trademarks and patents	$7.9	$—	$7.9
Definite lived:
Customer relationships	834.5	270.0	564.5
Trademarks and patents	8.3	4.6	3.7
Non-compete agreements	0.4	0.4	—
Other	0.3	0.2	0.1
Total	$851.4	$275.2	$576.2

October 31, 2021:
Indefinite lived:
Trademarks and patents	$13.4	$—	$13.4
Definite lived:
Customer relationships	887.0	259.4	627.6
Trademarks and patents	27.3	20.8	6.5
Non-compete agreements	0.7	0.6	0.1
Other	1.8	1.0	0.8
Total	$930.2	$281.8	$648.4
Gross intangible assets decreased by $78.8 million for the year ended October 31, 2022. The decrease was attributable to the write-off of $59.6 million fully-amortized assets, $11.6 million of currency fluctuations, $4.6 million impairment of indefinite lived intangibles and $3.0 million of asset disposals.
Amortization expense was $58.2 million, $66.9 million and $69.1 million for the years ended October 31, 2022, 2021 and 2020, respectively. Amortization expense for the next five years is expected to be $55.4 million in 2023, $52.2 million in 2024, $50.2 million in 2025, $50.1 million in 2026 and $49.9 million in 2027.
Definite lived intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that are contractually or legally determined, or over the period a market participant would benefit from the asset. Indefinite lived intangibles of approximately $7.9 million as of October 31, 2022, related primarily to the Tri-Sure trademark and trade names related to Box Board and Pachmas, are not amortized, but rather are tested for impairment at least annually.

NOTE 3 – RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the years ended October 31, 2022 and 2021:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2020	$17.9	$3.7	$21.6
Costs incurred and charged to expense	14.9	8.2	23.1
Costs paid or otherwise settled	(14.2)	(10.2)	(24.4)
Balance at October 31, 2021	$18.6	$1.7	$20.3
Costs incurred and charged to expense	6.3	6.7	13.0
Costs paid or otherwise settled	(13.7)	(7.3)	(21.0)
Balance at October 31, 2022	$11.2	$1.1	$12.3
The focus for restructuring activities in 2022 was to optimize and integrate operations in the Paper Packaging & Services reportable segment and to rationalize operations and close underperforming assets in the Global Industrial Packaging reportable segment. During the year ended October 31, 2022, the Company recorded restructuring charges of $13.0 million, as compared to $23.1 million of restructuring charges recorded during the year ended October 31, 2021. The restructuring activity for the year ended October 31, 2022 consisted of $6.3 million in employee separation costs and $6.7 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities. There were seventeen plants closed or divested in 2022, and a total of 132 employees severed throughout 2022 as part of the Company’s restructuring efforts.
The focus for restructuring activities in 2021 was to optimize and integrate operations in the Paper Packaging & Services reportable segment and to rationalize operations and close underperforming assets in the Global Industrial Packaging reportable segment. During 2021, the Company recorded restructuring charges of $23.1 million, consisting of $14.9 million in employee separation costs and $8.2 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities. There were five plants closed or divested and a total of 177 employees severed throughout 2021 as part of the Company’s restructuring efforts.
The focus for restructuring activities in 2020 was to optimize and integrate operations in the Paper Packaging & Services reportable segment related to the acquisition of Caraustar Industries, Inc. and its subsidiaries ("Caraustar") on February 11, 2019 (the “Caraustar Acquisition”), and continue to rationalize operations and close underperforming assets in the Global Industrial Packaging segments. During 2020, the Company recorded restructuring charges of $38.7 million, consisting of $26.4 million in employee separation costs and $12.3 million in other restructuring costs, primarily consisting of professional fees incurred for services specifically associated with employee separation and relocation. There were sixteen plants closed or divested and a total of 658 employees severed throughout 2020 as part of the Company’s restructuring efforts.

The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-K. Remaining amounts expected to be incurred were $7.4 million as of October 31, 2022:

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the year ended October 31, 2022	Amounts Remaining to be Incurred
Global Industrial Packaging:
Employee separation costs	$8.4	$4.9	3.5
Other restructuring costs	5.9	4.2	1.7
	14.3	9.1	5.2
Paper Packaging & Services:
Employee separation costs	2.4	1.4	1.0
Other restructuring costs	3.7	2.5	1.2
	6.1	3.9	2.2
Total	$20.4	$13.0	$7.4
NOTE 4 – CONSOLIDATION OF VARIABLE INTEREST ENTITIES
Flexible Packaging Joint Venture
On September 29, 2010, Greif, Inc. and one of its indirect subsidiaries formed a joint venture (referred to herein as the “Flexible Packaging JV” or "FPS VIE") with Dabbagh Group Holding Company Limited and one of its subsidiaries, originally National Scientific Company Limited and later Gulf Refined Packaging for Industrial Packaging Company LTD ("GRP"). The Flexible Packaging JV owned the operations in the Company's flexible packaging business, which was included in Global Industrial Packaging reportable segment. The Flexible Packaging JV was consolidated into the operations of the Company from the date of its formation until the date of its divestiture, as described below.
On January 3, 2022, the Company entered into a definitive agreement to divest its approximately 50 percent equity interest in the Flexible Packaging JV (the "FPS Divestiture"). On April 1, 2022, the Company completed the FPS Divestiture for $123.0 million. As a result of the FPS Divestiture, the Company received net cash proceeds of $131.6 million, including $24.4 million of cash and cash equivalents resulting from the deconsolidation of the Flexible Packaging JV. The FPS Divestiture resulted in a loss of $0.6 million on sale of business.
The Flexible Packaging JV was deemed to be a VIE since the total equity investment at risk was not sufficient to permit the legal entity to finance its activities without additional subordinated financial support. The major factors that led to the conclusion that the Company was the primary beneficiary of this VIE was that (1) the Company had the power to direct the most significant activities due to its ability to direct the operating decisions of the FPS VIE, which power was derived from the significant CEO discretion over the operations of the FPS VIE combined with the Company's sole and exclusive right to appoint the CEO of the FPS VIE, and (2) the significant variable interest through the Company's equity interest in the FPS VIE.
The economic and business purpose underlying the Flexible Packaging JV was to establish a global industrial flexible products enterprise through a series of targeted acquisitions and major investments in plant, machinery and equipment. All entities contributed to the Flexible Packaging JV were existing businesses acquired by an indirect subsidiary of the Company and that were reorganized under Greif Flexibles Asset Holding B.V. and Greif Flexibles Trading Holding B.V. (“Asset Co.” and “Trading Co.”), respectively. The Company had a 51 percent ownership in Trading Co. and a 49 percent ownership in Asset Co. However, the Company and GRP had equal economic interests in the Flexible Packaging JV, notwithstanding the actual ownership interests in the various legal entities.
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
The following table presents the Paper Packaging JV total net assets:

(in millions)	October 31, 2022	October 31, 2021
Cash and cash equivalents	$6.7	$5.9
Trade accounts receivable, less allowance of $0.0 in 2022 and $0.0 in 2021	7.0	9.4
Inventories	11.8	10.8
Properties, plants and equipment, net	27.8	31.1
Other assets	—	0.5
Total assets	$53.3	$57.7

Accounts payable	3.3	3.4
Other liabilities	2.4	1.7
Total liabilities	$5.7	$5.1
Net (loss) income attributable to the noncontrolling interest in the Paper Packaging JV for the years ended October 31, 2022, 2021 and 2020 were $(0.4) million, $0.5 million and $(1.8) million, respectively.
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
NOTE 5 – LONG-TERM DEBT
Long-term debt is summarized as follows:

(in millions)	October 31, 2022	October 31, 2021
2022 Credit Agreement - Term Loans	$1,565.0	$—
2019 Credit Agreement - Term Loans	—	1,247.3
Senior Notes due 2027	—	495.9
Accounts receivable credit facilities	311.4	391.1
2022 Credit Agreement - Revolving Credit Facility	41.9	—
2019 Credit Agreement - Revolving Credit Facility	—	50.5
Other debt	0.4	0.6
	1,918.7	2,185.4
Less current portion	71.1	120.3
Less deferred financing costs	8.3	10.3
Long-term debt, net	$1,839.3	$2,054.8

2022 Credit Agreement
On March 1, 2022, the Company and certain of its subsidiaries entered into a second amended and restated senior secured credit agreement (the “2022 Credit Agreement”) with a syndicate of financial institutions. The 2022 Credit Agreement amended, restated and replaced in its entirety the Company's previous credit agreement, referred to as the "2019 Credit Agreement".
The 2022 Credit Agreement provides for (a) an $800.0 million secured revolving credit facility, consisting of a $725.0 million multicurrency facility and a $75.0 million U.S. dollar facility, maturing on March 1, 2027, (b) a $1,100.0 million secured term loan A-1 facility with quarterly principal installments commencing on July 31, 2022 and continuing through January 31, 2027, with any outstanding principal balance of such term loan A-1 facility being due and payable on maturity on March 1, 2027, and (c) a $515.0 million secured term loan A-2 facility with quarterly principal installments commencing on July 31, 2022 and continuing through January 31, 2027, with any outstanding principal balance of such term loan A-2 being due and payable on maturity on March 1, 2027. The term loan A-2 facility reflects the combination of the outstanding balances of the secured term A-2 and A-3 loans under the 2019 Credit Agreement.
The Company used the borrowings under the 2022 Credit Agreement on March 1, 2022, to redeem the $500.0 million of 6.5% Senior Notes due March 1, 2027 (the "Senior Notes due 2027"), and to repay and refinance all of the outstanding borrowings under the 2019 Credit Agreement, and will use the borrowings thereunder to fund ongoing working capital and capital expenditure needs and for general corporate purposes, including acquisitions, and to pay related fees and expenses. Interest is based on Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment, Euro Interbank Offer Rate ("EURIBOR") or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on the Company's leverage ratio. Subject to the terms of the 2022 Credit Agreement, the Company has an option to borrow additional funds under the 2022 Credit Agreement with the agreement of the lenders.
As of October 31, 2022, $1,606.9 million was outstanding under the 2022 Credit Agreement. The current portion was $71.1 million, and the long-term portion was $1,535.8 million. The weighted average interest rate for borrowings under the 2022 Credit Agreement was 2.39% for the year ended October 31, 2022. The actual interest rate for borrowings under the 2022 Credit Agreement was 4.98% as of October 31, 2022. The deferred financing costs associated with the term loan portion of the 2022 Credit Agreement totaled $8.3 million as of October 31, 2022 and are recorded as a reduction of long-term debt on the consolidated balance sheets. The deferred financing costs associated with the revolving portion of the 2022 Credit Agreement totaled $3.7 million as of October 31, 2022 and are recorded within other long-term assets on the consolidated balance sheets.
As a result of the refinancing, $0.7 million of unamortized deferred financing costs related to the 2019 Credit Agreement, and $2.8 million of newly incurred financing costs related to the 2022 Credit Agreement, were expensed as debt extinguishment charges in the consolidated statements of income.
Senior Notes due 2027
On March 1, 2022, the Company redeemed all of its outstanding Senior Notes due 2027, which were issued by the Company on February 11, 2019, for $500.0 million. The total redemption price for the Senior Notes due 2027 was $516.3 million, which was equal to the aggregate principal payment outstanding of $500.0 million plus a call premium of $16.3 million. The premium was recognized as a debt extinguishment charges on the consolidated statements of income. The payment of the redemption price was funded by borrowings under the 2022 Credit Agreement.
As a result of redeeming the Senior Notes due 2027, $1.8 million of unamortized deferred financing costs and $3.8 million of unamortized discount were expensed as debt extinguishment charges on the consolidated statements of income.
United States Trade Accounts Receivable Credit Facility
On September 24, 2019, certain U.S. subsidiaries of Greif, Inc. amended and restated the existing receivables financing facility (the “U.S. Receivables Facility”). Greif Receivables Funding LLC (“Greif Funding”), Greif Packaging LLC (“Greif Packaging”), for itself and as servicer, and certain other U.S. subsidiaries of the Company entered into a Third Amended and Restated Transfer and Administration Agreement, dated as of September 24, 2019 (the “Third Amended TAA”), with Bank of America, N.A., as the agent, managing agent, administrator and committed investor, and various investor groups, managing agents, and administrators, from time to time parties thereto. On May 17, 2022, the Third Amended TAA was amended with a new maturity date of May 17, 2023 and provides an accounts receivables facility of $300.0 million.
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
The U.S. Receivables Facility is secured by certain trade accounts receivables related to the Global Industrial Packaging and the Paper Packaging & Services businesses of Greif Packaging and other subsidiaries of the Company in the United States and bears interest at a variable rate based on the London InterBank Offered Rate or an applicable base rate, plus a margin, or a commercial paper rate, all as provided in the Third Amended TAA. Interest is payable on a monthly basis and the principal balance is payable upon termination of the U.S. Receivables Facility. The $215.0 million outstanding balance under the U.S. Receivables Facility as of October 31, 2022 is reported as long-term debt in the consolidated balance sheets because the Company intends to refinance this obligation on a long-term basis and has the intent and ability to consummate a long-term refinancing.
International Trade Accounts Receivable Credit Facilities
On April 20, 2022, Cooperage Receivables Finance B.V. and Greif Services Belgium BV, an indirect wholly owned subsidiary of Greif, Inc., amended and restated the Nieuw Amsterdam Receivables Financing Agreement (the "European RFA") with affiliates of a major international bank. The amended and restated European RFA matures April 24, 2023. The European RFA provides an accounts receivable financing facility of up to €100.0 million ($99.6 million as of October 31, 2022) secured by certain European accounts receivable. The $96.4 million outstanding on the European RFA as of October 31, 2022 is reported as long-term debt on the consolidated balance sheets because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing.
Short-Term Borrowings
The Company had short-term borrowings of $5.7 million and $50.5 million as of October 31, 2022 and 2021, respectively. There are no financial covenants associated with this other debt.
As of October 31, 2022, annual scheduled payments and maturities, including the current portion of long-term debt, were $424.8 million in 2023, $80.8 million in 2024, $80.8 million in 2025, $80.8 million in 2026, $1,251.5 million in 2027 and zero thereafter.
NOTE 6 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value of those assets and (liabilities) measured on a recurring basis as of October 31, 2022 and 2021:

	October 31, 2022
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$72.1	$—	$72.1	$—	$(1.0)	$—	$(1.0)
Foreign exchange hedges	—	—	—	—	—	(0.2)	—	(0.2)
Insurance annuity	—	—	17.8	17.8	—	—	—	—
Cross currency swap	—	46.8	—	46.8	—	—	—	—

	October 31, 2021
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$7.6	$—	$7.6	$—	$(16.8)	$—	$(16.8)
Foreign exchange hedges	—	0.1	—	0.1	—	(0.1)	—	(0.1)
Insurance annuity	—	—	20.9	20.9	—	—	—	—
Cross currency swap	—	10.2	—	10.2	—	(1.2)	—	(1.2)
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of October 31, 2022 and 2021 approximate their fair values because of the short-term nature of these items and are not included in this table.

Interest Rate Derivatives
As of October 31, 2022, the Company has various interest rate swaps with a total notional amount of $1,150.0 million, maturing between March 11, 2024 and July 15, 2029. The Company will receive variable rate interest payments based upon one-month U.S. dollar SOFR, and in return the Company will be obligated to pay interest at a weighted average fixed interest rate of 2.50%. This effectively will convert the borrowing rate on an amount of debt equal to the notional amount of the interest rate swaps from a variable rate to a fixed rate.
The Company is actively monitoring the interest rate market and will execute new interest rate swaps as appropriate. Subsequent to October 31, 2022, the Company entered into $100.0 million of additional interest rate swaps maturing March 1, 2028.
These derivatives are designated as cash flow hedges for accounting purposes. Accordingly, the gain or loss on these derivative instruments are reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. See Note 14 herein for additional disclosures of the aggregate gain or loss included within other comprehensive income. The assumptions used in measuring fair value of these interest rate derivatives are considered level 2 inputs, which are based upon observable market rates, including SOFR and interest paid based upon a designated fixed rate over the life of the swap agreements.
Losses reclassified to earnings under these contracts were $8.4 million, $18.1 million and $16.5 million for the year ended October 31, 2022, 2021 and 2020. A derivative gain of $26.1 million, based upon interest rates at October 31, 2022, is expected to be reclassified from accumulated other comprehensive income (loss) to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of October 31, 2022, the Company had outstanding foreign currency forward contracts in the notional amount of $132.1 million ($81.8 million as of October 31, 2021).
Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
Realized gains (losses) recorded in other expense, net under fair value contracts were $(6.2) million, $0.4 million and $(3.2) million for the years ended October 31, 2022, 2021 and 2020, respectively. Unrealized net loss recognized by the Company in other expense, net was $0.2 million, zero and $0.1 million for the years ended October 31, 2022, 2021 and 2020, respectively.
Cross Currency Swap
As of October 31, 2022, the Company has various cross currency interest rate swaps that synthetically swap $334.4 million of fixed rate debt to Euro denominated fixed rate debt. The Company receives a weighted average rate of 1.56% on these swaps. These agreements are designated as either net investment hedges or cash flow hedges for accounting purposes and will mature between March 6, 2023 and October 5, 2026.
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
For the years ended October 31, 2022, 2021 and 2020, gains recorded in interest expense, net under the cross currency swap agreements were $5.8 million, $2.2 million and $2.4 million, respectively.

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
Non-Recurring Fair Value Measurements
The Company recognized asset impairment charges of $71.0 million and $8.9 million for the years ended October 31, 2022 and 2021.
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the twelve months ended October 31, 2022 and 2021:

	Quantitative Information about Level 3 Fair Value Measurements
(in millions)	Fair Value of Impairment	Valuation Technique	Unobservable Input	Range of Input Values
October 31, 2022
Impairment of Net Assets Held for Sale	$62.4	Indicative Bids	Indicative Bids	N/A
Impairment of Long Lived Assets	$8.6	Discounted Cash Flows, Indicative Bids	Discounted Cash Flows, Indicative Bids	N/A
Total	$71.0

October 31, 2021
Impairment of Net Assets Held for Sale	$1.0	Indicative Bids	Indicative Bids	N/A
Impairment of Long Lived Assets	$7.9	Discounted Cash Flows, Indicative Bids	Discounted Cash Flows, Indicative Bids	N/A
Total	$8.9
Long-Lived Assets and Assets and Liabilities Held for Sale
On January 3, 2022, the Company entered into a definitive agreement to divest approximately 50% equity interest in the Flexible Products & Services business. This agreement triggered the reclassification of the Flexible Products & Services business to assets and liabilities held for sale, which further resulted in recognized impairment charges of $62.4 million in the first quarter of 2022. See Note 4 herein for additional disclosures of the FPS Divestiture. During the year ended October 31,

2022, the Company wrote off long-lived assets with a carrying value of $4.0 million, resulting in recognized asset impairment charges of $4.0 million. These charges include $2.3 million related to properties, plants and equipment, net, in the Global Industrial Packaging reportable segment and $1.7 million related to properties, plants and equipment, net, in the Paper Packaging & Services reportable segment.
During the year ended October 31, 2021, the Company wrote down long-lived assets and net assets held for sale with a carrying value of $9.9 million to a fair value of $1.0 million, resulting in recognized asset impairment charges of $8.9 million. These charges include $2.7 million related to properties, plants and equipment, net, and net assets held for sale in the Global Industrial Packaging reportable segment, $1.2 million related properties, plants and equipment, net in the Land Management reportable segment, and $5.0 million related to properties, plants and equipment, net, in the Paper Packaging & Services reportable segment.
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
Goodwill and Indefinite-Lived Intangibles
On an annual basis or when events or circumstances indicate impairment may have occurred, the Company performs impairment tests for goodwill and indefinite-lived intangibles as defined under ASC 350, “Intangibles-Goodwill and Other.” During the year ended October 31, 2020, the Company allocated $35.6 million of goodwill to the Consumer Packaging Group ("CPG") divestiture in April 2020, on a relative fair value basis. There was no goodwill impairment for the years ended October 31, 2022, 2021 and 2020. There was $4.6 million indefinite-lived intangibles impairment for the years ended October 31, 2022. There was no indefinite-lived intangibles impairment for the years ended October 31, 2021 and October 31, 2020.
NOTE 7 – STOCK-BASED COMPENSATION
Stock-based compensation is accounted for in accordance with ASC 718, “Compensation – Stock Compensation,” which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model.
The Company's material stock-based compensation plans include the Long-Term Incentive Plan, which consists of the 2020 Long-Term Incentive Plan (the “2020 LTIP”) and the 2006 Amended and Restated Long-Term Incentive Plan (the “2006 LTIP”); and the 2005 Outside Directors Equity Award Plan (the “2005 Directors Plan”). The total stock compensation expense (income) recorded under all plans was $34.4 million, $34.1 million and $(1.2) million for periods ended October 31, 2022, 2021 and 2020 respectively.
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

The Company has made the following grants of RSUs under the 2020 LTIP:

Issuance Date	December 16, 2021	December 17, 2020	February 25, 2020
Service Period	11/1/2021 - 10/31/2024	11/1/2020 - 10/31/2023	11/1/2019 - 10/31/2022
RSUs Granted	99,006	139,360	147,325
Weighted Average Fair Value of RSUs	$60.54	$48.50	$37.42
The Company grants PSUs for a three-year performance period based upon service, performance criteria and market conditions. The performance criteria are based on targeted levels of (a) adjusted earnings before interest, taxes, depreciation, depletion and amortization and (b) total shareholder return as determined by the Compensation Committee. The PSUs are a liability-classified plan wherein the fair value of the PSUs awarded is determined at each reporting period using a Monte Carlo simulation. A Monte Carlo simulation uses assumptions including the risk-free interest rate, expected volatility of the Company’s stock price and expected life of the awards to determine a fair value of the market condition throughout the vesting period. If earned, the PSUs are to be awarded in shares of Class A Common Stock.
The following table summarizes the key assumptions used in estimating the value of PSUs:

Issuance Date	December 16, 2021	December 17, 2020	February 25, 2020
Performance Period	11/1/2021 - 10/31/2024	11/1/2020 - 10/31/2023	11/1/2019 - 10/31/2022
PSUs Issued	162,392	253,102	258,519
Weighted Average Fair Value of PSUs at Issuance Date	$60.08	$47.26	$35.58
Weighted Average Fair Value of PSUs at Valuation Date	$114.60	$116.94	$121.80
Valuation Date Stock Price	$66.21	$66.21	$66.21
Risk-Free Rate	4.3%	4.4%	—%
Estimated Volatility	34.5%	35.7%	—%
2006 Amended and Restated Long-Term Incentive Plan
For each of the three-year performance periods ending in fiscal 2021 and 2020, awards were made under the 2006 LTIP, with the performance goals based on targeted levels of adjusted earnings before interest, taxes, depreciation, depletion and amortization. For each of these periods, awards are to be paid 50% in cash and 50% in restricted stock. All restricted stock awards under the 2006 LTIP are fully vested at the date of award. Under the 2006 LTIP, the Company granted 51,593 shares of restricted Class A Common Stock with a grant date fair value of $59.83 for 2022 and 80,252 shares of restricted Class A Common Stock with a grant date fair value of $50.08 for 2021.
The total stock compensation expense (income) recorded under the 2020 and 2006 LTIP was $33.1 million, $32.8 million and $(2.4) million for the periods ended October 31, 2022, 2021 and 2020, respectively.
2005 Directors Plan
Under the 2005 Directors Plan, the Company granted 22,221 shares of restricted Class A Common Stock with a grant date fair value of $57.49 in 2022 and 25,686 shares of restricted Class A Common Stock with a grant date fair value of $47.29 in 2021. The total expense recorded under the 2005 Directors Plan was $1.3 million, $1.2 million and $1.1 million for the periods ended October 31, 2022, 2021 and 2020, respectively. All restricted stock awards under the 2005 Directors Plan are fully vested at the date of award.
For the 2005 Directors Plan, no stock options were granted in 2022, 2021 or 2020 and no shares were forfeited in 2022, 2021 or 2020.

NOTE 8 – INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended October 31,
(in millions)	2022	2021	2020
Current
Federal	$54.6	$45.0	$(9.7)
State and local	19.9	15.5	3.3
Non-U.S.	49.2	56.3	53.0
Total Current	123.7	116.8	46.6
Deferred
Federal	12.5	(33.0)	7.9
State and local	(6.6)	(9.9)	10.2
Non-U.S.	7.5	(4.3)	(1.4)
Total Deferred	13.4	(47.2)	16.7
Tax expense	$137.1	$69.6	$63.3
The U.S. income before income tax expense was $333.5 million, $239.3 million and $25.5 million in 2022, 2021 and 2020, respectively. The non-U.S. income before income tax expense was $192.2 million, $239.2 million and $160.4 million in 2022, 2021 and 2020, respectively.
The following is a reconciliation of the provision for income taxes based on the federal statutory rate to the Company’s effective income tax rate:

	Year Ended October 31,
	2022	2021	2020
Federal statutory rate	21.00%	21.00%	21.00%
Impact of foreign tax rate differential	2.03%	0.70%	0.49%
State and local taxes, net of federal tax benefit	2.01%	0.93%	5.71%
Net impact of changes in valuation allowances	(1.05)%	(2.57)%	(15.23)%
Non-deductible write-off and impairment of goodwill and other intangible assets	—%	—%	4.02%
Permanent book-tax differences	1.60%	0.86%	16.56%
Withholding taxes	2.33%	2.86%	5.28%
Capital losses	—%	(5.70)%	(6.34)%
Other items, net	(1.83)%	(3.56)%	2.52%
Company's effective income tax rate	26.09%	14.52%	34.01%
The primary items which increased the Company’s effective income tax rate from the federal statutory rate in 2022 were changes in the mix of earnings among tax jurisdictions, including jurisdictions for which valuation allowances have been recorded, state and local taxes, withholding taxes and the net $58.6 million book loss recorded for the disposal of the Flexibles Packaging JV and other businesses for which limited tax benefits were available. The increases were partially offset by decreases in valuation allowances and recording additional capital losses which are expected to be fully utilized.
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
The components of the Company’s deferred tax assets and liabilities as of October 31 for the years indicated were as follows:

(in millions)	2022	2021
Deferred tax assets
Net operating loss and other carryforwards	$101.8	$149.0
Incentive liabilities	28.6	16.2
Workers compensation accruals	9.9	10.5
Inventories	3.6	6.4
Operating lease liabilities	65.5	74.4
State income taxes	10.3	11.6
Other reserves	13.0	18.4
Deferred compensation	2.1	2.2
Other	26.9	36.1
Total deferred tax assets	261.7	324.8
Valuation allowance	(105.4)	(132.7)
Net deferred tax assets	$156.3	$192.1

Deferred tax liabilities
Properties, plants and equipment	$138.4	$134.9
Operating lease assets	65.5	74.4
Timberland transactions	51.8	51.0
Goodwill and other intangible assets	174.0	190.2
Pension liabilities	8.4	4.5
Other	51.7	38.4
Total deferred tax liabilities	489.8	493.4
Net deferred tax liability	$333.5	$301.3
As of October 31, 2022 and 2021, the Company had deferred income tax benefits of $101.8 million and $149.0 million, respectively, from net operating losses and other tax credit carryforwards. For the fiscal year ended October 31, 2022, these losses and carryforwards are comprised of $4.4 million, $12.2 million and $85.2 million in U.S. Federal, U.S. state and non-U.S. jurisdictions, respectively. For the fiscal year ended October 31, 2021, these losses and carryforwards are comprised of $12.3 million, $21.8 million and $110.4 million in U.S. Federal, U.S. state and non-U.S. jurisdictions, respectively. The Company has recorded valuation allowances of $92.4 million and $116.8 million against non-U.S. deferred tax assets as of October 31, 2022 and 2021, respectively. The Company has also recorded valuation allowances against U.S. deferred tax assets of $13.0 million and $15.9 million, as of October 31, 2022 and 2021, respectively. The Company had net changes in valuation allowances in 2022 of $27.3 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2022	2021	2020
Balance of unrecognized tax benefit at November 1	$31.0	$36.0	$38.8
Increases in tax positions for prior years	0.2	1.2	10.1
Decreases in tax positions for prior years	—	—	(10.5)
Increases in tax positions for current years	5.9	1.7	2.6
Lapse in statute of limitations	(11.4)	(8.0)	(5.5)
Currency translation	(1.4)	0.1	0.5
Balance at October 31	$24.3	$31.0	$36.0

The 2022 net decrease in unrecognized tax benefits is primarily related to decreases in unrecognized tax benefits related lapses in statute of limitations. The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various non-U.S. jurisdictions and is subject to audit by various taxing authorities for 2014 through the current year. The Company has completed its U.S. federal tax audit for the tax years through 2015, and years 2016 through 2018 are closed for audit.
The October 31, 2022, 2021, 2020 balances include $24.3 million, $31.0 million and $36.0 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense net of tax, as applicable. As of October 31, 2022 and 2021, the Company had accrued for the payment of interest and penalties in the amounts of $4.8 million and $7.7 million, respectively.
The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through October 31, 2022 under ASC 740, "Income Taxes." The Company’s estimate is based on lapses of the applicable statutes of limitations, settlements and payments of uncertain tax positions. Though actual results may materially differ, the estimated net decrease in unrecognized tax benefits for the next 12 months could be up to $4.6 million.
NOTE 9 – POST-RETIREMENT BENEFIT PLANS
Defined Benefit Pension Plans
The Company has certain non-contributory defined benefit pension plans for salaried and hourly employees in the United States, Canada, Germany, the Netherlands, South Africa and the United Kingdom. The Company uses a measurement date of October 31 for its pension plans. The salaried employees plans’ benefits are based primarily on years of service and earnings. The hourly employees plans’ benefits are based primarily upon years of service, and certain benefit provisions are subject to collective bargaining. The Company contributes an amount that is not less than the minimum funding and not more than the maximum tax-deductible amount to these plans. Salaried employees in the United States who commence service on or after November 1, 2007 are not eligible to participate in the U.S. defined benefit pension plan, but are eligible to participate in a defined contribution retirement program. Salaried employees outside the U.S. also have various dates in which they are not eligible to participate in the respective defined benefit pension plans, but are eligible to participate in a defined contribution retirement program. The category “Other International” represents the noncontributory defined benefit pension plans in Canada, South Africa and Turkey for October 31, 2021 and 2020.
Pension plan contributions by the Company totaled $31.4 million during 2022, which consisted of $27.7 million of employer contributions and $3.7 million of benefits paid directly by the Company. Pension plan contributions, including benefits paid directly by the Company, totaled $21.9 million and $26.4 million during 2021 and 2020, respectively. Contributions, including benefits paid directly by the Company, during 2023 are expected to be approximately $28.4 million.
The following table presents the number of participants in the defined benefit plans:

October 31, 2022	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Active participants	1,659	1,579	29	—	51	—
Vested former employees and deferred members	3,348	2,764	75	366	115	28
Retirees and beneficiaries	3,426	2,102	281	662	330	51

October 31, 2021	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Active participants	3,603	1,733	30	—	60	1,780
Vested former employees and deferred members	3,468	2,881	79	366	107	35
Retirees and beneficiaries	3,306	1,962	276	662	354	52

The weighted average assumptions used to measure the year-end benefit obligations as of October 31 were as follows:

As of October 31,	2022	2021
Discount rate	5.61%	2.55%
Rate of compensation increase	2.99%	2.96%
The weighted average assumptions used to determine the pension cost for the years ended October 31 were as follows:

For the year ended October 31,	2022	2021	2020
Discount rate	2.55%	2.48%	2.74%
Expected Return on plan assets	3.86%	3.87%	4.64%
Rate of compensation increase	2.96%	2.91%	2.85%
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
Based on the Company's analysis of future expectations of asset performance, past return results and its current and expected asset allocations, the Company has assumed a 3.86% long-term expected return on those assets for cost recognition in 2022. For the defined benefit pension plans, the Company applies its expected rate of return to a market-related value of assets, which stabilizes variability in the amounts to which the Company applies that expected return.
The Company amortizes experience gains and losses as well as the effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.
During the year ended October 31, 2022, $2.4 million of projected benefit obligation for plan participants in Turkey was irrevocably transferred to a third-party buyer through the sale of business (part of the FPS Divestiture) resulting in a $1.0 million loss in accumulated other comprehensive income that was recognized as a loss on sale of business.
During the year ended October 31, 2021, an annuity contract in the amount of approximately $98.8 million was purchased with defined benefit plan assets, and the pension obligation for certain retirees in the United States was irrevocably transferred from that plan to the annuity contract settling that obligation. Additionally, lump sum payments totaling $13.9 million were made from the U.S. defined benefit plan assets to certain participants who agreed to such payments, representing the current fair value of such participants' respective pension benefits. The settlement items described above resulted in a decrease in the value of both the plan assets and the projected benefit obligation of $112.7 million and non-cash pension settlement charges of $8.8 million of unrecognized net actuarial loss included in accumulated other comprehensive loss for the year ended October 31, 2021. Additional lump sum payments in Canada, South Africa and the United Kingdom exceeded the settlement threshold for the fiscal year triggering settlement accounting. Lump sum payments for these plans resulted in non-cash pension settlement charges of $0.3 million of unrecognized net actuarial loss that was included in accumulated other comprehensive loss for the year ended October 31, 2021.

Benefit Obligations
The components of net periodic pension cost include the following:

For the year ended October 31, 2022	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Service cost	$11.5	$10.0	$0.2	$0.5	$0.5	$0.3
Interest cost	19.9	16.1	0.3	2.6	0.5	0.4
Expected return on plan assets	(32.5)	(27.0)	—	(3.9)	(0.8)	(0.8)
Amortization of prior service benefit	(0.4)	(0.3)	—	—	(0.1)	—
Recognized net actuarial loss	7.7	6.0	0.9	0.6	—	0.2
Special Events
Divestiture Charge	1.0	—	—	—	—	1.0
Net periodic pension cost (benefit)	$7.2	$4.8	$1.4	$(0.2)	$0.1	$1.1
For the year ended October 31, 2021	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Service cost	$12.1	$10.7	$0.3	$0.5	$0.5	$0.1
Interest cost	18.8	15.4	0.3	2.5	0.4	0.2
Expected return on plan assets	(31.8)	(25.8)	—	(4.6)	(0.7)	(0.7)
Amortization of prior service benefit	(0.3)	(0.1)	—	—	(0.2)	—
Recognized net actuarial loss	12.6	10.1	1.3	1.1	—	0.1
Special Events
Settlement	9.1	8.8	—	0.3	—	—
Net periodic pension cost (benefit)	$20.5	$19.1	$1.9	$(0.2)	$—	$(0.3)
For the year ended October 31, 2020	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Service cost	$12.8	$11.5	$0.4	$0.5	$0.3	$0.1
Interest cost	25.9	22.4	0.2	2.7	0.3	0.3
Expected return on plan assets	(37.9)	(31.4)	—	(5.2)	(0.7)	(0.6)
Amortization of prior service (benefit) cost	(0.1)	(0.1)	—	0.1	(0.1)	—
Recognized net actuarial loss	13.2	10.2	1.8	1.1	—	0.1
Special Events
Settlement	0.3	(0.1)	—	0.4	—	—
Net periodic pension cost (benefit)	$14.2	$12.5	$2.4	$(0.4)	$(0.2)	$(0.1)
Benefit obligations are described in the following tables. Accumulated and projected benefit obligations ("ABO" and "PBO") represent the obligations of a pension plan for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO is ABO increased to reflect expected future compensation.

The following table sets forth the plans’ change in projected benefit obligation:

For the year ended October 31, 2022	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$989.2	$679.6	$39.3	$174.1	$82.5	$13.7
Service cost	11.5	10.0	0.2	0.5	0.5	0.3
Interest cost	19.9	16.1	0.3	2.6	0.5	0.4
Plan participant contributions	0.2	—	—	—	0.2	—
Expenses paid from assets	(2.8)	(1.9)	—	(0.8)	—	(0.1)
Actuarial gain	(265.9)	(188.9)	(7.6)	(51.2)	(17.6)	(0.6)
Foreign currency effect	(40.3)	—	(5.0)	(23.0)	(10.2)	(2.1)
Benefits paid	(57.7)	(44.6)	(1.3)	(6.4)	(4.5)	(0.9)
Divestiture	(2.4)	—	—	—	—	(2.4)
Benefit obligation at end of year	$651.7	$470.3	$25.9	$95.8	$51.4	$8.3
For the year ended October 31, 2021	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,110.3	$782.0	$42.1	$184.6	$90.9	$10.7
Service cost	12.1	10.7	0.3	0.5	0.5	0.1
Interest cost	18.8	15.4	0.3	2.5	0.4	0.2
Plan participant contributions	0.2	—	—	—	0.2	—
Expenses paid from assets	(3.1)	(2.3)	—	(0.9)	0.2	(0.1)
Actuarial loss (gain)	0.3	17.1	(1.5)	(11.1)	(3.8)	(0.4)
Foreign currency effect	9.8	—	(0.4)	10.9	(0.9)	0.2
Benefits paid	(159.9)	(143.3)	(1.5)	(9.0)	(5.0)	(1.1)
Other	0.7	—	—	(3.4)	—	4.1
Benefit obligation at end of year	$989.2	$679.6	$39.3	$174.1	$82.5	$13.7

The following tables set forth the PBO, ABO, plan assets and instances where the ABO exceeds the plan assets for the respective years:

(in millions)	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Actuarial value of benefit obligations and plan assets
October 31, 2022
Projected benefit obligation	$651.7	$470.3	$25.9	$95.8	$51.4	$8.3
Accumulated benefit obligation	636.2	456.1	25.3	95.8	50.7	8.3
Plan assets	624.6	451.1	—	111.6	50.3	11.6
October 31, 2021
Projected benefit obligation	$989.2	$679.6	$39.3	$174.1	$82.5	$13.7
Accumulated benefit obligation	961.0	655.4	38.2	174.1	81.2	12.1
Plan assets	950.8	646.4	—	205.4	84.5	14.5
Plans with ABO in excess of Plan assets
October 31, 2022
Accumulated benefit obligation	$106.6	$30.6	$25.3	$—	$50.7
Plan assets	50.3	—	—	—	50.3	—
October 31, 2021
Accumulated benefit obligation	$75.1	$35.3	$38.2	$—	$—	$1.6
Plan assets	—	—	—	—	—	—
The actuarial (gain) loss for all pension plans was primarily related to a change in discount rates used to measure the benefit obligations of those plans.
Future benefit payments for the Company's global plans, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five years thereafter, are as follows:

(in millions)	Expected Benefit Payments
Year(s)
2023	$54.8
2024	54.8
2025	51.7
2026	52.1
2027	53.3
2028-2032	262.1
Plan assets
The assets of all the Company's plans consist of U.S. and non-U.S. equity securities, government and corporate bonds, cash, insurance annuities and mutual funds.
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

The Company’s weighted average asset allocations at the measurement date and the target asset allocations by category are as follows:

Asset Category	2023 Target	2022 Target	2022 Actual
Equity securities	20%	20%	22%
Debt securities	66%	66%	63%
Other	14%	14%	15%
Total	100%	100%	100%
The fair value of the pension plans’ investments is presented below. The inputs and valuation techniques used to measure the fair value of the assets are consistently applied and described in Note 6 of the Notes to the Consolidated Financial Statements.

For the year ended October 31, 2022	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Change in plan assets:
Fair value of plan assets at beginning of year	$950.8	$646.4	$—	$205.4	$84.5	$14.5
Actual return on plan assets	(258.4)	(179.0)	—	(62.1)	(16.6)	(0.7)
Expenses paid	(2.8)	(1.9)	—	(0.8)	—	(0.1)
Plan participant contributions	0.2	—	—	—	0.2	—
Foreign currency impact	(38.8)	—	—	(27.0)	(10.3)	(1.5)
Employer contributions	27.6	28.0	—	2.5	(3.0)	0.1
Benefits paid out of plan	(54.0)	(42.4)	—	(6.4)	(4.5)	(0.7)
Fair value of plan assets at end of year	$624.6	$451.1	$—	$111.6	$50.3	$11.6
For the year ended October 31, 2021	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Change in plan assets:
Fair value of plan assets at beginning of year	$1,002.1	$687.0	$—	$210.0	$92.0	$13.1
Actual return on plan assets	77.1	88.4	—	(9.8)	(3.1)	1.6
Expenses paid	(3.1)	(2.3)	—	(0.9)	0.2	(0.1)
Plan participant contributions	0.2	—	—	—	0.2	—
Foreign currency impact	12.5	—	—	12.4	(0.9)	1.0
Employer contributions	17.8	14.0	—	2.7	1.1	—
Benefits paid out of plan	(155.8)	(140.7)	—	(9.0)	(5.0)	(1.1)
Fair value of plan assets at end of year	$950.8	$646.4	$—	$205.4	$84.5	$14.5

The following table presents the fair value measurements for the pension assets:

	Fair Value Measurement
As of October 31, 2022 (in millions)	Level 1	Level 2	Level 3	Total
Asset Category
Mutual funds	$62.9	$58.0	$—	$120.9
Cash	16.0	—	—	16.0
Corporate bonds	—	160.5	—	160.5
Government bonds	—	51.6	—	51.6
Other assets	—	2.0	—	2.0
Total Assets in the Fair Value Hierarchy	78.9	272.1	—	351.0
Investments Measured at Net Asset Value
Insurance contracts				72.9
Common stock funds				77.3
Corporate bond funds				123.4
Investments at Fair Value	$78.9	$272.1	$—	$624.6

	Fair Value Measurement
As of October 31, 2021 (in millions)	Level 1	Level 2	Level 3	Total
Asset Category
Mutual funds	$87.4	$128.5	$—	$215.9
Common stock	6.6	—	—	6.6
Cash	15.7	—	—	15.7
Corporate bonds	—	228.5	—	228.5
Government bonds	—	44.5	—	44.5
Other assets	—	1.0	—	1.0
Total Assets in the Fair Value Hierarchy	109.7	402.5	—	512.2
Investments Measured at Net Asset Value
Insurance contracts				122.9
Common stock funds				94.2
Corporate bond funds				209.2
Government bond funds				12.3
Investments at Fair Value	$109.7	$402.5	$—	$950.8

Financial statement presentation including other comprehensive income:

As of October 31, 2022	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Unrecognized net actuarial loss	$93.4	$41.0	$2.3	$43.2	$3.9	$3.0
Unrecognized prior service credit	(1.4)	(0.4)	—	—	(1.0)	—
Accumulated other comprehensive loss - Pre-tax	$92.0	$40.6	$2.3	$43.2	$2.9	$3.0
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$30.8	$11.7	$—	$15.8	$—	$3.3
Accrued benefit liability	(58.0)	(30.8)	(25.9)	—	(1.3)	—
Accumulated other comprehensive loss - Pre-tax	92.0	40.6	2.3	43.2	2.9	3.0
Net amount recognized	$64.8	$21.5	$(23.6)	$59.0	$1.6	$6.3
As of October 31, 2021	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Unrecognized net actuarial loss	$87.2	$29.9	$11.9	$36.2	$4.4	$4.8
Unrecognized prior service cost (credit)	(2.0)	(0.7)	—	—	(1.3)	—
Accumulated other comprehensive loss - Pre-tax	$85.2	$29.2	$11.9	$36.2	$3.1	$4.8
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$39.9	$2.7	$—	$31.1	$2.0	$4.1
Accrued benefit liability	(78.3)	(35.5)	(39.3)	—	—	(3.5)
Accumulated other comprehensive loss - Pre-tax	85.2	29.2	11.9	36.2	3.1	4.8
Net amount recognized	$46.8	$(3.6)	$(27.4)	$67.3	$5.1	$5.4

(in millions)	October 31, 2022	October 31, 2021
Accumulated other comprehensive loss at beginning of year	$85.2	$150.6
Increase or (decrease) in accumulated other comprehensive loss
Net prior service benefit amortized	0.4	0.3
Net loss amortized	(7.7)	(12.6)
Loss recognized due to settlement	—	(9.1)
Loss recognized due to divestiture	(1.0)	—
Liability loss	(265.9)	0.3
Asset loss (gain)	290.8	(45.3)
Other adjustments	(0.5)	(0.9)
Increase (decrease) in accumulated other comprehensive loss	16.1	(67.3)
Foreign currency impact	(9.3)	1.9
Accumulated other comprehensive loss at year end	$92.0	$85.2
Supplemental Employee Retirement Plan
The Company has a supplemental employee retirement plan which is an unfunded plan providing supplementary retirement benefits primarily to certain executives and longer-service employees. The present benefit obligation of the supplemental employee retirement plan is included in the United States defined benefit pension plans above.

Defined contribution plans
The Company has several voluntary 401(k) savings plans that cover eligible employees in the U.S. For certain plans, the Company matches a percentage of each employee’s contribution up to a maximum percentage of base salary. The Company's contributions to the 401(k) plans were $24.4 million, $21.9 million and $25.2 million in 2022, 2021 and 2020, respectively.
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
Since 2017, two reconditioning facilities in the Milwaukee, Wisconsin area that are or were owned by Container Life Cycle Management LLC ("CLCM"), the Company’s U.S. reconditioning joint venture, have been subject to investigations conducted by federal, state and local governmental agencies concerning, among other matters, potential violations of environmental laws and regulations. As a result of these investigations, the United States Environmental Protection Agency (“U.S. EPA”) and the Wisconsin Department of Natural Resources (“WDNR”) have issued notices of violations to the Company and CLCM regarding alleged violations of certain federal and state environmental laws and regulations. The U.S. EPA and the WDNR have rescinded the notices of violations relating to the Company and have reached agreement with CLCM on a proposed consent decree that would resolve these investigations and proceedings against CLCM (the “Proposed CLCM Consent Decree”). On November 30, 2022, the U.S. EPA and the WDNR filed an action in the U.S. District Court, Eastern District of Wisconsin, seeking the Court’s approval of the Proposed CLCM Consent Decree. Under the Proposed CLCM Consent Decree, CLCM, without admitting any wrongdoing, has agreed to modify certain existing operational practices, install and operate specific environmental controls and pay civil penalties of approximately $1.6 million. The Proposed CLCM Consent Decree is not final and effective unless and until approved by the Court.
Environmental Reserves
As of October 31, 2022 and October 31, 2021, the Company has accrued $9.8 million and $11.0 million, respectively, for the Diamond Alkali Superfund Site. It is possible that there could be resolution of uncertainties in the future that would require the Company to record charges, which could be material to future earnings.
Aside from the Diamond Alkali Superfund Site, other environmental reserves of the Company as of October 31, 2022 and October 31, 2021 included $9.2 million and $8.5 million, respectively, for its various facilities around the world.
As of October 31, 2022 and October 31, 2021, the Company's environmental reserves were $19.0 million and $19.5 million, respectively. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability.
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
The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding

* Diluted Class B EPS calculation is identical to Basic Class B calculation
The following table provides EPS information for each period, respectively:

	Year Ended October 31,
(in millions, except per share data)	2022	2021	2020
Numerator
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$376.7	$390.7	$108.8
Cash dividends	(111.3)	(105.8)	(104.3)
Undistributed net income attributable to Greif, Inc.	$265.4	$284.9	$4.5
Denominator
Denominator for basic EPS –
Class A common stock	26.3	26.5	26.4
Class B common stock	22.0	22.0	22.0
Denominator for diluted EPS –
Class A common stock	26.6	26.7	26.4
Class B common stock	22.0	22.0	22.0
EPS Basic
Class A common stock	$6.36	$6.57	$1.83
Class B common stock	$9.53	$9.84	$2.74
EPS Diluted
Class A common stock	$6.30	$6.54	$1.83
Class B common stock	$9.53	$9.84	$2.74
The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.

Common Stock Repurchases
In June 2022, the Stock Repurchase Committee of the Company’s Board of Directors authorized a program to repurchase up to $150.0 million of shares of the Company’s Class A or Class B Common Stock or any combination thereof. On June 23, 2022, the Company entered into a $75.0 million accelerated share repurchase agreement ("ASR") with Bank of America, N.A. for the repurchase of shares of the Company's Class A Common Stock. In addition, the Company plans to repurchase an aggregate of $75.0 million of shares of its Class A or Class B Common Stock, or any combination thereof, in open market purchases ("OSR program").
Under the ASR, on June 24, 2022, the Company made a payment of $75.0 million and received an initial delivery of approximately 80% of the expected share repurchases, or 1,021,451 shares of Class A Common Stock, with any remaining shares expected to be delivered by the Company's second quarter 2023. The ASR has been accounted for as a purchase of shares of Class A Common Stock and a forward purchase contract. The final number of shares of Class A Common Stock to be repurchased will be based on the volume-weighted average price of the shares of the Company's Class A Common Stock during the term of the ASR less a discount. The Company has treated the shares of Class A Common Stock delivered as treasury shares as of the date the shares were physically delivered in computing the weighted average shares outstanding of Class A Common Stock for both basic and diluted earnings per share. The forward stock purchase contract was determined to be indexed to the Company’s own stock and met all of the applicable criteria for equity classification.
The Company began making repurchases of Class B Common Stock under the OSR program on September 9, 2022, and the Company may continue to make open market repurchases over the next 12 to 18 months under this program, all in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The timing of any such repurchases will depend on market conditions and will be made at the Company's discretion. While the Company intends to repurchase up to $75.0 million of shares, it is not obligated to repurchase any dollar amount or number or class of shares and may suspend or discontinue repurchases at any time. As of October 31, 2022, 170,980 shares of Class B Common Stock had been repurchased under the OSR program.
The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
October 31, 2022:
Class A common stock	128,000,000	42,281,920	25,606,287	16,675,633
Class B common stock	69,120,000	34,560,000	21,836,745	12,723,255
October 31, 2021:
Class A common stock	128,000,000	42,281,920	26,550,924	15,730,996
Class B common stock	69,120,000	34,560,000	22,007,725	12,552,275
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Year Ended October 31,
	2022	2021	2020
Class A Common Stock:
Basic shares	26,251,536	26,525,529	26,382,838
Assumed conversion of stock options and unvested shares	359,176	133,692	7,805
Diluted shares	26,610,712	26,659,221	26,390,643
Class B Common Stock:
Basic and diluted shares	21,995,865	22,007,725	22,007,725
No stock options were antidilutive for the years ended October 31, 2022, 2021, or 2020.
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
As of October 31, 2022, the Company had no significant leases that had not commenced.
The following table presents the lease expense components:

	Year Ended
(in millions)	October 31, 2022	October 31, 2021
Operating lease cost	$64.6	$70.4
Other lease cost*	24.6	24.0
Total lease cost	$89.2	$94.4
*Amount includes variable, short-term and finance lease costs.
Future maturity for the Company's lease liabilities, during the next five years, and in the aggregate for the years thereafter, are as follows:

(in millions)	October 31, 2022
2023	56.9
2024	53.8
2025	44.9
2026	39.3
2027	31.5
Thereafter	108.3
Total lease payments	334.7
Less: Interest	(76.4)
Lease liabilities	$258.3
The following table presents the weighted-average lease term and discount rate as of October 31, 2022 and October 31, 2021:

	October 31, 2022	October 31, 2021
Weighted-average remaining lease term (years) for operating lease liabilities	9.9	10.3
Weighted-average discount rate for operating lease liabilities	3.77%	3.61%
The following table presents other required lease related information:

(in millions)	October 31, 2022	October 31, 2021
Operating cash flows used for operating leases	$63.2	$70.2
Leased assets obtained in exchange for new operating lease liabilities	22.3	25.0
NOTE 13 – BUSINESS SEGMENT INFORMATION
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
The following tables present net sales disaggregated by geographic area for each reportable segment for the year ended October 31, 2022:

	Year Ended October 31, 2022
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$1,287.1	$1,700.7	$664.6	$3,652.4
Paper Packaging & Services	2,630.8	—	44.3	2,675.1
Land Management	22.0	—	—	22.0
Total net sales	$3,939.9	$1,700.7	$708.9	$6,349.5

The following tables present net sales disaggregated by geographic area for each reportable segment for the year ended October 31, 2021:

	Year Ended October 31, 2021
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$1,044.5	$1,673.9	$598.3	$3,316.7
Paper Packaging & Services	2,182.0	—	36.4	2,218.4
Land Management	21.0	—	—	21.0
Total net sales	$3,247.5	$1,673.9	$634.7	$5,556.1
The following reportable segment information is presented for each of the three years in the period ended October 31:

(in millions)	2022	2021	2020
Operating profit:
Global Industrial Packaging	$313.7	$350.2	$225.4
Paper Packaging & Services	298.5	131.0	71.0
Land Management	9.0	104.0	8.5
Total operating profit	$621.2	$585.2	$304.9

Depreciation, depletion and amortization expense:
Global Industrial Packaging	$73.9	$83.1	$84.5
Paper Packaging & Services	139.9	148.0	153.5
Land Management	2.8	3.3	4.5
Total depreciation, depletion and amortization expense	$216.6	$234.4	$242.5

Capital expenditures:
Global Industrial Packaging	$55.1	$71.1	$55.8
Paper Packaging & Services	90.6	79.9	61.4
Land Management	—	0.2	0.2
Total segment	145.7	151.2	117.4
Corporate and other	16.2	11.0	12.6
Total capital expenditures	$161.9	$162.2	$130.0

The following table presents total assets by reportable segment and total long lived assets, net by geographic area:

(in millions)	October 31, 2022	October 31, 2021	October 31, 2020
Assets:
Global Industrial Packaging	$2,308.4	$2,735.1	$2,338.5
Paper Packaging & Services	2,473.9	2,506.5	2,524.3
Land Management	250.0	249.2	348.6
Total segment	5,032.3	5,490.8	5,211.4
Corporate and other	437.6	325.0	299.5
Total assets	$5,469.9	$5,815.8	$5,510.9

Long lived assets, net*:
United States	$1,314.7	$1,321.8	$1,345.8
Europe, Middle East, and Africa	303.7	374.5	377.6
Asia Pacific and other Americas	91.3	114.3	111.0
Total properties, plants and equipment, net	$1,709.7	$1,810.6	$1,834.4
*includes impact of capitalization of operating lease assets
NOTE 14 – COMPREHENSIVE INCOME (LOSS)
The following table provides the roll forward of accumulated other comprehensive income (loss) for the years ended October 31, 2022 and 2021:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2020	$(294.9)	$(24.7)	$(107.9)	$(427.5)
Other Comprehensive Income (Loss)	$(0.5)	$21.1	$50.4	$71.0
Balance as of October 31, 2021	$(295.4)	$(3.6)	$(57.5)	$(356.5)
Other Comprehensive Income (Loss)	(134.2)	76.4	(1.1)	(58.9)
Foreign Currency Translation Released from Business Divestment	113.1	—	—	$113.1
Balance as of October 31, 2022	$(316.5)	$72.8	$(58.6)	$(302.3)
The components of accumulated other comprehensive income above are presented net of tax, as applicable.
NOTE 15 – REDEEMABLE NONCONTROLLING INTERESTS
Mandatorily Redeemable Noncontrolling Interests
The terms of the joint venture agreement for one joint venture within the Global Industrial Packaging reportable segment include mandatory redemption by the Company, in cash, of the noncontrolling interest holders’ equity at a formulaic price after the expiration of a lockout period specific to each noncontrolling interest holder. The redemption features cause the noncontrolling interest to be classified as a mandatorily redeemable instrument under the accounting guidance, and this noncontrolling interest is included at the current redemption value each period in long-term or short-term liabilities of the Company, as applicable. The impact of marking to redemption value at each period end is recorded in interest expense. The carrying amount is not reduced below the initially recorded contribution. The Company has a contractual obligation to redeem the outstanding equity interest the remaining partner in 2023.
The mandatorily redeemable noncontrolling interest balance is $3.4 million as of October 31, 2022 and $8.4 million as of October 31, 2021.

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
Redeemable noncontrolling interests are reflected in the consolidated balance sheets at redemption value. The following table provides the rollforward of the redeemable noncontrolling interest for the years ended October 31, 2022 and 2021:

(in millions)	Redeemable Noncontrolling Interest
Balance as of October 31, 2020	$20.0
Current period mark to redemption value	2.6
Redeemable noncontrolling interest share of income	2.4
Dividends to redeemable noncontrolling interest and other	(0.9)
Balance as of October 31, 2021	24.1
Current period mark to redemption value	(5.5)
Repurchase of redeemable shareholder interest	(1.9)
Redeemable noncontrolling interest share of income	0.1
Dividends to redeemable noncontrolling interest and other	(1.0)
Balance as of October 31, 2022	$15.8
NOTE 16 — SUBSEQUENT EVENTS
On November 9, 2022, the Company entered into a definitive agreement to acquire Lee Container Corporation, Inc. ("Lee Container"), an industry-leading manufacturer of high-performance barrier and conventional blow molded containers, for a purchase price of $300.0 million in cash, subject to customary closing conditions, including regulatory clearances.
On December 15, 2022, the Company completed the Lee Container acquisition. The all-cash transaction was funded through Greif's existing credit facility. Due to the limited time since the Company has completed the acquisition, the Company has not yet completed the initial acquisition accounting for the transaction, including the determination of the fair values of the assets acquired and the liabilities assumed. The Company anticipates completing the preliminary purchase price allocation in the first fiscal quarter of 2023, which would then be reflected in the Company's January 31, 2023 financial statements. The results of operations of the acquired business will be included in the Company's results from December 15, 2022, the date of the closing of the acquisition.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Greif, Inc. and subsidiary companies
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Greif, Inc. and subsidiary companies (the “Company”) as of October 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 16, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Goodwill - Paper Packaging & Services and Global Industrial Packaging Asia Pacific Reporting Units - Refer to Note 2 to the Financial Statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves comparing the carrying value of each reporting unit to the estimated fair value of the reporting unit. The Company’s determination of the estimated fair value of the reporting units is based on both the market approach and a discounted cash flow analysis utilizing the income approach. The determination of the estimated fair value using the market approach and the discounted cash flow model requires management to make significant estimates and assumptions related to the valuation of the reporting unit. Changes in these assumptions could have a significant impact on either the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. The Company’s consolidated goodwill balance was $1.5 billion as of October 31, 2022, of which $768 million and $95 million were allocated to the Paper Packaging & Services (“PPS”) reporting unit and the Global Industrial Packaging Asia Pacific (“GIP APAC”) reporting unit, respectively. These reporting units exhibit more sensitivity to changes in estimates and assumptions. The estimated fair value of the PPS and GIP APAC reporting units exceeded their carrying value by at least 29%, therefore no impairment was recognized.

We identified the valuation of the PPS and the GIP APAC reporting units as a critical audit matter because of the significant estimates and assumptions management made to estimate their fair values and the sensitive nature of the valuation of the PPS and GIP APAC reporting units to changes in key estimates and assumptions including valuation multiples, revenue growth rates, and discount rates. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to testing the valuation of the PPS and GIP APAC reporting units focused on certain key assumptions such as valuation multiples, revenue growth rates, and the selection of the discount rates, and included the following procedures, among others:
•We tested the effectiveness of internal controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the PPS and GIP APAC reporting units, such as controls related to management’s selection of the valuation multiples, revenue growth rates, and discount rates
•We performed a sensitivity analysis of the revenue growth rates and discount rates, which included their impact on cash flows
•We evaluated the reasonableness of management’s revenue growth rates used in the discounted cash flow model by comparing the forecasted revenues to historical amounts, historical macroeconomic benchmarking, competitors’ analyst’s forecasts, and future forecasted macroeconomic benchmarking
•With the assistance of our fair value specialists, we evaluated the reasonableness of (1) the long-term revenue growth rates through macroeconomic benchmarking, (2) the discount rates, and (3) the valuation multiples by developing a range of independent estimates and comparing those to the rates and amounts selected by management.

/s/ Deloitte & Touche LLP

Columbus, Ohio
December 16, 2022

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
As of October 31, 2022, management has assessed the effectiveness of the Company's internal control over financial reporting. In making this assessment, we used the criteria described in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Company's internal control over financial reporting was effective as of October 31, 2022.
Our internal control over financial reporting as of October 31, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Report of Independent Registered Public Accounting Firm
To the shareholders and Board of Directors of Greif, Inc. and subsidiary companies
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Greif, Inc. and subsidiaries (the “Company”) as of October 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2022, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2022, of the Company and our report dated December 16, 2022, expressed an unqualified opinion on those financial statements.
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
December 16, 2022

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal Number 1 – Election of Directors” in the 2023 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by Items 401(b) and (d)-(f) of Regulation S-K will be contained under the caption “Corporate Governance - Executive Officers of the Company” in the 2023 Proxy Statement, which information is incorporated herein by reference.
We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of the date of this filing, the members of the Audit Committee were Bruce A. Edwards, John F. Finn, Robert M. Patterson, and Kimberly T. Scott. Mr. Edwards is Chairperson of the Audit Committee. Our Board of Directors has determined that Mr. Patterson is an “Audit Committee Financial Expert,” as that term is defined in Item 401(h)(2) of Regulation S-K, and “Independent,” as that term is defined in Rule 10A-3 of the Exchange Act.
Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10 percent of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Corporate Governance—Stock Holdings of Certain Owners and Management—Delinquent Section 16(a) Reports” in the 2023 Proxy Statement, which information is incorporated herein by reference.
Information concerning the procedures by which stockholders may recommend nominees to our Board of Directors will be found under the caption “Other Matters - Stockholder Recommendations for Director Nominees” in the 2023 Proxy Statement. There has been no material change to the nomination procedures we previously disclosed in the proxy statement for our 2022 annual meeting of stockholders.
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
ITEM 11. EXECUTIVE COMPENSATION
The 2023 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the caption “Compensation Discussion and Analysis;" information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Matters - Compensation Committee Interlocks and Insider Participation;” and information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Matters- Compensation Committee Report.” This information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Corporate Governance - Stock Holdings of Certain Owners and Management” in the 2023 Proxy Statement, which information is incorporated herein by reference.
Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Executive Compensation Tables - Equity Compensation Plan Information” in the 2023 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Other Matters - Certain Relationships and Related Transactions” in the 2023 Proxy Statement, which information is incorporated herein by reference.
Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance – Director Independence” in the 2023 Proxy Statement, which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Audit Committee Matters - Fees of Independent Registered Public Accounting Firm” in the 2023 Proxy Statement, which information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
EXHIBITS

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
3.1	Amended and Restated Certificate of Incorporation of Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 3(a) therein).

3.2	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Definitive Proxy Statement on Form 14A dated January 27, 2003, File No. 001-00566 (see Exhibit A therein).

3.3	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 3.1 therein).

3.4	Third Amended and Restated By-Laws of Greif, Inc.	Current Report on Form 8-K dated September 3, 2021, File No. 001-00566 (see Exhibit 99.2 therein)

4.1	Description of the Registrant's Securities Registered under Section 12 of the Securities Exchange Act of 1934.	Annual Report on Form 10-K for the fiscal year ended October 31, 2019, File No. 001-00566 (see Exhibit 4.3 therein).

10.1*	Greif, Inc. Amended and Restated Directors’ Deferred Compensation Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.2 therein).

10.2*	Supplemental Retirement Benefit Agreement.	Annual Report on Form 10-K for the fiscal year ended October 31, 1999, File No. 001-00566 (see Exhibit 10(i) therein).

10.3*	Second Amended and Restated Supplemental Executive Retirement Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2007, File No. 001-00566 (see Exhibit 10(f) therein).

10.4*	Greif, Inc. 2006 Amended and Restated Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.1 therein).

10.5*	Amendment No. 1 to Greif, Inc. 2006 Amended and Restated Long-Term Incentive Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2014, File No. 001-00566 (See Exhibit 10.8 therein).

10.6*	Amendment No. 2 to Greif, Inc. 2006 Amended and Restated Long-Term Incentive Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2018, File No. 001-00566 (See Exhibit 10.8 therein).

10.7*	Amendment No. 3 to Greif, Inc. 2006 Amended and Restated Long-Term Incentive Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (See Exhibit 10.7 therein).

10.8*	Greif, Inc. 2020 Long-Term Incentive Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (See Exhibit 10.8 therein).

10.9*	Form of Performance Stock Unit Award Document for the Greif, Inc. 2020 Long-Term Incentive Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (See Exhibit 10.9 therein).

10.10*	Form of Restricted Stock Unit Award Document – Time Vesting for the Greif, Inc. 2020 Long-Term Incentive Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (See Exhibit 10.10 therein).

10.11*	Greif, Inc. Performance-Based Incentive Compensation Plan.	Definitive Proxy Statement on Form 14A dated January 25, 2002, File No. 001-00566 (see Exhibit B therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10.12*	Amendment No. 1 to Greif, Inc. Performance-Based Incentive Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2011, File No. 001-00566 (See Exhibit 10(i) therein).

10.13*	Amendment No. 2 to Greif, Inc. Performance-Based Incentive Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2013, File No. 001-00566 (See Exhibit 10.10 therein).

10.14*	Amendment No. 3 to Greif, Inc. Performance-Based Incentive Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2017, File No. 001-00566 (See Exhibit 10.11 therein).

10.15*	Greif, Inc. 2001 Management Equity Incentive and Compensation Plan	Definitive Proxy Statement on Form DEF 14A dated January 26, 2001, File No. 001-00566 (see Exhibit A therein).

10.16*	Amendment No. 1 to Greif, Inc. 2001 Management Equity Incentive and Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2011, File No. 001-00566 (See Exhibit 10(k) therein).

10.17*	Amendment No. 2 to Greif, Inc. 2001 Management Equity Incentive and Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2015, File No. 001-00566 (See Exhibit 10.13.2 therein).

10.18*	Amendment No. 3 to Greif, Inc. 2001 Management Equity Incentive and Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (See Exhibit 10.18 therein).

10.19*	2005 Outside Directors Equity Award Plan	Definitive Proxy Statement on Form DEF 14A, File No. 001-00566, filed with the Securities and Exchange Commission on January 21, 2005 (see Exhibit A therein).

10.20*	Stock Option Award Agreement for the Greif, Inc. 2005 Outside Directors Equity Award Plan	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(c) therein).

10.21*	Restricted Share Award Agreement for the Greif, Inc. 2005 Outside Directors Equity Award Plan	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(d) therein).

10.22*	Amendment No. 1 to Greif, Inc. 2005 Outside Directors Equity Award Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2016, File No. 001-00566 (see Exhibit 10.1 therein).

10.23*	Amended and Restated Nonqualified Deferred Compensation Plan, effective June 1, 2008	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, File No. 001-00566 (see Exhibit 10.5 therein).

10.24*	Nonqualified Supplemental Deferred Compensation Plan, effective January 1, 2020	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, File No. 001-00566 (see Exhibit 10.3 therein).

10.25*	Form Nonqualified Supplemental Deferred Compensation Plan Participation Letter	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, File No. 001-00566 (see Exhibit 10.4 therein).

10.26*	Amended and Restated Nonqualified Deferred Compensation Plan Amendment No. 1, dated December 20, 2010	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, File No. 001-00566 (see Exhibit 10.6 therein).

10.27*	Defined Contribution Supplemental Executive Retirement Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013, File No. 001-00566 (see Exhibit 10.1 therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
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
Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2022, File No. 001-00566 (see Exhibit 10.1 therein).

10.29
Letter dated April 20, 2022, between Coöperatieve Rabobank U.A., Nieuw Amsterdam Receivables Corporation B.V., Greif, Inc., Greif Service Belgium BVBA and Cooperage Receivables Finance B.V., extending the maturity date of the European receivables financing arrangement to April 24, 2023.
Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022, File No. 001-00566 (see Exhibit 10.1 therein).

10.30
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
Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022, File No. 001-00566 (see Exhibit 10.2 therein).

10.31
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

10.32
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
Annual Report on Form 10-K for the fiscal year ended October 31, 2019, File No. 001-00566 (see Exhibit 10.26 therein).

10.33	Amendment No. 1 to Third Amended and Restated Transfer and Administration Agreement	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (see Exhibit 10.36 therein).

10.34	Amendment No. 2 to Third Amended and Restated Transfer and Administration Agreement	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2021, File No. 001-00566 (see Exhibit 10.1 therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10.35	Amendment No. 3 to Third Amended and Restated Transfer and Administration Agreement	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2021, File No. 001-00566 (see Exhibit 10.2 therein).

10.36	Amendment No. 4 to Third Amended and Restated Transfer and Administration Agreement	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022, File No. 001-00566 (see Exhibit 10.3 therein).

10.37
Assignment agreement dated March 31, 2020, by and among Greif Receivables Funding LLC, Greif Packaging LLC, Custom Packaging Group LLC, the other Originators party hereto, Greif, Inc., the Investors, Administrators and Managing Agents party hereto and Bank of America, N.A., as Agent.
Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, File No. 001-00566 (see Exhibit 10.1 therein).

21	Subsidiaries of the Registrant.	Contained herein.

23	Consent of Deloitte & Touche LLP. (PCAOB Firm ID: 34)	Contained herein.

24
Powers of Attorney for Vicki L. Avril-Groves, John F. Finn, John W. McNamara, Bruce A. Edwards, Daniel J. Gunsett, Mark A. Emkes, Robert M. Patterson, Peter G. Watson, Kimberly T. Scott, Karen A. Morrison and Roel Vestjens.
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

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, formatted in Inline XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidate Balance Sheets, (iii) Consolidated Statements of Cash Flow, (iv) Consolidated Statements of Changes in Shareholders’ Equity and (v) Notes to Consolidated Financial Statements.
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

Greif, Inc.
(Registrant)
Date:	December 16, 2022	By:	/s/ OLE G. ROSGAARD
Ole G. Rosgaard
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ OLE G. ROSGAARD	/s/ LAWRENCE A. HILSHEIMER
Ole G. Rosgaard	Lawrence A. Hilsheimer
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Member of the Board of Directors	(principal financial officer)
(principal executive officer)

/s/ MICHAEL J. TAYLOR	PETER G. WATSON*
Michael J. Taylor	Peter G. Watson
Vice President, Corporate Financial Controller	Chairman
(principal accounting officer)	Member of the Board of Directors

BRUCE A. EDWARDS*	DANIEL J. GUNSETT*
Bruce A. Edwards	Daniel J. Gunsett
Member of the Board of Directors	Member of the Board of Directors

JOHN F. FINN*	JOHN W. MCNAMARA*
John F. Finn	John W. McNamara
Member of the Board of Directors	Member of the Board of Directors

KAREN A. MORRISON*	KIMBERLY T. SCOTT*
Karen A. Morrison	Kimberly T. Scott
Member of the Board of Directors	Member of the Board of Directors

MARK A. EMKES*	ROBERT M. PATTERSON*
Mark A. Emkes	Robert M. Patterson
Member of the Board of Directors	Member of the Board of Directors

ROEL VESTJENS*	VICKI L. AVRIL-GROVES*
Roel Vestjens	Vicki L. Avril-Groves
Member of the Board of Directors	Member of the Board of Directors

*	The undersigned, Ole G. Rosgaard, by signing his name hereto, does hereby execute this Form 10-K on behalf of each of the above-named persons pursuant to powers of attorney duly executed by such persons and filed as an exhibit to this Form 10-K.

By:	/s/ OLE. G. ROSGAARD
Ole G. Rosgaard
Each of the above signatures is affixed as of December 16, 2022.

SCHEDULE II
GREIF, INC. AND SUBSIDIARY COMPANIES
Consolidated Valuation and Qualifying Accounts and Reserves (Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended October 31, 2020:
Allowance for doubtful accounts	$6.8	$1.3	$1.3	$—	$9.4

Year ended October 31, 2021:
Allowance for doubtful accounts	$9.4	$2.9	$(6.2)	$—	$6.1

Year ended October 31, 2022:
Allowance for doubtful accounts	$6.1	$1.3	$(1.3)	$—	$6.1