Form 10-Q
period 2023-04-30
GREIF, INC
filed 2023-06-08
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock	GEF	New York Stock Exchange
Class B Common Stock	GEF-B	New York Stock Exchange
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on June 5, 2023:

Class A Common Stock	25,473,248 shares
Class B Common Stock	21,331,127 shares

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Net sales	$1,308.9	$1,667.3	$2,579.9	$3,231.6
Cost of products sold	997.1	1,328.6	2,016.5	2,603.2
Gross profit	311.8	338.7	563.4	628.4
Selling, general and administrative expenses	137.2	147.4	276.6	299.0
Restructuring charges	2.4	3.7	4.8	7.2
Acquisition and integration related costs	4.6	2.0	12.1	3.6
Non-cash asset impairment charges	1.3	—	1.8	62.4
Gain on disposal of properties, plants and equipment, net	(5.0)	(0.3)	(5.0)	(1.7)
Gain on disposal of businesses, net	(9.8)	(4.2)	(64.4)	(4.2)
Operating profit	181.1	190.1	337.5	262.1
Interest expense, net	23.4	13.2	46.2	30.3
Debt extinguishment charges	—	25.4	—	25.4
Other expense (income), net	2.9	(4.4)	6.2	(2.4)
Income before income tax expense and equity earnings of unconsolidated affiliates, net	154.8	155.9	285.1	208.8
Income tax expense	39.1	29.9	76.8	65.5
Equity earnings of unconsolidated affiliates, net of tax	(0.3)	(0.7)	(0.8)	(2.0)
Net income	116.0	126.7	209.1	145.3
Net income attributable to noncontrolling interests	(4.8)	(1.6)	(8.0)	(9.9)
Net income attributable to Greif, Inc.	$111.2	$125.1	$201.1	$135.4
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$1.91	$2.11	$3.46	$2.28
Class B common stock	$2.88	$3.15	$5.19	$3.40
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$1.90	$2.09	$3.44	$2.27
Class B common stock	$2.88	$3.15	$5.19	$3.40
Weighted-average number of Class A common shares outstanding:
Basic	25.8	26.6	25.7	26.6
Diluted	26.2	26.8	26.0	26.8
Weighted-average number of Class B common shares outstanding:
Basic	21.5	22.0	21.6	22.0
Diluted	21.5	22.0	21.6	22.0
Cash dividends declared per common share:
Class A common stock	$0.50	$0.46	$1.00	$0.92
Class B common stock	$0.75	$0.69	$1.49	$1.37
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2023	2022	2023	2022
Net income	$116.0	$126.7	$209.1	$145.3
Other comprehensive income (loss), net of tax:
Foreign currency translation	(2.3)	64.1	49.0	32.6
Derivative financial instruments	(5.1)	24.1	(30.8)	35.9
Minimum pension liabilities	(1.4)	3.4	(3.8)	6.5
Other comprehensive income (loss), net of tax	(8.8)	91.6	14.4	75.0
Comprehensive income	107.2	218.3	223.5	220.3
Comprehensive income attributable to noncontrolling interests	4.7	0.3	8.2	4.3
Comprehensive income attributable to Greif, Inc.	$102.5	$218.0	$215.3	$216.0
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	April 30, 2023	October 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$158.5	$147.1
Trade accounts receivable, net of allowance	727.0	749.1
Inventories:
Raw materials	302.9	316.0
Finished goods	97.3	87.3
Assets held for sale	1.8	1.3
Prepaid expenses	58.1	57.3
Other current assets	136.1	141.3
	1,481.7	1,499.4
Long-term assets
Goodwill	1,649.8	1,464.5
Other intangible assets, net of amortization	762.8	576.2
Deferred tax assets	10.9	10.1
Pension asset	47.2	30.8
Operating lease assets	272.1	254.7
Finance lease assets	32.5	1.2
Other long-term assets	136.9	178.0
	2,912.2	2,515.5
Properties, plants and equipment
Timber properties, net of depletion	228.0	226.8
Land	158.2	154.8
Buildings	540.7	515.1
Machinery and equipment	2,085.1	1,968.3
Capital projects in progress	196.6	182.9
	3,208.6	3,047.9
Accumulated depreciation	(1,691.0)	(1,592.9)
	1,517.6	1,455.0
Total assets	$5,911.5	$5,469.9
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	April 30, 2023	October 31, 2022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$502.4	$561.3
Accrued payroll and employee benefits	121.5	174.4
Restructuring reserves	12.2	12.3
Current portion of long-term debt	80.8	71.1
Short-term borrowings	2.3	5.7
Current portion of operating lease liabilities	50.9	48.9
Current portion of finance lease liabilities	3.3	0.9
Other current liabilities	164.0	173.3
	937.4	1,047.9
Long-term liabilities
Long-term debt	2,206.1	1,839.3
Operating lease liabilities	224.6	209.4
Finance lease liabilities	29.7	0.2
Deferred tax liabilities	333.4	343.6
Pension liabilities	61.0	58.0
Postretirement benefit obligations	7.1	7.2
Contingent liabilities and environmental reserves	19.8	19.0
Long-term income tax payable	25.6	25.6
Other long-term liabilities	99.2	109.6
	3,006.5	2,611.9
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	52.7	15.8
Equity
Common stock, without par value	205.8	173.5
Treasury stock, at cost	(277.6)	(205.1)
Retained earnings	2,239.7	2,095.2
Accumulated other comprehensive loss, net of tax:
Foreign currency translation	(267.7)	(316.5)
Derivative financial instruments	42.0	72.8
Minimum pension liabilities	(62.4)	(58.6)
Total Greif, Inc. shareholders’ equity	1,879.8	1,761.3
Noncontrolling interests	35.1	33.0
Total shareholders’ equity	1,914.9	1,794.3
Total liabilities and shareholders’ equity	$5,911.5	$5,469.9
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended April 30,
(in millions)	2023	2022
Cash flows from operating activities:
Net income	$209.1	$145.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	111.7	114.0
Non-cash asset impairment charges	1.8	62.4
Gain on disposals of properties, plants and equipment, net	(5.0)	(1.7)
Gain on disposals of businesses, net	(64.4)	(4.2)
Unrealized foreign exchange loss (gain)	4.2	(5.1)
Deferred income tax expense	1.6	1.1
Debt extinguishment charges	—	22.6
Non-cash lease expense	23.2	15.1
Other, net	(0.4)	0.7
Increase (decrease) in cash from changes in certain assets and liabilities, net of impacts from acquisitions:
Trade accounts receivable	66.0	(87.4)
Inventories	38.6	(56.2)
Accounts payable	(66.9)	22.4
Restructuring reserves	(0.3)	(4.9)
Operating leases	(23.4)	(16.0)
Pension and post-retirement benefit liabilities	(14.8)	(19.8)
Other, net	(37.3)	(26.7)
Net cash provided by operating activities	243.7	161.6
Cash flows from investing activities:
Purchases of business, net of cash acquired	(447.5)	—
Purchases of properties, plants and equipment	(91.1)	(75.0)
Purchases of and investments in timber properties	(3.2)	(5.1)
Payments for deferred purchase price of acquisitions	(21.7)	(4.7)
Proceeds from the sale of properties, plants, equipment and other assets	6.9	8.3
Proceeds from the sale of businesses	105.6	139.2
Net cash (used in) provided by investing activities	(451.0)	62.7
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,252.0	3,026.5
Payments on long-term debt	(919.5)	(3,122.7)
Payments on short-term borrowings, net	(4.0)	(16.1)
Proceeds from trade accounts receivable credit facility	86.6	1.9
Payments on trade accounts receivable credit facility	(53.9)	(1.9)
Dividends paid to Greif, Inc. shareholders	(57.9)	(54.6)
Dividends paid to noncontrolling interests	(4.9)	(9.4)
Payments for debt extinguishment and issuance costs	—	(20.8)
Payments for share repurchases	(59.6)	—
Tax withholding payments for stock-based awards	(13.7)	—
Purchases of redeemable noncontrolling interest	(3.3)	—
Other, net	(6.2)	—
Net cash provided by (used in) financing activities	215.6	(197.1)
Effects of exchange rates on cash	3.1	(43.1)
Net increase (decrease) in cash and cash equivalents	11.4	(15.9)
Cash and cash equivalents at beginning of period	147.1	124.6
Cash and cash equivalents at end of period	$158.5	$108.7
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended April 30, 2023
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of January 31, 2023	47,542	$188.5	29,300	$(221.1)	$2,157.4	$(279.4)	$1,845.4	$36.8	$1,882.2
Net income					111.2		111.2	4.8	116.0
Other comprehensive income (loss):
Foreign currency translation						(2.2)	(2.2)	(0.1)	(2.3)
Derivative financial instruments, net of $1.8 million of income tax expense						(5.1)	(5.1)		(5.1)
Minimum pension liability adjustment, net of $0.4 million income tax benefit						(1.4)	(1.4)		(1.4)
Comprehensive income			.				102.5		107.2
Current period mark to redemption value of redeemable noncontrolling interest					0.2		0.2		0.2
Net income allocated to redeemable noncontrolling interests							—	(0.5)	(0.5)
Dividends paid to Greif, Inc. shareholders ($0.50 and $0.75 per Class A share and Class B share, respectively)					(29.0)		(29.0)		(29.0)
Dividends paid to noncontrolling interests and other							—	(5.9)	(5.9)
Dividends earned on RSU shares					(0.1)		(0.1)		(0.1)
Share repurchases	(717)	15.0	717	(56.8)			(41.8)		(41.8)
Long-term incentive shares issued	18	0.8	(18)	0.2			1.0		1.0
Share based compensation	—	0.3	—	—			0.3		0.3
Restricted stock, directors	18	1.2	(18)	0.1			1.3		1.3
As of April 30, 2023	46,861	$205.8	29,981	$(277.6)	$2,239.7	$(288.1)	$1,879.8	$35.1	$1,914.9

	Six Months Ended April 30, 2023
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2022	47,443	$173.5	29,399	$(205.1)	$2,095.2	$(302.3)	$1,761.3	$33.0	$1,794.3
Net income					201.1		201.1	8.0	209.1
Other comprehensive income (loss):
Foreign currency translation						48.8	48.8	0.2	49.0
Derivative financial instruments, net of $10.3 million of income tax expense						(30.8)	(30.8)		(30.8)
Minimum pension liability adjustment, net of $0.5 million income tax expense						(3.8)	(3.8)		(3.8)
Comprehensive income			.				215.3		223.5
Current period mark to redemption value of redeemable noncontrolling interest and other					1.0		1.0		1.0
Net income allocated to redeemable noncontrolling interests							—	(0.2)	(0.2)
Dividends paid to Greif, Inc. shareholders ($1.00 and $1.49 per Class A share and Class B share, respectively)					(57.9)		(57.9)		(57.9)
Dividends paid to noncontrolling interests and other							—	(5.9)	(5.9)
Dividends earned on RSU shares					0.3		0.3		0.3
Share repurchases	(949)	15.0	949	(74.6)			(59.6)		(59.6)
Long-term incentive shares issued	349	14.6	(349)	2.0			16.6		16.6
Share based compensation	—	1.5	—	—			1.5		1.5
Restricted stock, directors	18	1.2	(18)	0.1			1.3		1.3
As of April 30, 2023	46,861	$205.8	29,981	$(277.6)	$2,239.7	$(288.1)	$1,879.8	$35.1	$1,914.9

	Three Months Ended April 30, 2022
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of January 31, 2022	48,608	$183.2	28,234	$(134.0)	$1,812.9	$(368.8)	$1,493.3	$64.0	$1,557.3
Net income					125.1		125.1	1.6	126.7
Other comprehensive income (loss):
Foreign currency translation, net of $113.1 million business divestment release						65.4	65.4	(1.3)	64.1
Derivative financial instruments, net of $8.0 million income tax benefit						24.1	24.1		24.1
Minimum pension liability adjustment, net of $1.0 million income tax benefit						3.4	3.4		3.4
Comprehensive income							218.0		218.3
Divestment of noncontrolling interest							—	(24.4)	(24.4)
Current period mark to redemption value of redeemable noncontrolling interest					(0.1)		(0.1)		(0.1)
Net income allocated to redeemable noncontrolling interests							—	(0.3)	(0.3)
Dividends paid to Greif, Inc. shareholders ($0.46 and $0.69 per Class A share and Class B share, respectively)					(27.4)		(27.4)		(27.4)
Dividends paid to noncontrolling interests and other							—	(7.6)	(7.6)
Dividends earned on RSU shares					(0.2)		(0.2)		(0.2)
Long-term incentive shares issued	6	0.3	(6)	—			0.3		0.3
Share based compensation	—	1.3	—	—			1.3		1.3
Restricted stock, directors	22	1.2	(22)	—			1.2		1.2
As of April 30, 2022	48,636	$186.0	28,206	$(134.0)	$1,910.3	$(275.9)	$1,686.4	$32.0	$1,718.4

	Six Months Ended April 30, 2022
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2021	48,559	$179.3	28,283	$(134.1)	$1,825.6	$(356.5)	$1,514.3	$61.3	$1,575.6
Net income					135.4		135.4	9.9	145.3
Other comprehensive income (loss):
Foreign currency translation, net of $113.1 million business divestment release						38.2	38.2	(5.6)	32.6
Derivative financial instruments, net of $12.0 million income tax benefit						35.9	35.9		35.9
Minimum pension liability adjustment, net of $1.5 million income tax benefit						6.5	6.5		6.5
Comprehensive income			.				216.0		220.3
Divestment of noncontrolling interest							—	(24.4)	(24.4)
Current period mark to redemption value of redeemable noncontrolling interest and other					4.9		4.9		4.9
Net income allocated to redeemable noncontrolling interests							—	0.1	0.1
Dividends paid to Greif, Inc. shareholders ($0.92 and $1.37 per Class A share and Class B share, respectively)					(54.6)		(54.6)		(54.6)
Dividends paid to noncontrolling interests and other							—	(9.3)	(9.3)
Dividends earned on RSU shares					(1.0)		(1.0)		(1.0)
Long-term incentive shares issued	52	3.0	(52)	0.1			3.1		3.1
Share based compensation	—	2.4	—	—			2.4		2.4
Restricted stock, executive	3	0.1	(3)	—			0.1		0.1
Restricted stock, directors	22	1.2	(22)	—			1.2		1.2
As of April 30, 2022	48,636	$186.0	28,206	$(134.0)	$1,910.3	$(275.9)	$1,686.4	$32.0	$1,718.4

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
The information filed herein reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated balance sheet as of April 30, 2023 and the condensed consolidated balance sheet as of October 31, 2022, the interim condensed consolidated statements of income, comprehensive income and changes in shareholders’ equity for the three and six months ended April 30, 2023 and 2022 and the interim condensed consolidated statements of cash flows for the three and six months ended April 30, 2023 and 2022 of the Company. The interim condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling interest and are accounted for using either the equity or cost method, as appropriate.
The unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2022 (the “2022 Form 10-K”).
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
NOTE 2 — ACQUISITIONS AND DIVESTITURES
Acquisitions
Centurion Acquisition
The Company completed its acquisition of Centurion Container LLC (“Centurion”) on March 31, 2023 (the “Centurion Acquisition”), which increased the Company’s ownership interest in Centurion from approximately 10% to 80%. Centurion is a leader in the North American IBC reconditioning industry and is involved in IBC rebottling, reconditioning and distribution. The total purchase price for this acquisition, net of cash acquired, was $144.5 million. The fair value of remaining noncontrolling interest of 20% after the acquisition was $40.9 million.
Prior to the acquisition, the Company accounted for its approximately 10% ownership interest under the equity method of accounting. The acquisition of a controlling financial interest was accounted for as a step acquisition in accordance with Accounting Standard Codification (“ASC”) 805. As a result, fair value of our previously held interest in Centurion of $16.8 million was valued using a discounted cash flow model, resulting in a gain of $9.8 million. The gain was reflected in the condensed consolidated statements of income within the gain on disposal of businesses, net line.

The following table summarizes the consideration transferred to acquire Centurion and the preliminary valuation of identifiable assets acquired and liabilities assumed at the acquisition date:

(in millions)	Amounts Recognized as of the Acquisition Date
Fair value of consideration transferred
Cash consideration	$144.5
Noncontrolling interest	40.9
Previously held interest	16.8

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$12.4
Inventories	2.0
Prepaid and other current assets	0.4
Intangibles	83.4
Operating lease assets	10.2
Properties, plants and equipment	7.7
Total assets acquired	116.1

Accounts payable	(4.2)
Other current liabilities	(4.3)
Operating lease liabilities	(10.2)
Total liabilities assumed	(18.7)
Total identifiable net assets	$97.4
Goodwill	$104.8
The Company recognized goodwill related to this acquisition of $104.8 million. The goodwill recognized in this acquisition was attributable to the acquired assembled workforce, expanded market presence, and enhanced business network, none of which qualify for recognition as a separate intangible asset. Centurion is reported within the Global Industrial Packaging segment to which the goodwill was assigned. The majority of the goodwill is expected to be deductible for tax purposes.
The fair value for acquired customer relationship intangibles was determined as of the acquisition date based on estimates and judgments regarding expectations for the future after-tax cash flows arising from the revenue from customer relationships that existed on the acquisition date over their estimated lives, including the probability of expected future contract renewals and revenue, less a contributory assets charge, all of which is discounted to present value. The fair values of the trade name intangible assets were determined utilizing the relief from royalty method, which is a form of the income approach. Under this method, a royalty rate based on observed market royalties is applied to projected revenue supporting the trade names and discounted to present value using an appropriate discount rate.
Acquired intangible assets are being amortized over the estimated useful lives on a straight-line basis. The following table summarizes the preliminary purchase price allocation and weighted average remaining useful lives for identifiable intangible assets acquired as of the acquisition date:

(in millions)	Final Purchase Price Allocation	Weighted Average Estimated Useful Life
Customer relationships	$74.7	12.0
Trademarks	8.7	5.0
Total intangible assets	$83.4
The Company has not yet finalized the determination of the fair value of assets acquired and liabilities assumed, including income taxes and contingencies. The Company expects to finalize these amounts within one year of the acquisition date. The estimate of fair value and purchase price allocation were based on information available at the time of closing the acquisition, and the Company continues to evaluate the underlying inputs and assumptions that are being used in fair value estimates. Accordingly, these preliminary estimates are subject to adjustments during the measurement period, not to exceed one year from the date of the acquisition, based upon new information obtained about facts and circumstances that existed as of the date of closing the acquisition.
Centurion’s results of operations have been included in the Company’s financial statements for the period subsequent to the acquisition date of March 31, 2023. Centurion contributed net sales of $7.4 million for the three and six months ended April 30, 2023.
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
The following table summarizes the consideration transferred to acquire Lee Container and the preliminary valuation of identifiable assets acquired and liabilities assumed at the acquisition date:

(in millions)	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments (1)	Amount Recognized as of Acquisition Date (as Adjusted)
Fair value of consideration transferred
Cash consideration	$302.8	$0.2	$303.0

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$21.9	$(0.4)	$21.5
Inventories	27.5	(1.0)	26.5
Prepaid and other current assets	0.5	0.1	0.6
Intangibles	133.5	—	133.5
Finance lease assets	32.4	1.0	33.4
Properties, plants and equipment	54.7	—	54.7
Total assets acquired	270.5	(0.3)	270.2

Accounts payable	(3.9)	—	(3.9)
Accrued payroll and employee benefits	(1.3)	—	(1.3)
Other current liabilities	(3.1)	2.8	(0.3)
Finance lease liabilities	(30.6)	(2.8)	(33.4)
Total liabilities assumed	(38.9)	—	(38.9)
Total identifiable net assets	$231.6	(0.3)	231.3
Goodwill	$71.2	$0.5	$71.7
The Company recognized goodwill related to this acquisition of $71.7 million. The goodwill recognized in this acquisition was attributable to the acquired assembled workforce, expected synergies, and economies of scale, none of which qualify for recognition as a separate intangible asset. Lee Container is reported within the Global Industrial Packaging segment to which the goodwill was assigned. The goodwill is expected to be deductible for tax purposes.
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

The fair value for acquired customer relationship intangibles was determined as of the acquisition date based on estimates and judgments regarding expectations for the future after-tax cash flows arising from the revenue from customer relationships that existed on the acquisition date over their estimated lives, including the probability of expected future contract renewals and revenue, less a contributory assets charge, all of which is discounted to present value. The fair values of the trade name intangible assets were determined utilizing the relief from royalty method, which is a form of the income approach. Under this method, a royalty rate based on observed market royalties is applied to projected revenue supporting the trade names and discounted to present value using an appropriate discount rate.
Acquired intangible assets are being amortized over the estimated useful lives on a straight-line basis. The following table summarizes the preliminary purchase price allocation and weighted average remaining useful lives for identifiable intangible assets acquired as of the acquisition date:

(in millions)	Final Purchase Price Allocation	Weighted Average Estimated Useful Life
Customer relationships	$120.0	15.0
Trademarks	13.5	5.0
Total intangible assets	$133.5
The Company has not yet finalized the determination of the fair value of assets acquired and liabilities assumed, including income taxes and contingencies. The Company expects to finalize these amounts within one year of the acquisition date. The estimate of fair value and purchase price allocation were based on information available at the time of closing the acquisition, and the Company continues to evaluate the underlying inputs and assumptions that are being used in fair value estimates. Accordingly, these preliminary estimates are subject to adjustments during the measurement period, not to exceed one year from the acquisition date, based upon new information obtained about facts and circumstances that existed as of the date of closing the acquisition.
Lee Container’s results of operations have been included in the Company’s financial statements for the period subsequent to the acquisition date of December 15, 2022. Lee Container contributed net sales of $38.4 million and $56.3 million for the three and six months ended April 30, 2023, respectively.
Pro Forma Results
The following unaudited supplemental pro forma data presents consolidated information as if the Centurion Acquisition and Lee Container Acquisition had been completed on November 1, 2021. These amounts were calculated after adjusting Centurion’s and Lee Container’s results to reflect interest expense incurred on the debt to finance the acquisitions, additional depreciation and amortization that would have been charged assuming the fair value of property, plant and equipment and intangible assets had been applied from November 1, 2021, the adjusted tax expense, and related transaction costs.

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Pro forma net sales	$1,326.2	$1,738.9	$2,637.8	$3,363.2
Pro forma net income attributable to Greif, Inc.	113.1	130.6	216.3	140.4
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$1.95	$2.19	$3.73	$2.36
Class B common stock	$2.92	$3.29	$5.58	$3.53
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$1.93	$2.18	$3.70	$2.35
Class B common stock	$2.92	$3.29	$5.58	$3.53
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

Mandatorily Redeemable Noncontrolling Interests
At the commencement of the 2023 fiscal year, the terms of the joint venture agreement for one joint venture within the Global Industrial Packaging reportable segment include mandatory redemption by the Company, in cash, of the noncontrolling interest holders’ equity at a formulaic price after the expiration of a lockout period specific to each noncontrolling interest holder. The Company redeemed the 5.2% outstanding equity interest of the noncontrolling interest holder in this joint venture on January 26, 2023 for $3.3 million.
Redeemable Noncontrolling Interests
At the commencement of the 2023 fiscal year, the terms of the joint venture agreement for one joint venture within the Paper Packing & Services reportable segment include a put option for the noncontrolling interest owners to have the right to put all or a portion of those noncontrolling interests to the Company at a formulaic price after a set period of time. On March 31, 2023, the noncontrolling interest owner exercised their put option for all of their ownership interests. The Company made a payment for $3.6 million to the noncontrolling interest owner for the 20.0% outstanding equity interest.
Divestitures
Tama Divestiture
During the first quarter of 2023, the Company completed its divestiture of a U.S. business in the Paper Packaging & Services segment, Tama Paperboard, LLC (the “Tama Divestiture”), for current net cash proceeds of $100.2 million. The Tama Divestiture did not qualify as discontinued operations as it did not represent a strategic shift that has had a major impact on the Company’s operations or financial results. The Tama Divestiture resulted in a $54.6 million gain on sale of business, including goodwill allocated to the sale of $22.5 million.
NOTE 3 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the six months ended April 30, 2023:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2022	$11.2	$1.1	$12.3
Costs incurred and charged to expense	2.7	2.1	4.8
Costs paid or otherwise settled	(2.5)	(2.4)	(4.9)
Balance at April 30, 2023	$11.4	$0.8	$12.2
The focus for restructuring activities in 2023 is to optimize operations and close under-performing assets.
During the three months ended April 30, 2023, the Company recorded restructuring charges of $2.4 million, as compared to $3.7 million of restructuring charges recorded during the three months ended April 30, 2022. The restructuring activity for the three months ended April 30, 2023 consisted of $1.6 million in employee separation costs and $0.8 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities.
During the six months ended April 30, 2023, the Company recorded restructuring charges of $4.8 million, as compared to $7.2 million of restructuring charges recorded during the six months ended April 30, 2022. The restructuring activity for the six months ended April 30, 2023 consisted of $2.7 million in employee separation costs and $2.1 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities.

The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-Q. Remaining amounts expected to be incurred were $14.8 million as of April 30, 2023:

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the Six Months Ended April 30, 2023	Amounts Remaining to be Incurred
Global Industrial Packaging
Employee separation costs	$5.4	$1.7	$3.7
Other restructuring costs	2.2	1.2	1.0
	7.6	2.9	4.7
Paper Packaging & Services
Employee separation costs	4.6	1.0	3.6
Other restructuring costs	7.4	0.9	6.5
	12.0	1.9	10.1
	$19.6	$4.8	$14.8
NOTE 4 — LONG-TERM DEBT
Long-term debt is summarized as follows:

(in millions)	April 30, 2023	October 31, 2022
2022 Credit Agreement - Term Loans	$1,534.2	$1,565.0
Accounts receivable credit facilities	353.2	311.4
2022 Credit Agreement - Revolving Credit Facility	406.5	41.9
Other debt	0.3	0.4
	2,294.2	1,918.7
Less: current portion	80.8	71.1
Less: deferred financing costs	7.3	8.3
Long-term debt, net	$2,206.1	$1,839.3
2022 Credit Agreement
The Company and certain of its subsidiaries are parties to a senior secured credit agreement (the “2022 Credit Agreement”) with a syndicate of financial institutions.
The 2022 Credit Agreement provides for (a) an $800.0 million secured revolving credit facility, consisting of a $725.0 million multicurrency facility and a $75.0 million U.S. dollar facility, maturing on March 1, 2027, (b) a $1,100.0 million secured term loan A-1 facility with quarterly principal installments that commenced on July 31, 2022 and continue through January 31, 2027, with any outstanding principal balance of such term loan A-1 facility being due and payable on maturity on March 1, 2027, and (c) a $515.0 million secured term loan A-2 facility with quarterly principal installments that commenced on July 31, 2022 and continue through January 31, 2027, with any outstanding principal balance of such term loan A-2 being due and payable on maturity on March 1, 2027. Subject to the terms of the 2022 Credit Agreement, the Company has an option to borrow additional funds under the 2022 Credit Agreement with the agreement of the lenders.
Interest is based on Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on the Company’s leverage ratio.
As of April 30, 2023, $1,940.7 million was outstanding under the 2022 Credit Agreement. The current portion was $80.8 million, and the long-term portion was $1,859.9 million. The weighted average interest rate for borrowings under the 2022 Credit Agreement was 5.38% for the six months ended April 30, 2023. The actual interest rate for borrowings under the 2022 Credit Agreement was 6.19% as of April 30, 2023. The deferred financing costs associated with the term loan portion of the 2022 Credit Agreement totaled $7.3 million as of April 30, 2023 and are recorded as a reduction of long-term debt on the interim condensed consolidated balance sheets. The deferred financing costs associated with the revolving portion of the 2022

Credit Agreement totaled $4.0 million as of April 30, 2023 and are recorded within other long-term assets on the interim condensed consolidated balance sheets.
2023 Credit Agreement
Subsequent to the quarter, on May 17, 2023, the Company and Greif Packing LLC (“Greif Packaging”) entered into a $300.0 million senior secured credit agreement (the “2023 Credit Agreement”) with CoBank, ACB (“CoBank”), who acted as a lender and is acting as administrative agent of the 2023 Credit Agreement. The 2023 Credit Agreement is permitted incremental equivalent debt under the terms of the 2022 Credit Agreement. The 2023 Credit Agreement provides for a $300.0 million secured term loan facility with quarterly principal installments commencing on July 31, 2023 and continuing through January 31, 2028, with any outstanding principal balance of such term loan being due and payable on maturity on May 17, 2028. The Company used the borrowing under the 2023 Credit Agreement to repay and refinance a portion of the outstanding borrowings under the 2022 Credit Agreement.
Interest accruing under the 2023 Credit Agreement is based on SOFR plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on the Company’s leverage ratio.
United States Trade Accounts Receivable Credit Facility
Greif Receivables Funding LLC (“Greif Funding”), Greif Packaging, and certain other U.S. subsidiaries of the Company are parties to an amended and restated U.S. Receivables Financing Facility Agreement (the “U.S. RFA”). On May 17, 2023, the maturity date of the U.S. RFA was extended to May 17, 2024. The U.S. RFA provides an accounts receivable financing facility of $300.0 million. As of April 30, 2023, there was $258.3 million outstanding under the U.S. RFA.
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
International Trade Accounts Receivable Credit Facility
Cooperage Receivables Finance B.V. and Greif Services Belgium BV, an indirect wholly owned subsidiary of Greif, Inc., are parties to an amended and restated Nieuw Amsterdam Receivables Financing Agreement (the “European RFA”) with affiliates of a major international bank. On April 14, 2023, the maturity date of the European RFA was extended to April 23, 2024. The European RFA provides an accounts receivable financing facility of up to €100.0 million ($110.4 million as of April 30, 2023) secured by certain European accounts receivable. As of April 30, 2023, $95.0 million was outstanding on the European RFA.

NOTE 5 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of April 30, 2023 and October 31, 2022:

	April 30, 2023
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$49.8	$—	$49.8	$—	$(10.0)	$—	$(10.0)
Foreign exchange hedges	—	1.1	—	1.1	—	(2.6)	—	(2.6)
Insurance annuity	—	—	19.7	19.7	—	—	—	—
Cross currency swap	—	15.5	—	15.5	—	(3.2)	—	(3.2)

	October 31, 2022
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$72.1	$—	$72.1	$—	$(1.0)	$—	$(1.0)
Foreign exchange hedges	—	—	—	—	—	(0.2)	—	(0.2)
Insurance annuity	—	—	17.8	17.8	—	—	—	—
Cross currency swap	—	46.8	—	46.8	—	—	—	—
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of April 30, 2023 and October 31, 2022 approximate their fair values because of the short-term nature of these items and are not included in this table.
Interest Rate Derivatives
As of April 30, 2023, the Company has various interest rate swaps with a total notional amount of $1,300.0 million, maturing between March 11, 2024 and July 16, 2029. The Company will receive variable rate interest payments based upon one-month U.S. dollar SOFR, and in return the Company will be obligated to pay interest at a weighted average fixed interest rate of 2.62%. This effectively will convert the borrowing rate on an amount of debt equal to the notional amount of the interest rate swaps from a variable rate to a fixed rate.
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
Gains (losses) reclassified to earnings under these contracts were $6.6 million and $(3.3) million for the three months ended April 30, 2023, and 2022, respectively. Gains (losses) reclassified to earnings under these contracts were $11.3 million and $(7.6) million for the six months ended April 30, 2023, and 2022, respectively. A derivative gain of $27.7 million, based upon interest rates at April 30, 2023, is expected to be reclassified from accumulated other comprehensive income (loss) to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of April 30, 2023, and October 31, 2022, the Company had outstanding foreign currency forward contracts in the notional amount of $155.7 million and $132.1 million, respectively.

Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which are based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
For the three months ended April 30, 2023, and 2022, the Company recorded realized gain of $0.6 million and $0.3 million under fair value contracts in other expense, net. For the six months ended April 30, 2023, and 2022, the Company recorded realized gain (loss) of $0.7 million and $(2.1) million under fair value contracts in other expense, net.
For the three months ended April 30, 2023, and 2022, the Company recorded an unrealized net gain of $1.3 million and $0.6 million in other expense, net. For the six months ended April 30, 2023, and 2022, the Company recorded an unrealized net gain (loss) of $(1.5) million and $1.6 million in other expense, net.
Cross Currency Swap
The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. As of April 30, 2023, the Company has various cross currency interest rate swaps that synthetically swap $319.3 million of fixed rate debt to Euro denominated fixed rate debt. The Company receives a weighted average rate of 1.39% on these swaps. These agreements are designated as either net investment hedges or cash flow hedges for accounting purposes and will mature between March 2, 2024 and October 5, 2026.
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
For the three months ended April 30, 2023 and 2022, gains recorded in interest expense, net under the cross currency swap agreements were $1.2 million and $1.4 million. For the six months ended April 30, 2023 and 2022, gains recorded in interest expense, net under the cross currency swap agreements were $2.6 million and $2.8 million.
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

Non-Recurring Fair Value Measurements
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the six months ended April 30, 2023 and 2022:

	Quantitative Information about Level 3 Fair Value Measurements
(in millions)	Impairment Amount	Valuation Technique	Unobservable Input	Range of Input Values
April 30, 2023
Long Lived Assets	$1.8	Discounted Cash Flows; Indicative Bids	Discounted Cash Flows; Indicative Bids	N/A
Total	$1.8

April 30, 2022
Net Assets Held for Sale	$62.4	Indicative Bids	Indicative Bids	N/A
Total	$62.4
Assets and Liabilities Held for Sale
During the six months ended April 30, 2023, the Company recorded no impairment charges related to assets and liabilities held for sale. During the six months ended April 30, 2022, the Company entered into a definitive agreement to divest its approximately 50% equity interest in the Flexible Products & Services business (the “FPS Divestiture”). This agreement triggered the reclassification of the Flexible Products & Services business to assets and liabilities held for sale, which further resulted in recognized impairment charges of $62.4 million in the first quarter of 2022.
The assumptions used in measuring fair value of assets and liabilities held for sale are considered level 3 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers.
Long-Lived Assets
As necessary, based on triggering events, the Company measures long-lived assets at fair value on a non-recurring basis. The Company recorded $1.8 million impairment charges related to properties, plants and equipment, net during the six months ended April 30, 2023 and no impairment charges related to properties, plants and equipment, net during the six months ended April 30, 2022, respectively.
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
During 2023, the Company issued 76,005 shares of Class A Common Stock excluding shares withheld for the payment of taxes owed by recipients for RSUs vested for the performance period commenced on November 1, 2020 and ended October 31, 2022.
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
The Company granted 183,218 PSUs on December 14, 2022, for the performance period commencing on November 1, 2022 and ending October 31, 2025. If earned, the PSUs are to be awarded in shares of Class A Common Stock. The weighted average fair value of the PSUs granted on that date was $70.06. The weighted average fair value of the PSUs at April 30, 2023 was $74.09.
During 2023, the Company issued 256,053 shares of Class A Common Stock excluding shares withheld for the payment of taxes owed by recipients for PSUs vested for the performance period commenced on November 1, 2020 and ended October 31, 2022.
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
For the six months ended April 30, 2023 and April 30, 2022, income tax expense was $76.8 million and $65.5 million, respectively. The $11.3 million net increase in income tax expense for the six months ended April 30, 2023 was primarily attributable to $18.8 million increased tax expense associated with business divestitures, $2.7 million fewer benefits from releases of uncertain tax positions and $1.4 million of miscellaneous other items; offset by $11.6 million reduced tax expense on lower pre-tax book income excluding the book gain on business divestiture. Additionally, in 2022, a $60.4 million book expense was recorded related to the FPS Divestiture and other businesses for which no tax benefit was recorded.
NOTE 8 — POST RETIREMENT BENEFIT PLANS
The components of net periodic pension cost include the following:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2023	2022	2023	2022
Service cost	$2.0	$3.0	$4.0	$6.0
Interest cost	8.7	5.1	17.4	10.2
Expected return on plan assets	(9.7)	(8.3)	(19.4)	(16.5)
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.2)
Recognized net actuarial loss	(0.6)	2.0	(1.1)	4.0
Net periodic pension cost	$0.3	$1.7	$0.7	$3.5
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
Environmental Reserves
As of April 30, 2023, and October 31, 2022, the Company’s environmental reserves were $19.8 million and $19.0 million, respectively. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability.
As of April 30, 2023 and October 31, 2022, the Company has accrued $9.8 million for the Diamond Alkali Superfund Site in New Jersey.
Aside from the Diamond Alkali Superfund Site, other environmental reserves of the Company as of April 30, 2023 and October 31, 2022 included $10.0 million and $9.2 million, respectively, for its various facilities around the world. It is possible that there could be resolution of uncertainties in the future that would require the Company to record charges that could be material to future earnings.
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

The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding
         *Diluted Class B EPS calculation is identical to Basic Class B calculation
The following table provides EPS information for each period, respectively:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2023	2022	2023	2022
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$111.2	$125.1	$201.1	$135.4
Cash dividends	(29.0)	(27.4)	(57.9)	(54.6)
Undistributed earnings attributable to Greif, Inc.	$82.2	$97.7	$143.2	$80.8
The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.
Common Stock Repurchases
In June 2022, the Stock Repurchase Committee of the Company’s Board of Directors authorized a program to repurchase up to $150.0 million of shares of the Company’s Class A or Class B Common Stock or any combination thereof. On June 23, 2022, the Company entered into a $75.0 million accelerated share repurchase agreement (“ASR”) with Bank of America, N.A. for the repurchase of shares of the Company’s Class A Common Stock. In addition, at that time the Company initiated a plan to repurchase an aggregate of $75.0 million of shares of its Class A or Class B Common Stock, or any combination thereof, in open market purchases (“OSR program”). The OSR program was completed on May 26, 2023.
Under the ASR, on June 24, 2022, the Company made a payment of $75.0 million and received an initial delivery of approximately 80% of the expected share repurchases, or 1,021,451 shares of Class A Common Stock. On February 28, 2023, the Company received the remaining 94,259 shares of Class A Common Stock.
The Company began making repurchases of Class B Common Stock under the OSR program on September 9, 2022 and repurchases of Class A Common Stock under the OSR program on March 16, 2023 in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. As of April 30, 2023, $25.0 million of shares of Class A Common Stock, or 406,343 shares, and $45.7 million of shares of Class B Common Stock, or 619,804 shares, had been repurchased under the OSR program. Subsequent to the quarter, during May 2023, the Company purchased $4.3 million of shares of Class B Common Stock, or 56,794 shares, which completed the OSR program.

The following table summarizes the shares of the Company’s Class A and Class B Common Stock as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
April 30, 2023
Class A Common Stock	128,000,000	42,281,920	25,473,248	16,808,672
Class B Common Stock	69,120,000	34,560,000	21,387,921	13,172,079

October 31, 2022
Class A Common Stock	128,000,000	42,281,920	25,606,287	16,675,633
Class B Common Stock	69,120,000	34,560,000	21,836,745	12,723,255
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
Class A Common Stock:
Basic shares	25,771,973	26,618,116	25,712,178	26,596,024
Assumed conversion of restricted shares	413,922	194,898	274,499	180,522
Diluted shares	26,185,895	26,813,014	25,986,677	26,776,546
Class B Common Stock:
Basic and diluted shares	21,495,741	22,007,725	21,608,671	22,007,725
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
As of April 30, 2023, the Company has not entered into any significant leases which have not yet commenced.
The following table presents the lease expense components for the three and six months ended April 30, 2023 and 2022:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2023	2022	2023	2022
Operating lease cost	$16.1	$16.7	$31.0	$33.7
Finance lease cost - amortization	1.1	0.2	1.8	1.0
Finance lease cost - interest	0.6	—	1.0	—
Other lease cost*	5.8	6.1	13.2	11.0
Total lease cost	$23.6	$23.0	$47.0	$45.7
*includes variable and short-term lease costs

The following table presents the future maturity for the Company’s lease liabilities, during the next five years, and in the aggregate for the years thereafter as of April 30, 2023:

(in millions)	Operating Leases	Finance Leases	Total expected payments
2023	$58.3	$5.8	$64.1
2024	51.7	5.8	57.5
2025	45.6	5.5	51.1
2026	37.6	5.4	43.0
2027	28.7	5.2	33.9
Thereafter	97.8	17.5	115.3
Total lease payments	$319.7	$45.2	$364.9
Less: interest	(44.2)	(12.2)	(56.4)
Lease liabilities	$275.5	$33.0	$308.5
The following table presents the weighted-average lease term and discount rate as of April 30, 2023 and 2022:

	April 30, 2023	April 30, 2022
Weighted-average remaining lease term (years):
Operating leases	9.5	10.2
Finance leases	8.1	2.8
Weighted-average discount rate:
Operating leases	4.14%	3.60%
Finance leases	6.31%	3.35%
The following table presents other required lease related information for the three and six months ended April 30, 2023 and 2022:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating liabilities	$16.1	$17.0	$31.1	$34.1
Financing cash flows used for finance leases	1.0	0.3	1.7	0.6
Leased assets obtained in exchange for new lease liabilities:
Leased assets obtained in exchange for new operating lease liabilities	42.5	4.3	47.2	12.0
Leased assets obtained in exchange for new finance lease liabilities	—	—	33.7	0.3
NOTE 12 — COMPREHENSIVE INCOME (LOSS)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the six months ended April 30, 2023:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2022	$(316.5)	$72.8	$(58.6)	$(302.3)
Other comprehensive income (loss)	48.8	(30.8)	(3.8)	14.2
Balance as of April 30, 2023	$(267.7)	$42.0	$(62.4)	$(288.1)

The following table provides the rollforward of accumulated other comprehensive income (loss) for the six months ended April 30, 2022:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2021	$(295.4)	$(3.6)	$(57.5)	$(356.5)
Other comprehensive income (loss)	(74.9)	35.9	6.5	(32.5)
Foreign currency translation released from business divestment	113.1	—	—	113.1
Balance as of April 30, 2022	$(257.2)	$32.3	$(51.0)	$(275.9)
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
On March 31, 2023, the Company completed the Centurion Acquisition. Centurion is a leader in the North American IBC reconditioning industry involved in IBC rebottling, reconditioning and distribution, which complement the Company’s Global Industrial Packaging specialty portfolio. The results of Centurion are recorded within the Global Industrial Packaging segment while the Company evaluates the impact of the Centurion Acquisition on its reportable business segments.
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
The following tables present net sales disaggregated by geographic area for each reportable segment for the three and six months ended April 30, 2023:

	Three Months Ended April 30, 2023
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$282.1	$338.2	$127.9	$748.2
Paper Packaging & Services	544.6	—	10.2	554.8
Land Management	5.9	—	—	5.9
Total net sales	$832.6	$338.2	$138.1	$1,308.9

	Six Months Ended April 30, 2023
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$541.4	$653.0	$259.6	$1,454.0
Paper Packaging & Services	1,095.1	—	19.9	1,115.0
Land Management	10.9	—	—	10.9
Total net sales	$1,647.4	$653.0	$279.5	$2,579.9

The following tables present net sales disaggregated by geographic area for each reportable segment for the three and six months ended April 30, 2022:

	Three Months Ended April 30, 2022
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$345.1	$459.2	$167.4	$971.7
Paper Packaging & Services	678.5	—	10.8	689.3
Land Management	6.3	—	—	6.3
Total net sales	$1,029.9	$459.2	$178.2	$1,667.3

	Six Months Ended April 30, 2022
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$663.9	$916.5	$340.4	$1,920.8
Paper Packaging & Services	1,279.3	—	20.0	1,299.3
Land Management	11.5	—	—	11.5
Total net sales	$1,954.7	$916.5	$360.4	$3,231.6
The following segment information is presented for the periods indicated:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2023	2022	2023	2022
Operating profit:
Global Industrial Packaging	$111.3	$108.0	$157.2	$139.0
Paper Packaging & Services	67.6	80.1	176.7	118.4
Land Management	2.2	2.0	3.6	4.7
Total operating profit	$181.1	$190.1	$337.5	$262.1

Depreciation, depletion and amortization expense:
Global Industrial Packaging	$23.2	$18.8	$44.6	$39.4
Paper Packaging & Services	32.8	35.1	65.9	73.1
Land Management	0.6	0.7	1.2	1.5
Total depreciation, depletion and amortization expense	$56.6	$54.6	$111.7	$114.0

The following table presents total assets by segment and total properties, plants and equipment, net by geographic area:

(in millions)	April 30, 2023	October 31, 2022
Assets:
Global Industrial Packaging	$2,885.4	$2,308.4
Paper Packaging & Services	2,396.4	2,473.9
Land Management	251.7	250.0
Total segments	5,533.5	5,032.3
Corporate and other	378.0	437.6
Total assets	$5,911.5	$5,469.9

Long lived assets, net*:
United States	$1,410.1	$1,315.6
Europe, Middle East and Africa	321.9	303.7
Asia Pacific and other Americas	90.2	91.6
Total long-lived assets, net	$1,822.2	$1,710.9
*includes property, plants and equipment, net, operating lease assets and finance lease assets

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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for the interim condensed consolidated balance sheet as of April 30, 2023 and the condensed consolidated balance sheet as of October 31, 2022, and for the interim condensed consolidated statements of income for the three and six months ended April 30, 2023 and 2022. This discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022 (the “2022 Form 10-K”). Readers are encouraged to review the entire 2022 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
In the Paper Packaging & Services reportable segment, we produce and sell containerboard, corrugated sheets, corrugated containers, and other corrugated products to customers in North America in industries such as packaging, automotive, food, and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, automotive components, books and furniture, as well as numerous other applications. We also produce and sell coated recycled paperboard and uncoated recycled paperboard, some of which we use to produce and sell industrial products (tubes and cores, construction products, and protective packaging). In addition, we also purchase and sell recycled fiber and produce and sell adhesives used in out paperboard products.
In the Land Management reportable segment, we are focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, HBU land and development land. As of April 30, 2023, we owned approximately 175,000 acres of timber property in the southeastern United States, which includes 18,800 acres of special use land.
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

Business Combinations
We completed our acquisition of Lee Container Corporation, Inc. (“Lee Container”) on December 15, 2022 (the “Lee Container Acquisition”). Lee Container is an industry-leading manufacturer of high-performance barrier, conventional blow molded containers, jerrycans, and small plastics, and this acquisition expanded our Global Industrial Packaging segment portfolio. Lee Container’s results of operations have been included in our financial results for the period subsequent to its acquisition date.
We completed our acquisition of Centurion Container LLC (“Centurion”) on March 31, 2023 (the “Centurion Acquisition”), which increased our ownership interest in Centurion from approximately 10% to 80%. Centurion is a leader in the North American IBC reconditioning industry and is involved in IBC rebottling, reconditioning and distribution and expanded the Global Industrial Packaging segment portfolio. Centurion’s results of operations have been included in our financial results for the period subsequent to its acquisition date.
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
RESULTS OF OPERATIONS
The following comparative information is presented for the three and six months ended April 30, 2023 and 2022. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.
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

Second Quarter Results
The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our business segments for the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30,
(in millions)	2023	2022
Net sales:
Global Industrial Packaging	$748.2	$971.7
Paper Packaging & Services	554.8	689.3
Land Management	5.9	6.3
Total net sales	$1,308.9	$1,667.3
Operating profit:
Global Industrial Packaging	$111.3	$108.0
Paper Packaging & Services	67.6	80.1
Land Management	2.2	2.0
Total operating profit	$181.1	$190.1
EBITDA:
Global Industrial Packaging	$131.5	$131.8
Paper Packaging & Services	100.8	115.3
Land Management	2.8	2.7
Total EBITDA	$235.1	$249.8
Adjusted EBITDA:
Global Industrial Packaging	$121.2	$130.9
Paper Packaging & Services	104.9	117.4
Land Management	2.5	2.7
Total Adjusted EBITDA	$228.6	$251.0

The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30,
(in millions)	2023	2022
Net income	$116.0	$126.7
Plus: interest expense, net	23.4	13.2
Plus: debt extinguishment charges	—	25.4
Plus: income tax expense	39.1	29.9
Plus: depreciation, depletion and amortization expense	56.6	54.6
EBITDA	$235.1	$249.8
Net income	$116.0	$126.7
Plus: interest expense, net	23.4	13.2
Plus: income tax expense	39.1	29.9
Plus: debt extinguishment charges	—	25.4
Plus: other expense (income), net	2.9	(4.4)
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.3)	(0.7)
Operating profit	181.1	190.1
Less: other expense (income), net	2.9	(4.4)
Less: equity earnings of unconsolidated affiliates, net of tax	(0.3)	(0.7)
Plus: depreciation, depletion and amortization expense	56.6	54.6
EBITDA	235.1	249.8
Plus: restructuring charges	2.4	3.7
Plus: acquisition and integration related costs	4.6	2.0
Plus: non-cash asset impairment charges	1.3	—
Plus: gain on disposal of properties, plants, equipment, and businesses, net	(14.8)	(4.5)
Adjusted EBITDA	$228.6	$251.0

The following table sets forth EBITDA and Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30,
(in millions)	2023	2022
Global Industrial Packaging
Operating profit	$111.3	$108.0
Less: other expense (income), net	3.3	(4.3)
Less: equity earnings of unconsolidated affiliates, net of tax	(0.3)	(0.7)
Plus: depreciation and amortization expense	23.2	18.8
EBITDA	131.5	131.8
Plus: restructuring charges	0.8	2.7
Plus: acquisition and integration related costs	2.5	—
Plus: non-cash asset impairment charges	1.0	—
Plus: gain on disposal of properties, plants, equipment, and businesses, net	(14.6)	(3.6)
Adjusted EBITDA	$121.2	$130.9
Paper Packaging & Services
Operating profit	$67.6	$80.1
Less: other income, net	(0.4)	(0.1)
Plus: depreciation and amortization expense	32.8	35.1
EBITDA	100.8	115.3
Plus: restructuring charges	1.6	1.0
Plus: acquisition and integration related costs	2.1	2.0
Plus: non-cash asset impairment charges	0.3	—
Plus: (loss) gain on disposal of properties, plants, equipment, and businesses, net	0.1	(0.9)
Adjusted EBITDA	$104.9	$117.4
Land Management
Operating profit	$2.2	$2.0
Plus: depreciation and depletion expense	0.6	0.7
EBITDA	2.8	2.7
Plus: gain on disposal of properties, plants, equipment, and businesses, net	(0.3)	—
Adjusted EBITDA	$2.5	$2.7
Net Sales
Net sales were $1,308.9 million for the second quarter of 2023 compared with $1,667.3 million for the second quarter of 2022. The $358.4 million decrease was primarily due to lower average sale prices and volumes across the Global Industrial Packaging segment, lower volumes across the Paper Packaging & Services segment and the $59.5 million impact to net sales resulting from the divestiture of the Flexibles Product & Services business in the second quarter of 2022 (the “FPS Divestiture”). See the “Segment Review” below for additional information on net sales by segment for the second quarter of 2023.
Gross Profit
Gross profit was $311.8 million for the second quarter of 2023 compared with $338.7 million for the second quarter of 2022. The $26.9 million decrease was primarily due to the same factors that impacted net sales, partially offset by lower raw material, transportation and manufacturing costs. See the “Segment Review” below for additional information on gross profit by segment. Gross profit margin was 23.8 percent and 20.3 percent for the second quarter of 2023 and 2022, respectively.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $137.2 million for the second quarter of 2023 and $147.4 million for the second quarter of 2022. The $10.2 million decrease was primarily due to incentive compensation expense reduction. SG&A expenses were 10.5 percent and 8.8 percent of net sales for the second quarter of 2023 and 2022, respectively.
Financial Measures
Operating profit was $181.1 million for the second quarter of 2023 compared with $190.1 million for the second quarter of 2022. Net income was $116.0 million for the second quarter of 2023 compared with $126.7 million for the second quarter of 2022. Adjusted EBITDA was $228.6 million for the second quarter of 2023 compared with $251.0 million for the second quarter of 2022. The reasons for the changes in operating profit, net income, and Adjusted EBITDA for each segment are described below in the “Segment Review.”
Trends
We anticipate that overall, the lower customer demand patterns that we experienced during the first half of the year will continue through the second half of the year, subject to normal seasonal increases. For the second half of the year, we expect that steel prices will slightly increase, resin prices will remain stable and that the price of old corrugated containers will increase slightly. Transportation, labor, and utilities are expected to remain relatively stable through the second half of the year.
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
Net sales were $748.2 million for the second quarter of 2023 compared with $971.7 million for the second quarter of 2022. The $223.5 million decrease was primarily due to lower volumes, lower average selling prices and the $59.5 million impact to net sales resulting from the FPS Divestiture.
Gross profit was $177.9 million for the second quarter of 2023 compared with $185.3 million for the second quarter of 2022. The $7.4 million decrease in gross profit was primarily due to the same factors that impacted net sales, partially offset by lower raw material, transportation and manufacturing costs. Gross profit margin was 23.8 percent and 19.1 percent for the three months ended April 30, 2023 and 2022, respectively.
Operating profit was $111.3 million for the second quarter of 2023 compared with operating profit of $108.0 million for the second quarter of 2022. The $3.3 million increase was primarily due to a $9.8 million gain recognized on our previously held minority ownership interest in Centurion and to gain on disposal of properties, plants and equipment, partially offset by the same factors that impacted gross profit. Adjusted EBITDA was $121.2 million for the second quarter of 2023 compared with $130.9 million for the second quarter of 2022. The $9.7 million decrease in Adjusted EBITDA was primarily due to the same factors that impacted gross profit.

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
Net sales were $554.8 million for the second quarter of 2023 compared with $689.3 million for the second quarter of 2022. The $134.5 million decrease was primarily due to lower volumes.
Gross profit was $131.4 million for the second quarter of 2023 compared with $150.8 million for the second quarter of 2022. The $19.4 million decrease in gross profit was primarily due to the same factors that impacted net sales, partially offset by lower raw material, transportation and manufacturing costs. Gross profit margin was 23.7 percent and 21.9 percent for the second quarter of 2023 and 2022, respectively.
Operating profit was $67.6 million for the second quarter of 2023 compared with $80.1 million for the second quarter of 2022. The $12.5 million decrease was primarily due to the same factors that impacted gross profit, partially offset by lower SG&A expenses. Adjusted EBITDA was $104.9 million for the second quarter of 2023 compared with $117.4 million for the second quarter of 2022. The $12.5 million decrease in Adjusted EBITDA was primarily due to the same factors that impacted operating profit.
Land Management
As of April 30, 2023, our Land Management segment consisted of approximately 175,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management segment are:
•Planned level of timber sales;
•Selling prices and customer demand;
•Gains on timberland sales; and
•Gains on the disposal of development, surplus and HBU properties (“special use property”).
Net sales were $5.9 million for the second quarter of 2023 compared with $6.3 million for the second quarter of 2022.
Gross profit was $2.5 million for the second quarter of 2023 compared with $2.6 million for the second quarter of 2022.
Operating profit was $2.2 million for the second quarter of 2023 compared with $2.0 million for the second quarter of 2022. Adjusted EBITDA was $2.5 million and $2.7 million for the second quarter of 2023 and 2022, respectively.
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
As of April 30, 2023, we had approximately 18,800 acres of special use property in the United States.
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
Income tax expense for the second quarter of 2023 was $39.1 million on $154.8 million of pretax income, and income tax expense for the second quarter of 2022 was $29.9 million on $155.9 million of pretax income. The $9.2 million net increase in income tax expense occurred due to a net unfavorable increase in discrete tax expense attributable to $6.5 million of prior year taxes recorded in the second quarter of 2022 and $4.3 million of non-recurring net discrete benefits recorded in the second quarter of 2022, which is offset by $1.1 million of favorable changes in tax rates and $0.5 million of other miscellaneous items.
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

Year-to-Date Results
The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our business segments for the six months ended April 30, 2023 and 2022:

	Six Months Ended April 30,
(in millions)	2023	2022
Net sales:
Global Industrial Packaging	$1,454.0	$1,920.8
Paper Packaging & Services	1,115.0	1,299.3
Land Management	10.9	11.5
Total net sales	$2,579.9	$3,231.6
Operating profit:
Global Industrial Packaging	$157.2	$139.0
Paper Packaging & Services	176.7	118.4
Land Management	3.6	4.7
Total operating profit	$337.5	$262.1
EBITDA:
Global Industrial Packaging	$195.7	$182.8
Paper Packaging & Services	243.3	191.5
Land Management	4.8	6.2
Total EBITDA	$443.8	$380.5
Adjusted EBITDA:
Global Industrial Packaging	$193.0	$245.1
Paper Packaging & Services	195.6	197.9
Land Management	4.5	4.8
Total Adjusted EBITDA	$393.1	$447.8

The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the six months ended April 30, 2023 and 2022:

	Six Months Ended April 30,
(in millions)	2023	2022
Net income	$209.1	$145.3
Plus: interest expense, net	46.2	30.3
Plus: debt extinguishment charges	—	25.4
Plus: income tax expense	76.8	65.5
Plus: depreciation, depletion and amortization expense	111.7	114.0
EBITDA	$443.8	$380.5
Net income	$209.1	$145.3
Plus: interest expense, net	46.2	30.3
Plus: debt extinguishment charges	—	25.4
Plus: income tax expense	76.8	65.5
Plus: other expense (income), net	6.2	(2.4)
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.8)	(2.0)
Operating profit	337.5	262.1
Less: other expense (income), net	6.2	(2.4)
Less: equity earnings of unconsolidated affiliates, net of tax	(0.8)	(2.0)
Plus: depreciation, depletion and amortization expense	111.7	114.0
EBITDA	$443.8	$380.5
Plus: restructuring charges	4.8	7.2
Plus: acquisition and integration related costs	12.1	3.6
Plus: non-cash asset impairment charges	1.8	62.4
Plus: gain on disposal of properties, plants, equipment, and businesses, net	(69.4)	(5.9)
Adjusted EBITDA	$393.1	$447.8

The following table sets forth EBITDA and Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the six months ended April 30, 2023 and 2022:

	Six Months Ended April 30,
(in millions)	2023	2022
Global Industrial Packaging
Operating profit	$157.2	$139.0
Less: other expense (income), net	6.9	(2.4)
Less: equity earnings of unconsolidated affiliates, net of tax	(0.8)	(2.0)
Plus: depreciation and amortization expense	44.6	39.4
EBITDA	$195.7	$182.8
Plus: restructuring charges	2.9	4.8
Plus: acquisition and integration related costs	7.5	—
Plus: non-cash impairment charges	1.5	62.4
Plus: gain on disposal of properties, plants and equipment, and businesses, net	(14.6)	(4.9)
Adjusted EBITDA	$193.0	$245.1
Paper Packaging & Services
Operating profit	$176.7	$118.4
Less: other income, net	(0.7)	—
Plus: depreciation and amortization expense	65.9	73.1
EBITDA	$243.3	$191.5
Plus: restructuring charges	1.9	2.4
Plus: acquisition and integration related costs	4.6	3.6
Plus: non-cash impairment charges	0.3	—
Plus: (gain) loss on disposal of properties, plants and equipment, and businesses, net	(54.5)	0.4
Adjusted EBITDA	$195.6	$197.9
Land Management
Operating profit	$3.6	$4.7
Plus: depreciation and depletion expense	1.2	1.5
EBITDA	$4.8	$6.2
Plus: gain on disposal of properties, plants and equipment, and businesses, net	(0.3)	(1.4)
Adjusted EBITDA	$4.5	$4.8
Net Sales
Net sales were $2,579.9 million for the first six months of 2023 compared with $3,231.6 million for the first six months of 2022. The $651.7 million decrease was primarily due to lower average sale prices and volumes across the Global Industrial Packaging segment, lower volumes across the Paper Packaging & Services segment and the $148.8 million impact to net sales resulting from the FPS Divestiture, partially offset by higher published containerboard and boxboard prices across the Paper Packaging & Services segment. See the "Segment Review" below for additional information on net sales by segment during the first six months of 2023.
Gross Profit
Gross profit was $563.4 million for the first six months of 2023 compared with $628.4 million for the first six months of 2022. The $65.0 million decrease was primarily due to the same factors that impacted net sales, partially offset by lower raw material, transportation and manufacturing costs. See “Segment Review” below for additional information on gross profit by segment. Gross profit margin was 21.8 percent and 19.4 percent for first six months of 2023 and 2022, respectively.

Selling, General and Administrative Expenses
SG&A expenses were $276.6 million for the first six months of 2023 from $299.0 million for the first six months of 2022. The $22.4 million decrease in SG&A expenses was primarily due to incentive compensation expense reduction. SG&A expenses were 10.7 percent and 9.3 percent of net sales for first six months of 2023 and 2022, respectively.
Financial Measures
Operating profit was $337.5 million for the first six months of 2023 compared with $262.1 million for the first six months of 2022. Net income was $209.1 million for the first six months of 2023 compared with $145.3 million for the first six months of 2022. Adjusted EBITDA was $393.1 million for the first six months of 2023 compared with $447.8 million for the first six months of 2022. The reasons for the changes in operating profit, net income, and Adjusted EBITDA for each segment are described below in the "Segment Review."
Segment Review
Global Industrial Packaging
Net sales were $1,454.0 million for the first six months of 2023 compared with $1,920.8 million for the first six months of 2022. The $466.8 million decrease in net sales was primarily due to lower volumes and selling prices, the $148.8 million impact to net sales resulting from the FPS Divestiture, and negative foreign currency translation impacts.
Gross profit was $303.2 million for the first six months of 2023 compared with $362.4 million for the first six months of 2022. The $59.2 million decrease in gross profit was primarily due to the same factors that impacted net sales, partially offset by lower raw material, transportation and manufacturing costs. Gross profit margin was 20.9 percent and 18.9 percent for the first six months of 2023 and 2022, respectively.
Operating profit was $157.2 million for the first six months of 2023 compared with $139.0 million for the first six months of 2022. The $18.2 million increase in operating profit was primarily due to the $62.4 million non-cash impairment charge during the first quarter of 2022 related to the FPS Divestiture, a $9.8 million gain recognized on our previously held minority ownership interest in Centurion, and lower SG&A expenses, partially offset by the same factors that impacted gross profit. Adjusted EBITDA was $193.0 million for the first six months of 2023 compared with $245.1 million for the first six months of 2022. The $52.1 million decrease in Adjusted EBITDA was primarily due to the same factors that impacted gross profit, partially offset by lower SG&A expenses.
Paper Packaging & Services
Net sales were $1,115.0 million for the first six months of 2023 compared with $1,299.3 million for the first six months of 2022. The $184.3 million decrease in net sales was primarily due to lower volumes, partially offset by higher published containerboard and boxboard prices.
Gross profit was $255.6 million for the first six months of 2023 compared with $261.6 million for the first six months of 2022. The $6.0 million decrease in gross profit was primarily due to the same factors that impacted net sales, partially offset by lower raw material, transportation and manufacturing costs. Gross profit margin was 22.9 percent and 20.1 percent for the first six months of 2023 and 2022, respectively.
Operating profit was $176.7 million for the first six months of 2023 compared with $118.4 million for the first six months of 2022. The $58.3 million increase in operating profit was primarily due to the $54.6 million gain from divestiture of Tama Paperboard, LLC in the Paper Packaging & Services segment (the “Tama Divestiture”) during the first quarter of 2023 and lower SG&A expenses, partially offset by the same factors that impacted gross profit. Adjusted EBITDA was $195.6 million for the first six months of 2023 compared with $197.9 million for the first six months of 2022. The $2.3 million decrease in Adjusted EBITDA was primarily due to the same factors that impacted gross profit, partially offset by lower incentive compensation expense in SG&A.
Land Management
Net sales were $10.9 million for the first six months of 2023 compared with $11.5 million for the first six months of 2022.
Gross profit was $4.6 million for the first six months of 2023 compared with $4.4 million for the first six months of 2022.

Operating profit was $3.6 million for the first six months of 2023 compared with $4.7 million for the first six months of 2022. Adjusted EBITDA was $4.5 million and $4.8 million for the first six months of 2023 and 2022, respectively.
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
Income tax expense for the first six months of 2023 was $76.8 million on $285.1 million of pretax income, and income tax expense for the first six months of 2022 was $65.5 million on $208.8 million of pretax income. The $11.3 million net increase in total income tax expense was primarily attributable to increased tax expense associated with business divestitures. During the first six months of 2022, a $60.4 million book expense was recorded related to the FPS Divestiture and other businesses for which no tax benefit was recorded while $18.8 million of discrete tax expense was recorded on a $54.5 million book gain on business divestiture during the first six months of 2023. Additionally, $2.7 million fewer benefits from releases of uncertain tax positions and $1.4 million of miscellaneous other items were recorded during the first six months of 2023 in comparison to the same period during 2022, offset by $11.6 million reduced tax expense on lower pre-tax book income, excluding business divestitures.

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
Cash Flow

Six Months Ended April 30, (in millions)	2023	2022
Net cash provided by operating activities	$243.7	$161.6
Net cash (used in) provided by investing activities	(451.0)	62.7
Net cash provided by (used in) financing activities	215.6	(197.1)
Effects of exchange rates on cash	3.1	(43.1)
Net increase (decrease) in cash and cash equivalents	11.4	(15.9)
Cash and cash equivalents at beginning of year	147.1	124.6
Cash and cash equivalents at end of period	$158.5	$108.7
Operating Activities
The $22.1 million decrease in accounts receivable to $727.0 million as of April 30, 2023 from $749.1 million as of October 31, 2022 was primarily due to lower average sale prices and lower volumes.
The $3.1 million decrease in inventories to $400.2 million as of April 30, 2023 from $403.3 million as of October 31, 2022 was primarily due to the decrease in raw material costs.
The $58.9 million decrease in accounts payable to $502.4 million as of April 30, 2023 from $561.3 million as of October 31, 2022 was primarily due to the decrease in raw material costs, lower demand and timing of payable settlements.
Investing Activities
During the first six months of 2023 and 2022, we invested $91.1 million and $75.0 million, respectively, of cash in capital expenditures. During the first six months of 2023, we paid $447.5 million for purchases of business, net of cash acquired, primarily for the Lee Container Acquisition and the Centurion Acquisition. During the first six months of 2023, we received $105.6 million of cash from sale of businesses, primarily from the Tama Divestiture. During the first six months of 2022, we received $139.2 million of cash from sale of businesses, primarily from the FPS Divestiture.
Financing Activities
During the first six months of 2023 and 2022, we paid cash dividends to stockholders of Greif, Inc. in the amount of $57.9 million and $54.6 million, respectively. We borrowed $332.5 million of long-term debt, net of proceeds, for the first six months of 2023 and paid down $96.2 million of long-term debt, net of payments, for the first six months of 2022. During the first six months of 2023, we paid $59.6 million for the share repurchase program. During the first six months of 2022, we paid $20.8 million of debt extinguishment charges and debt issuance costs related to our debt refinancing.
Stock Repurchase Program
In June 2022, the Stock Repurchase Committee of our Board of Directors authorized a program to repurchase up to $150.0 million of shares of our Class A or Class B Common Stock or any combination thereof. On June 23, 2022, we entered into a $75.0 million accelerated share repurchase agreement (“ASR”) with Bank of America, N.A. for the repurchase of shares of our Class A Common Stock. In addition, at that time we initiated a plan to repurchase an aggregate of $75.0 million of shares of its Class A or Class B Common Stock, or any combination thereof, in open market purchases (“OSR program”). The OSR program was completed on May 26, 2023.
Under the ASR, on June 24, 2022, we made a payment of $75.0 million and received an initial delivery of approximately 80% of the expected share repurchases, or 1,021,451 shares of Class A Common Stock. On February 28, 2023, the Company received the remaining 94,259 shares of Class A Common Stock.

We began making repurchases of Class B Common Stock under the OSR program on September 9, 2022 and repurchases of Class A Common Stock under the OSR program on March 16, 2023 in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. As of April 30, 2023, $25.0 million of shares of Class A Common Stock, or 406,343 shares, and $45.7 million of shares of Class B Common Stock, or 619,804 shares, had been repurchased under the OSR program. Subsequent to the quarter, during May 2023, we purchased $4.3 million of shares of Class B Common Stock, or 56,794 shares, which completed the OSR program.
See Note 10 to the condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q for additional information regarding this program and the repurchase of shares of Class A and B Common Stock.
Financial Obligations
Borrowing Arrangements
Long-term debt is summarized as follows:

(in millions)	April 30, 2023	October 31, 2022
2022 Credit Agreement - Term Loans	$1,534.2	$1,565.0
Accounts receivable credit facilities	353.2	311.4
2022 Credit Agreement - Revolving Credit Facility	406.5	41.9
Other debt	0.3	0.4
	2,294.2	1,918.7
Less: current portion	80.8	71.1
Less: deferred financing costs	7.3	8.3
Long-term debt, net	$2,206.1	$1,839.3
2022 Credit Agreement
We and certain of our subsidiaries are parties to a senior secured credit agreement (the “2022 Credit Agreement”) with a syndicate of financial institutions.
The 2022 Credit Agreement provides for (a) an $800.0 million secured revolving credit facility, consisting of a $725.0 million multicurrency facility and a $75.0 million U.S. dollar facility, maturing on March 1, 2027, (b) a $1,100.0 million secured term loan A-1 facility with quarterly principal installments that commenced on July 31, 2022 and continue through January 31, 2027, with any outstanding principal balance of such term loan A-1 facility being due and payable on maturity on March 1, 2027, and (c) a $515.0 million secured term loan A-2 facility with quarterly principal installments that commenced on July 31, 2022 and continue through January 31, 2027, with any outstanding principal balance of such term loan A-2 being due and payable on maturity on March 1, 2027.
Interest is based on Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on our leverage ratio. Subject to the terms of the 2022 Credit Agreement, we have an option to add borrowings to the 2022 Credit Agreement with the agreement of the lenders. As of April 30, 2023, we had $393.5 million of available borrowing capacity under the $800.0 million secured revolving credit facility.
The repayment of all borrowings under the 2022 Credit Agreement is secured by a security interest in certain of our personal property and certain of the personal property of certain of our U.S. subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of our U.S. subsidiaries, and is secured, in part, by the capital stock of the non-U.S. borrowers. However, in the event that we receive and maintain an investment grade rating from either Moody’s Investors Services, Inc. or Standard & Poor’s Financial Services LLC, we may request the release of such collateral.
The 2022 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness (less the aggregate amount of our unrestricted cash and cash equivalents), to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (as used in this paragraph only “EBITDA”) to be greater than 4.00 to 1.00; provided that such leverage ratio is subject to (i) a covenant step-up (as defined in the 2022 Credit Agreement) increase adjustment of 0.50 upon the consummation of, and the following three fiscal quarters after, certain specified acquisitions, and (ii) a collateral release decrease adjustment of 0.25x during any collateral release period (as defined in the 2022 Credit Agreement). The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated EBITDA, to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve-month period. As of April 30, 2023, we were in compliance with these covenants.
2023 Credit Agreement
Subsequent to the quarter, on May 17, 2023, we and Greif Packaging LLC entered into a $300.0 million senior secured credit agreement (the “2023 Credit Agreement”) with CoBank, ACB (“CoBank”), who acted as lender and is acting as administrative agent of the 2023 Credit Agreement. The 2023 Credit Agreement is permitted incremental equivalent debt under the terms of the 2022 Credit Agreement. The 2023 Credit Agreement provides for a $300.0 million secured term loan facility with quarterly principal installments commencing on July 31, 2023 and continuing through January 31, 2028, with any outstanding principal balance of such term loan being due and payable on maturity on May 17, 2028. We used the borrowing under the 2023 Credit Agreement to repay and refinance a portion of the outstanding borrowings under the 2022 Credit Agreement. Interest accruing under the 2023 Credit Agreement is based on SOFR plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on our leverage ratio.
The repayment of all borrowings under the 2023 Credit Agreement is secured by a security interest in certain of our personal property and certain of the personal property of certain of our U.S. subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of our U.S. subsidiaries. However, in the event that we receive and maintain an investment grade rating from either Moody’s Investors Services, Inc. or Standard & Poor’s Financial Services LLC, we may request the release of such collateral. Our obligations under the 2023 Credit Agreement are secured on a pari passu basis with the obligations arising under the 2022 Credit Agreement.
The 2023 Credit Agreement contains covenants, including financial covenants, substantially the same as the covenants in 2022 Credit Agreement, as described above, and a “most favored lender” provision related to the 2022 Credit Agreement.
United States Trade Accounts Receivable Credit Facility
We have a $300.0 million U.S. Receivables Financing Facility Agreement (the “U.S. RFA”). On May 17, 2023, the maturity date of the U.S. RFA was extended to May 17, 2024. As of April 30, 2023, there was $258.3 million outstanding balance under the U.S. RFA. The U.S. RFA also contains events of default and covenants, which are substantially the same as the covenants under the 2022 Credit Agreement. As of April 30, 2023, we were in compliance with these covenants. Proceeds of the U.S. RFA are available for working capital and general corporate purposes.
International Trade Accounts Receivable Credit Facility
We have a €100.0 million ($110.4 million as of April 30, 2023) European Receivables Financing Agreement (the “European RFA”), which matures on April 23, 2024. As of April 30, 2023, $95.0 million was outstanding on the European RFA. As of April 30, 2023, we were in compliance with covenants contained in the European RFA. Proceeds of the European RFA are available for working capital and general corporate purposes.
See Note 4 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional disclosures regarding our financial instruments.
Financial Instruments
Interest Rate Derivatives
As of April 30, 2023, we have various interest rate swaps with a total notional amount of $1,300.0 million, amortizing down over the term, in which we receive variable interest rate payments based on SOFR and in return are obligated to pay interest at a weighted average fixed interest rate of 2.62%, plus a spread. These derivatives are designated as cash flow hedges for accounting purposes and will mature between March 11, 2024 and July 16, 2029.
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
As of April 30, 2023, and October 31, 2022, we had outstanding foreign currency forward contracts in the notional amount of $155.7 million, and $132.1 million, respectively.
Cross Currency Swap
We have operations and investments in various international locations and are subject to risks associated with changing foreign exchange rates. We have cross currency interest rate swaps that synthetically swap $319.3 million of fixed rate debt to Euro denominated fixed rate debt. We receive a weighted average rate of 1.39%. These agreements are designated either net investment hedges or cash flow hedges for accounting purposes and will mature between March 2, 2024 and October 5, 2026.
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
ITEM 4. CONTROLS AND PROCEDURES
Changes in Internal Control Over Financial Reporting
The Company completed the Lee Container Acquisition on December 15, 2022 and the Centurion Acquisition on March 31, 2023. The scope of the Company’s assessment of the effectiveness of internal controls over financial reporting for the fiscal year ending October 31, 2023, will not include the Lee Container Acquisition and the Centurion Acquisition. This exclusion is in accordance with the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from the Company’s scope in the year of acquisition.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c.) Purchases of Equity Securities by the Issuer
In June 2022, the Stock Repurchase Committee of the Company’s Board of Directors authorized a program to repurchase up to $150.0 million of shares of the Company’s Class A or Class B Common Stock or any combination thereof. On June 23, 2022, the Company entered into a $75.0 million accelerated share repurchase agreement (“ASR”) with Bank of America, N.A. for the repurchase of shares of the Company’s Class A Common Stock. In addition, at that time the Company initiated a plan to repurchase an aggregate of $75.0 million of shares of its Class A or Class B Common Stock, or any combination thereof, in open market purchases (“OSR program”). The OSR program was completed on May 26, 2023.
Under the ASR, on June 24, 2022, the Company made a payment of $75.0 million and received an initial delivery of approximately 80% of the expected share repurchases, or 1,021,451 shares of Class A Common Stock. On February 28, 2023, the Company received the remaining 94,259 shares of Class A Common Stock.
The Company began making repurchases of Class B Common Stock under the OSR program on September 9, 2022 and repurchases of Class A Common Stock under the OSR program on March 16, 2023 in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. As of April 30, 2023, $25.0 million of shares of Class A Common Stock, or 406,343 shares, and $45.7 million of shares of Class B Common Stock, or 619,804 shares, had been repurchased under the OSR program. Subsequent to the quarter, during May 2023, the Company purchased $4.3 million of shares of Class B Common Stock, or 56,794 shares, which completed the OSR program.
See Note 10 to the condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q for additional information regarding this program and the repurchase of shares of Class A and B Common Stock.
During the three months ended April 30, 2023, the Company’s repurchases of shares of its Class A and Class B Common Stock were as follows:

Period	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share of Class A Common Stock*	Total Number of Shares of Class B Common Stock Purchased	Average Price Paid per Share of Class B Common Stock*	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet be Purchased Under the Program
February 1, 2023 to February 28, 2023	94,259	$67.22	62,730	$82.08	156,989	$40,891,523
March 1, 2023 to March 31, 2023	199,100	60.27	87,510	73.92	286,610	22,423,530
April 1, 2023 to April 30, 2023	207,243	62.73	66,638	76.89	273,881	4,298,875
Total	500,602	62.60	216,878	77.19	717,480
*Average price paid per share reflects the weighted average purchase price paid for shares.

ITEM 6. EXHIBITS
(a.) Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a —14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

10.1	Amendment agreement dated April 14, 2023, between the persons listed in Schedule 1 as Originators, Cooperage Receivables Finance B.V. as Main SPV, Greif Services Belgium BV as Greif CC, Subordinated Lender, Belgian Intermediary, Originator Agent and master Servicer, Greif, Inc. as Performance Indemnity Provider, Stichting Cooperage Receivables Finance Holding as Shareholder, Trust International Management (T.I.M.) B.V. as Main SPV’s Director and Shareholder’s Director, Nieuw Amsterdam Receivables Corporation B.V. as lender, Coöperatieve Rabobank U.A. as Facility Agent, Main SPV Account Bank, Funding Administrator, Main SPV Administrator and Italian Intermediary and Coöperatieve Rabobank U.A. Trading as Rabobank London as Liquidity Facility Provider.

10.2	Amendment No. 1 dated May 17, 2023, to Third Amended and Restated Sale Agreement dated September 24, 2019, by and among Greif Receivables Funding LLC, as seller, Container Life Cycle Management LLC, Corrchoice (PA) LLC, East Texas Lee Container, L.P., Lee Container, LLC, and Lee Container Iowa, LLC, as new originators, Greif Packaging LLC, Delta Petroleum Company, Inc., American Flange & Manufacturing Co. Inc., Caraustar Mill Group, Inc., Caraustar Industrial and Consumer Products Group, Inc., Caraustar Recovered Fiber Group, Inc., The Newark Group, Inc., Caraustar Consumer Products Group, LLC, and Cascade Paper Converters Co., as original originators.

10.3	Amendment No. 5 dated May 17, 2023, to Third Amended and Restated Transfer and Administration Agreement dated September 24, 2019, by and among Greif Receivables Funding LLC, as seller, Container Life Cycle Management LLC, Corrchoice (PA) LLC, East Texas Lee Container, L.P., Lee Container, LLC, and Lee Container Iowa, LLC, as new originators, Greif Packaging LLC, Delta Petroleum Company, Inc., American Flange & Manufacturing Co. Inc., Caraustar Mill Group, Inc., Caraustar Industrial and Consumer Products Group, Inc., Caraustar Recovered Fiber Group, Inc., The Newark Group, Inc., Caraustar Consumer Products Group, LLC, and Cascade Paper Converters Co., as original originators.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GREIF, INC.
(Registrant)

Date: June 8, 2023	/s/ LAWRENCE A. HILSHEIMER
Lawrence A. Hilsheimer
Executive Vice President and Chief Financial Officer