Form 10-Q
period 2023-07-31
GREIF, INC
filed 2023-08-31
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock	GEF	New York Stock Exchange
Class B Common Stock	GEF-B	New York Stock Exchange
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 28, 2023:

Class A Common Stock	25,474,254 shares
Class B Common Stock	21,331,127 shares

Table of Content

Table of Content
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2023	2022	2023	2022
Net sales	$1,330.3	$1,622.1	$3,910.2	$4,853.7
Cost of products sold	1,023.3	1,275.2	3,039.8	3,878.4
Gross profit	307.0	346.9	870.4	975.3
Selling, general and administrative expenses	135.7	141.6	412.3	440.6
Acquisition and integration related costs	3.4	2.2	15.5	5.8
Restructuring charges	8.7	3.1	13.5	10.3
Non-cash asset impairment charges	1.6	0.7	3.4	63.1
Loss (gain) on disposal of properties, plants and equipment, net	1.7	(6.4)	(3.3)	(8.1)
Loss (gain) on disposal of businesses, net	0.3	—	(64.1)	(4.2)
Operating profit	155.6	205.7	493.1	467.8
Interest expense, net	25.3	14.0	71.5	44.3
Debt extinguishment charges	—	—	—	25.4
Other expense, net	3.4	7.3	9.6	4.9
Income before income tax expense and equity earnings of unconsolidated affiliates, net	126.9	184.4	412.0	393.2
Income tax expense	31.1	39.9	107.9	105.4
Equity earnings of unconsolidated affiliates, net of tax	(0.9)	(1.6)	(1.7)	(3.6)
Net income	96.7	146.1	305.8	291.4
Net income attributable to noncontrolling interests	(6.4)	(4.3)	(14.4)	(14.2)
Net income attributable to Greif, Inc.	$90.3	$141.8	$291.4	$277.2
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$1.57	$2.38	$5.03	$4.66
Class B common stock	$2.35	$3.58	$7.54	$6.98
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$1.55	$2.36	$4.99	$4.63
Class B common stock	$2.35	$3.58	$7.54	$6.98
Weighted-average number of Class A common shares outstanding:
Basic	25.5	26.2	25.6	26.5
Diluted	26.0	26.6	26.0	26.7
Weighted-average number of Class B common shares outstanding:
Basic	21.3	22.0	21.5	22.0
Diluted	21.3	22.0	21.5	22.0
Cash dividends declared per common share:
Class A common stock	$0.50	$0.46	$1.50	$1.38
Class B common stock	$0.75	$0.69	$2.24	$2.06
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2023	2022	2023	2022
Net income	$96.7	$146.1	$305.8	$291.4
Other comprehensive income (loss), net of tax:
Foreign currency translation	(4.2)	(30.8)	44.8	1.8
Derivative financial instruments	17.3	1.2	(13.5)	37.1
Minimum pension liabilities	(1.6)	2.7	(5.4)	9.2
Other comprehensive income (loss), net of tax	11.5	(26.9)	25.9	48.1
Comprehensive income	108.2	119.2	331.7	339.5
Comprehensive income attributable to noncontrolling interests	6.5	3.1	14.7	7.4
Comprehensive income attributable to Greif, Inc.	$101.7	$116.1	$317.0	$332.1
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	July 31, 2023	October 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$157.7	$147.1
Trade accounts receivable, net of allowance	682.7	749.1
Inventories:
Raw materials	298.3	316.0
Finished goods	89.4	87.3
Assets held for sale	4.5	1.3
Prepaid expenses	54.3	57.3
Other current assets	156.5	141.3
	1,443.4	1,499.4
Long-term assets
Goodwill	1,647.0	1,464.5
Other intangible assets, net of amortization	745.6	576.2
Deferred tax assets	11.0	10.1
Pension asset	55.2	30.8
Operating lease assets	268.1	254.7
Finance lease assets	31.6	1.2
Other long-term assets	147.2	178.0
	2,905.7	2,515.5
Properties, plants and equipment
Timber properties, net of depletion	228.9	226.8
Land	157.4	154.8
Buildings	542.4	515.1
Machinery and equipment	2,107.0	1,968.3
Capital projects in progress	197.8	182.9
	3,233.5	3,047.9
Accumulated depreciation	(1,709.1)	(1,592.9)
	1,524.4	1,455.0
Total assets	$5,873.5	$5,469.9
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	July 31, 2023	October 31, 2022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$505.8	$561.3
Accrued payroll and employee benefits	124.7	174.4
Restructuring reserves	16.3	12.3
Current portion of long-term debt	88.3	71.1
Short-term borrowings	1.8	5.7
Current portion of operating lease liabilities	51.9	48.9
Current portion of finance lease liabilities	3.3	0.9
Other current liabilities	159.1	173.3
	951.2	1,047.9
Long-term liabilities
Long-term debt	2,081.4	1,839.3
Operating lease liabilities	220.1	209.4
Finance lease liabilities	28.9	0.2
Deferred tax liabilities	336.2	343.6
Pension liabilities	60.6	58.0
Postretirement benefit obligations	7.1	7.2
Contingent liabilities and environmental reserves	19.2	19.0
Long-term income tax payable	25.6	25.6
Other long-term liabilities	99.4	109.6
	2,878.5	2,611.9
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	55.0	15.8
Equity
Common stock, without par value	207.2	173.5
Treasury stock, at cost	(281.9)	(205.1)
Retained earnings	2,299.7	2,095.2
Accumulated other comprehensive loss, net of tax:
Foreign currency translation	(272.0)	(316.5)
Derivative financial instruments	59.3	72.8
Minimum pension liabilities	(64.0)	(58.6)
Total Greif, Inc. shareholders’ equity	1,948.3	1,761.3
Noncontrolling interests	40.5	33.0
Total shareholders’ equity	1,988.8	1,794.3
Total liabilities and shareholders’ equity	$5,873.5	$5,469.9
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended July 31,
(in millions)	2023	2022
Cash flows from operating activities:
Net income	$305.8	$291.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	169.4	165.4
Non-cash asset impairment charges	3.4	63.1
Gain on disposals of properties, plants and equipment, net	(3.3)	(8.1)
Gain on disposals of businesses, net	(64.1)	(4.2)
Unrealized foreign exchange loss (gain)	3.5	(4.2)
Deferred income tax benefit	(0.9)	(5.1)
Debt extinguishment charges	—	22.6
Non-cash lease expense	34.9	26.8
Other, net	(0.3)	1.0
Increase (decrease) in cash from changes in certain assets and liabilities, net of impacts from acquisitions:
Trade accounts receivable	109.5	(82.7)
Inventories	49.9	(63.3)
Accounts payable	(65.6)	46.6
Restructuring reserves	3.8	(6.3)
Operating leases	(34.5)	(27.6)
Pension and post-retirement benefit liabilities	(26.4)	(29.2)
Other, net	(39.1)	(15.3)
Net cash provided by operating activities	446.0	370.9
Cash flows from investing activities:
Purchases of business, net of cash acquired	(447.5)	—
Purchases of properties, plants and equipment	(136.4)	(112.2)
Purchases of and investments in timber properties	(4.4)	(4.6)
Payments for deferred purchase price of acquisitions	(21.7)	(4.7)
Proceeds from the sale of properties, plants, equipment and other assets	8.0	17.0
Proceeds from the sale of businesses	105.3	139.2
Net cash (used in) provided by investing activities	(496.7)	34.7
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,915.1	3,492.2
Payments on long-term debt	(1,640.2)	(3,645.2)
Payments on short-term borrowings, net	(4.6)	(21.2)
Proceeds from trade accounts receivable credit facility	108.9	301.9
Payments on trade accounts receivable credit facility	(136.1)	(277.1)
Dividends paid to Greif, Inc. shareholders	(86.7)	(82.0)
Dividends paid to noncontrolling interests	(6.1)	(10.6)
Payments for debt extinguishment and issuance costs	—	(20.8)
Payments for share repurchases	(63.9)	(60.0)
Forward contract for accelerated share repurchases	—	(15.0)
Tax withholding payments for stock-based awards	(13.7)	—
Purchases of redeemable noncontrolling interest	(3.3)	(6.0)
Other, net	(7.4)	—
Net cash provided by (used in) financing activities	62.0	(343.8)
Effects of exchange rates on cash	(0.7)	(58.9)
Net increase in cash and cash equivalents	10.6	2.9
Cash and cash equivalents at beginning of period	147.1	124.6
Cash and cash equivalents at end of period	$157.7	$127.5
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended July 31, 2023
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of April 30, 2023	46,861	$205.8	29,981	$(277.6)	$2,239.7	$(288.1)	$1,879.8	$35.1	$1,914.9
Net income					90.3		90.3	6.4	96.7
Other comprehensive income (loss):
Foreign currency translation						(4.3)	(4.3)	0.1	(4.2)
Derivative financial instruments, net of $5.7 million of income tax benefit						17.3	17.3		17.3
Minimum pension liability adjustment, net of $0.2 million income tax expense						(1.6)	(1.6)		(1.6)
Comprehensive income			.				101.7		108.2
Current period mark to redemption value of redeemable noncontrolling interest					(1.3)		(1.3)		(1.3)
Net income allocated to redeemable noncontrolling interests							—	(1.1)	(1.1)
Dividends paid to Greif, Inc. shareholders ($0.50 and $0.75 per Class A share and Class B share, respectively)					(28.8)		(28.8)		(28.8)
Dividends earned on RSU shares					(0.2)		(0.2)		(0.2)
Colleague stock purchase plan	—	0.1	—	—			0.1		0.1
Share repurchases	(57)	—	57	(4.3)			(4.3)		(4.3)
Long-term incentive shares issued	1	0.1	(1)	—			0.1		0.1
Share based compensation	—	1.2	—	—			1.2		1.2
As of July 31, 2023	46,805	$207.2	30,037	$(281.9)	$2,299.7	$(276.7)	$1,948.3	$40.5	$1,988.8

	Nine Months Ended July 31, 2023
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2022	47,443	$173.5	29,399	$(205.1)	$2,095.2	$(302.3)	$1,761.3	$33.0	$1,794.3
Net income					291.4		291.4	14.4	305.8
Other comprehensive income (loss):
Foreign currency translation						44.5	44.5	0.3	44.8
Derivative financial instruments, net of $4.6 million of income tax expense						(13.5)	(13.5)		(13.5)
Minimum pension liability adjustment, net of $0.7 million income tax expense						(5.4)	(5.4)		(5.4)
Comprehensive income			.				317.0		331.7
Current period mark to redemption value of redeemable noncontrolling interest and other					(0.3)		(0.3)		(0.3)
Net income allocated to redeemable noncontrolling interests							—	(1.3)	(1.3)
Dividends paid to Greif, Inc. shareholders ($1.50 and $2.24 per Class A share and Class B share, respectively)					(86.7)		(86.7)		(86.7)
Dividends paid to noncontrolling interests and other							—	(5.9)	(5.9)
Dividends earned on RSU shares					0.1		0.1		0.1
Colleague stock purchase plan	—	0.1	—	—			0.1		0.1
Share repurchases	(1,006)	15.0	1,006	(78.9)			(63.9)		(63.9)
Long-term incentive shares issued	350	14.7	(350)	2.0			16.7		16.7
Share based compensation	—	2.7	—	—			2.7		2.7
Restricted stock, directors	18	1.2	(18)	0.1			1.3		1.3
As of July 31, 2023	46,805	$207.2	30,037	$(281.9)	$2,299.7	$(276.7)	$1,948.3	$40.5	$1,988.8

Table of Content

	Three Months Ended July 31, 2022
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of April 30, 2022	48,636	$186.0	28,206	$(134.0)	$1,910.3	$(275.9)	$1,686.4	$32.0	$1,718.4
Net income					141.8		141.8	4.3	146.1
Other comprehensive income (loss):
Foreign currency translation						(29.6)	(29.6)	(1.2)	(30.8)
Derivative financial instruments, net of $0.4 million income tax benefit						1.2	1.2		1.2
Minimum pension liability adjustment, net of $0.8 million income tax benefit						2.7	2.7		2.7
Comprehensive income							116.1		119.2
Current period mark to redemption value of redeemable noncontrolling interest					(0.3)		(0.3)		(0.3)
Net income allocated to redeemable noncontrolling interests							—	(0.2)	(0.2)
Dividends paid to Greif, Inc. shareholders ($0.46 and $0.69 per Class A share and Class B share, respectively)					(27.4)		(27.4)		(27.4)
Dividends paid to noncontrolling interests and other							—	0.6	0.6
Dividends earned on RSU shares					(0.1)		(0.1)		(0.1)
Share repurchases	(1,022)	(15.0)	1,022	(60.0)			(75.0)		(75.0)
Share based compensation	—	1.4	—	—			1.4		1.4
As of July 31, 2022	47,614	$172.4	29,228	$(194.0)	$2,024.3	$(301.6)	$1,701.1	$35.5	$1,736.6

	Nine Months Ended July 31, 2022
	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2021	48,559	$179.3	28,283	$(134.1)	$1,825.6	$(356.5)	$1,514.3	$61.3	$1,575.6
Net income					277.2		277.2	14.2	291.4
Other comprehensive income (loss):
Foreign currency translation, net of $113.1 million business divestment release						8.6	8.6	(6.8)	1.8
Derivative financial instruments, net of $12.4 million income tax benefit						37.1	37.1		37.1
Minimum pension liability adjustment, net of $2.3 million income tax benefit						9.2	9.2		9.2
Comprehensive income			.				332.1		339.5
Divestment of noncontrolling interest							—	(24.4)	(24.4)
Current period mark to redemption value of redeemable noncontrolling interest and other					4.6		4.6		4.6
Net income allocated to redeemable noncontrolling interests							—	(0.1)	(0.1)
Dividends paid to Greif, Inc. shareholders ($1.38 and $2.06 per Class A share and Class B share, respectively)					(82.0)		(82.0)		(82.0)
Dividends paid to noncontrolling interests and other							—	(8.7)	(8.7)
Dividends earned on RSU shares					(1.1)		(1.1)		(1.1)
Share repurchases	(1,022)	(15.0)	1,022	(60.0)			(75.0)		(75.0)
Long-term incentive shares issued	52	3.0	(52)	0.1			3.1		3.1
Share based compensation	—	3.8	—	—			3.8		3.8
Restricted stock, executive	3	0.1	(3)	—			0.1		0.1
Restricted stock, directors	22	1.2	(22)	—			1.2		1.2
As of July 31, 2022	47,614	$172.4	29,228	$(194.0)	$2,024.3	$(301.6)	$1,701.1	$35.5	$1,736.6

Table of Content
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
The information filed herein reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated balance sheet as of July 31, 2023 and the condensed consolidated balance sheet as of October 31, 2022, the interim condensed consolidated statements of income, comprehensive income and changes in shareholders’ equity for the three and nine months ended July 31, 2023 and 2022 and the interim condensed consolidated statements of cash flows for the three and nine months ended July 31, 2023 and 2022 of the Company. The interim condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling interest and are accounted for using either the equity or cost method, as appropriate.
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
NOTE 2 — ACQUISITIONS AND DIVESTITURES
Acquisitions
Centurion Acquisition
The Company completed its acquisition of controlling influence over Centurion Container LLC (“Centurion”) on March 31, 2023 (the “Centurion Acquisition”), by increasing the Company’s ownership interest in Centurion from approximately 10% to 80%. Centurion is a leader in the North American intermediate bulk container (“IBC”) reconditioning industry and is involved in IBC rebottling, reconditioning, and distribution. The total purchase price for this acquisition, net of cash acquired, was $144.5 million. The fair value of the remaining noncontrolling interest of 20% after the acquisition was $40.9 million.
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

Table of Content
The following table summarizes the consideration transferred to acquire Centurion and the preliminary valuation of identifiable assets acquired and liabilities assumed at the acquisition date:

(in millions)	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments	Amount Recognized as of Acquisition Date (as Adjusted)
Fair value of consideration transferred
Cash consideration	$144.5	$—	$144.5
Noncontrolling interest	40.9	—	40.9
Previously held interest	16.8	—	16.8

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$12.4	$—	$12.4
Inventories	2.0	—	2.0
Prepaid and other current assets	0.4	—	0.4
Intangibles	83.4	1.6	85.0
Operating lease assets	10.2	—	10.2
Properties, plants and equipment	7.7	—	7.7
Total assets acquired	116.1	1.6	117.7

Accounts payable	(4.2)	—	(4.2)
Other current liabilities	(4.3)	—	(4.3)
Operating lease liabilities	(10.2)	—	(10.2)
Total liabilities assumed	(18.7)	—	(18.7)
Total identifiable net assets	$97.4	$1.6	$99.0
Goodwill	$104.8	$(1.6)	$103.2
The Company recognized goodwill related to this acquisition of $103.2 million. The goodwill recognized in this acquisition was attributable to the acquired assembled workforce, expanded market presence, and enhanced business network, none of which qualify for recognition as a separate intangible asset. Centurion is reported within the Global Industrial Packaging segment to which the goodwill was assigned. The majority of the goodwill is expected to be deductible for tax purposes.
The fair value for acquired customer relationship intangibles was determined as of the acquisition date based on estimates and judgments regarding expectations for the future after-tax cash flows arising from the revenue from customer relationships that existed on the acquisition date over their estimated lives, including the probability of expected future contract renewals and revenue, less a contributory assets charge, all of which is discounted to present value. The fair values of the trademark intangible assets were determined utilizing the relief from royalty method, which is a form of the income approach. Under this method, a royalty rate based on observed market royalties is applied to projected revenue supporting the trademarks and discounted to present value using an appropriate discount rate.
Acquired intangible assets are being amortized over the estimated useful lives on a straight-line basis. The following table summarizes the preliminary purchase price allocation and weighted average remaining useful lives for identifiable intangible assets acquired as of the acquisition date:

(in millions)	Final Purchase Price Allocation	Weighted Average Estimated Useful Life
Customer relationships	$74.7	12.0
Favorable leases	1.6	19.0
Trademarks	8.7	5.0
Total intangible assets	$85.0

Table of Content
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
Centurion’s results of operations have been included in the Company’s financial statements for the period subsequent to the acquisition date of March 31, 2023. Centurion contributed net sales of $23.2 million and $30.6 million for the three and nine months ended July 31, 2023.
Lee Container Acquisition
The Company acquired of Lee Container Corporation, Inc. (“Lee Container”) on December 15, 2022 (the “Lee Container Acquisition”). Lee Container is an industry-leading manufacturer of high-performance barrier and conventional blow molded containers, jerrycans, and small plastics. The total purchase price for this acquisition, net of cash acquired, was $302.8 million. The Company incurred transaction costs of $5.1 million to complete this acquisition.
The following table summarizes the consideration transferred to acquire Lee Container and the preliminary valuation of identifiable assets acquired and liabilities assumed at the acquisition date:

(in millions)	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments	Amount Recognized as of Acquisition Date (as Adjusted)
Fair value of consideration transferred
Cash consideration	$302.8	$0.2	$303.0

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$21.9	$(0.4)	$21.5
Inventories	27.5	(2.1)	25.4
Prepaid and other current assets	0.5	—	0.5
Intangibles	133.5	—	133.5
Finance lease assets	32.4	1.0	33.4
Properties, plants and equipment	54.7	—	54.7
Total assets acquired	270.5	(1.5)	269.0

Accounts payable	(3.9)	—	(3.9)
Accrued payroll and employee benefits	(1.3)	—	(1.3)
Other current liabilities	(3.1)	2.9	(0.2)
Finance lease liabilities	(30.6)	(2.8)	(33.4)
Total liabilities assumed	(38.9)	0.1	(38.8)
Total identifiable net assets	$231.6	(1.4)	230.2
Goodwill	$71.2	$1.6	$72.8
The Company recognized goodwill related to this acquisition of $72.8 million. The goodwill recognized in this acquisition was attributable to the acquired assembled workforce, expected synergies, and economies of scale, none of which qualify for recognition as a separate intangible asset. Lee Container is reported within the Global Industrial Packaging segment to which the goodwill was assigned. The goodwill is expected to be deductible for tax purposes.
The cost approach was used to determine the fair value for building improvements and equipment. The cost approach measures the value by estimating the cost to acquire, or construct, comparable assets and adjusts for age and condition. The Company assigned building improvements a useful life ranging from 1 year to 9 years and equipment a useful life ranging

Table of Content
from 1 year to 19 years. Acquired property, plant and equipment are being depreciated over their estimated remaining useful lives on a straight-line basis.
The fair value for acquired customer relationship intangibles was determined as of the acquisition date based on estimates and judgments regarding expectations for the future after-tax cash flows arising from the revenue from customer relationships that existed on the acquisition date over their estimated lives, including the probability of expected future contract renewals and revenue, less a contributory assets charge, all of which is discounted to present value. The fair values of the trademark intangible assets were determined utilizing the relief from royalty method, which is a form of the income approach. Under this method, a royalty rate based on observed market royalties is applied to projected revenue supporting the trademarks and discounted to present value using an appropriate discount rate.
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
Lee Container’s results of operations have been included in the Company’s financial statements for the period subsequent to the acquisition date of December 15, 2022. Lee Container contributed net sales of $27.2 million and $83.5 million for the three and nine months ended July 31, 2023, respectively.
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

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2023	2022	2023	2022
Pro forma net sales	$1,330.2	$1,687.2	$3,968.0	$5,050.4
Pro forma net income attributable to Greif, Inc.	86.0	144.2	298.4	285.7
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$1.50	$2.43	$5.16	$4.80
Class B common stock	$2.24	$3.65	$7.72	$7.20
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$1.48	$2.36	$5.11	$4.63
Class B common stock	$2.24	$3.59	$7.72	$6.98

Table of Content
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
Divestitures
Tama Divestiture
During the first quarter of 2023, the Company completed its divestiture of a U.S. business in the Paper Packaging & Services segment, Tama Paperboard, LLC (the “Tama Divestiture”), for current net cash proceeds of $100.0 million. The Tama Divestiture did not qualify as discontinued operations as it did not represent a strategic shift that has had a major impact on the Company’s operations or financial results. The Tama Divestiture resulted in a $54.3 million gain on sale of business, including goodwill allocated to the sale of $22.5 million.
NOTE 3 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the nine months ended July 31, 2023:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2022	$11.2	$1.1	$12.3
Costs incurred and charged to expense	9.2	4.3	13.5
Costs paid or otherwise settled	(5.2)	(4.3)	(9.5)
Balance at July 31, 2023	$15.2	$1.1	$16.3
The focus for restructuring activities in 2023 is to optimize operations and close under-performing assets.
During the three months ended July 31, 2023, the Company recorded restructuring charges of $8.7 million, as compared to $3.1 million of restructuring charges recorded during the three months ended July 31, 2022. The restructuring activity for the three months ended July 31, 2023 consisted of $6.5 million in employee separation costs and $2.2 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities.
During the nine months ended July 31, 2023, the Company recorded restructuring charges of $13.5 million, as compared to $10.3 million of restructuring charges recorded during the nine months ended July 31, 2022. The restructuring activity for the nine months ended July 31, 2023 consisted of $9.2 million in employee separation costs and $4.3 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities.

Table of Content
The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-Q. Remaining amounts expected to be incurred were $9.3 million as of July 31, 2023:

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the Nine Months Ended July 31, 2023	Amounts Remaining to be Incurred
Global Industrial Packaging
Employee separation costs	$5.9	$3.0	$2.9
Other restructuring costs	2.2	1.2	1.0
	8.1	4.2	3.9
Paper Packaging & Services
Employee separation costs	6.2	6.2	—
Other restructuring costs	8.5	3.1	5.4
	14.7	9.3	5.4
	$22.8	$13.5	$9.3
NOTE 4 — LONG-TERM DEBT
Long-term debt is summarized as follows:

(in millions)	July 31, 2023	October 31, 2022
2022 Credit Agreement - Term Loans	$1,514.1	$1,565.0
2023 Credit Agreement - Term Loans	300.0	—
Accounts receivable credit facilities	292.7	311.4
2022 Credit Agreement - Revolving Credit Facility	72.1	41.9
Other debt	0.2	0.4
	2,179.1	1,918.7
Less: current portion	88.3	71.1
Less: deferred financing costs	9.4	8.3
Long-term debt, net	$2,081.4	$1,839.3
Credit Agreements
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
On May 17, 2023, the Company and Greif Packing LLC, a direct wholly owned subsidiary of Greif, Inc. (“Greif Packaging”), entered into a $300.0 million senior secured credit agreement (the “2023 Credit Agreement”) with CoBank, ACB (“CoBank”), which acted as a lender and is acting as administrative agent of the 2023 Credit Agreement. The 2023 Credit Agreement is permitted incremental equivalent debt under the terms of the 2022 Credit Agreement. The 2023 Credit Agreement provides for a $300.0 million secured term loan facility with quarterly principal installments commencing on July 31, 2023 and continuing

Table of Content
through January 31, 2028, with any outstanding principal balance of such term loan being due and payable on maturity on May 17, 2028. The Company used the borrowing under the 2023 Credit Agreement to repay and refinance a portion of the outstanding borrowings under the 2022 Credit Agreement.
Interest accruing under the 2023 Credit Agreement is based on SOFR plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on the Company’s leverage ratio.
As of July 31, 2023, $1,886.2 million was outstanding under the 2022 and 2023 Credit Agreement. The current portion was $88.3 million, and the long-term portion was $1,797.9 million. The weighted average interest rate for borrowings under the 2022 and 2023 Credit Agreement was 5.63% for the nine months ended July 31, 2023. The actual interest rate for borrowings under the 2022 and 2023 Credit Agreement was 6.77% as of July 31, 2023. The deferred financing costs associated with the term loan portion of the 2022 and 2023 Credit Agreement totaled $9.1 million as of July 31, 2023 and are recorded as a reduction of long-term debt on the interim condensed consolidated balance sheets. The deferred financing costs associated with the revolving portion of the 2022 Credit Agreement totaled $3.8 million as of July 31, 2023 and are recorded within other long-term assets on the interim condensed consolidated balance sheets.
United States Trade Accounts Receivable Credit Facility
Greif Receivables Funding LLC (“Greif Funding”), Greif Packaging, and certain other U.S. subsidiaries of the Company are parties to an amended and restated U.S. Receivables Financing Facility Agreement (the “U.S. RFA”). On May 17, 2023, the maturity date of the U.S. RFA was extended to May 17, 2024. The U.S. RFA provides an accounts receivable financing facility of $300.0 million. As of July 31, 2023, there was $201.6 million outstanding under the U.S. RFA that is reported as long-term debt on the interim condensed consolidated balance sheets because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing.
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
International Trade Accounts Receivable Credit Facility
Cooperage Receivables Finance B.V. and Greif Services Belgium BV, an indirect wholly owned subsidiary of Greif, Inc., are parties to an amended and restated Nieuw Amsterdam Receivables Financing Agreement (the “European RFA”) with affiliates of a major international bank. On April 14, 2023, the maturity date of the European RFA was extended to April 23, 2024. The European RFA provides an accounts receivable financing facility of up to €100.0 million ($109.8 million as of July 31, 2023) secured by certain European accounts receivable. As of July 31, 2023, $91.1 million was outstanding on the European RFA that is reported as long-term debt on the interim condensed consolidated balance sheets because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing.

Table of Content
NOTE 5 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of July 31, 2023 and October 31, 2022:

	July 31, 2023
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$67.3	$—	$67.3	$—	$(1.7)	$—	$(1.7)
Foreign exchange hedges	—	0.7	—	0.7	—	(1.4)	—	(1.4)
Insurance annuity	—	—	19.6	19.6	—	—	—	—
Cross currency swap	—	13.1	—	13.1	—	(2.8)	—	(2.8)

	October 31, 2022
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$72.1	$—	$72.1	$—	$(1.0)	$—	$(1.0)
Foreign exchange hedges	—	—	—	—	—	(0.2)	—	(0.2)
Insurance annuity	—	—	17.8	17.8	—	—	—	—
Cross currency swap	—	46.8	—	46.8	—	—	—	—
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of July 31, 2023 and October 31, 2022 approximate their fair values because of the short-term nature of these items and are not included in this table.
Interest Rate Derivatives
As of July 31, 2023, the Company has various interest rate swaps with a total notional amount of $1,300.0 million, maturing between March 11, 2024 and July 16, 2029. The Company will receive variable rate interest payments based upon one-month U.S. dollar SOFR, and in return the Company will be obligated to pay interest at a weighted average fixed interest rate of 2.62%. This effectively will convert the borrowing rate on an amount of debt equal to the notional amount of the interest rate swaps from a variable rate to a fixed rate.
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
Gains (losses) reclassified to earnings under these contracts were $8.2 million and $(2.0) million for the three months ended July 31, 2023, and 2022, respectively. Gains (losses) reclassified to earnings under these contracts were $19.5 million and $(9.6) million for the nine months ended July 31, 2023, and 2022, respectively. A derivative gain of $33.0 million, based upon interest rates at July 31, 2023, is expected to be reclassified from accumulated other comprehensive income (loss) to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of July 31, 2023, and October 31, 2022, the Company had outstanding foreign currency forward contracts in the notional amount of $80.6 million and $132.1 million, respectively.

Table of Content
Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which are based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
For the three months ended July 31, 2023, and 2022, the Company recorded realized gains (losses) of $0.0 million and $(1.9) million under fair value contracts in other expense, net. For the nine months ended July 31, 2023, and 2022, the Company recorded realized gains (losses) of $0.7 million and $(4.0) million under fair value contracts in other expense, net.
For the three months ended July 31, 2023, and 2022, the Company recorded unrealized net gains (losses) of $0.8 million and $(2.2) million in other expense, net. For the nine months ended July 31, 2023, and 2022, the Company recorded unrealized net losses of $0.7 million and $0.6 million in other expense, net.
Cross Currency Swap
The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. As of July 31, 2023, the Company has various cross currency interest rate swaps that synthetically swap $319.3 million of fixed rate debt to Euro denominated fixed rate debt. The Company receives a weighted average rate of 1.39% on these swaps. These agreements are designated as either net investment hedges or cash flow hedges for accounting purposes and will mature between March 2, 2024 and October 5, 2026.
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
For the three months ended July 31, 2023 and 2022, gains recorded in interest expense, net under the cross currency swap agreements were $1.2 million and $1.5 million. For the nine months ended July 31, 2023 and 2022, gains recorded in interest expense, net under the cross currency swap agreements were $3.8 million and $4.3 million.
Other Financial Instruments
The fair values of the Company’s 2022 Credit Agreement, the 2023 Credit Agreement, the U.S. RFA, and the European RFA do not materially differ from carrying value as the Company’s cost of borrowing is variable and approximates current borrowing rates. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.”

Table of Content
Non-Recurring Fair Value Measurements
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the nine months ended July 31, 2023 and 2022:

	Quantitative Information about Level 3 Fair Value Measurements
(in millions)	Impairment Amount	Valuation Technique	Unobservable Input	Range of Input Values
July 31, 2023
Long Lived Assets	$3.4	Discounted Cash Flows; Indicative Bids	Discounted Cash Flows; Indicative Bids	N/A
Total	$3.4

July 31, 2022
Net Assets Held for Sale	$62.4	Indicative Bids	Indicative Bids	N/A
Long Lived Assets	$0.7	Discounted Cash Flows; Indicative Bids	Discounted Cash Flows; Indicative Bids	N/A
Total	$63.1
Assets and Liabilities Held for Sale
During the nine months ended July 31, 2023, the Company recorded no impairment charges related to assets and liabilities held for sale. During the nine months ended July 31, 2022, the Company entered into a definitive agreement to divest its approximately 50% equity interest in the Flexible Products & Services business (the “FPS Divestiture”). This agreement triggered the reclassification of the Flexible Products & Services business to assets and liabilities held for sale, which further resulted in recognized impairment charges of $62.4 million in the first quarter of 2022.
The assumptions used in measuring fair value of assets and liabilities held for sale are considered level 3 inputs, which include recent purchase offers, market comparable information, and data obtained from commercial real estate brokers.
Long-Lived Assets
As necessary, based on triggering events, the Company measures long-lived assets at fair value on a non-recurring basis. The Company recorded $3.4 million impairment charges related to properties, plants, and equipment, net during the nine months ended July 31, 2023 and $0.7 million impairment charges related to properties, plants, and equipment, net and intangible assets during the nine months ended July 31, 2022, respectively.
The assumptions used in measuring fair value of long-lived assets are considered level 3 inputs, which include bids received from third parties, recent purchase offers, market comparable information, and discounted cash flows based on assumptions that market participants would use.
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

Table of Content
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
The Company granted 183,218 PSUs on December 14, 2022, for the performance period commencing on November 1, 2022 and ending October 31, 2025. If earned, the PSUs are to be awarded in shares of Class A Common Stock. The weighted average fair value of the PSUs granted on that date was $70.06. The weighted average fair value of the PSUs at July 31, 2023 was $85.14.
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
For the nine months ended July 31, 2023 and July 31, 2022, income tax expense was $107.9 million and $105.4 million, respectively. The $2.5 million net increase in income tax expense for the nine months ended July 31, 2023 was primarily attributable to $18.7 million increased tax expense associated with the Tama Divestiture, $3.5 million fewer benefits from releases of uncertain tax positions, and $4.5 million of miscellaneous other items, offset by $24.2 million reduced tax expense on lower pre-tax book income excluding business divestiture. Additionally, in 2022, a $58.6 million impairment was recorded for the FPS Divestiture and other businesses for which no tax benefit was recorded.
NOTE 8 — POST RETIREMENT BENEFIT PLANS
The components of net periodic pension cost include the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2023	2022	2023	2022
Service cost	$2.0	$2.9	$6.0	$8.9
Interest cost	8.8	5.0	26.2	15.2
Expected return on plan assets	(9.8)	(8.2)	(29.2)	(24.7)
Amortization of prior service benefit	(0.1)	(0.1)	(0.3)	(0.3)
Recognized net actuarial (gain) loss	(0.5)	1.9	(1.6)	5.9
Net periodic pension cost	$0.4	$1.5	$1.1	$5.0
As previously disclosed in the Company’s 2022 Form 10-K, the Company expects to make employer contributions of $28.4 million, including benefits paid directly by the Company, during 2023.

Table of Content
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
Environmental Reserves
As of July 31, 2023, and October 31, 2022, the Company’s environmental reserves were $19.2 million and $19.0 million, respectively. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability.
As of July 31, 2023 and October 31, 2022, the Company has accrued $9.8 million for the Diamond Alkali Superfund Site in New Jersey.
Aside from the Diamond Alkali Superfund Site, other environmental reserves of the Company as of July 31, 2023 and October 31, 2022 included $9.4 million and $9.2 million, respectively, for its various facilities around the world. It is possible that there could be resolution of uncertainties in the future that would require the Company to record charges that could be material to future earnings.
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

Table of Content
The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding
         *Diluted Class B EPS calculation is identical to Basic Class B calculation
The following table provides EPS information for each period, respectively:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2023	2022	2023	2022
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$90.3	$141.8	$291.4	$277.2
Cash dividends	(28.8)	(27.4)	(86.7)	(82.0)
Undistributed earnings attributable to Greif, Inc.	$61.5	$114.4	$204.7	$195.2
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
The Company began making repurchases of Class B Common Stock under the OSR program on September 9, 2022 and repurchases of Class A Common Stock under the OSR program on March 16, 2023 in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The OSR program was completed on May 26, 2023, with $25.0 million of shares of Class A Common Stock, or 406,343 shares, and $50.0 million of shares of Class B Common Stock, or 676,598 shares, being repurchased under the OSR program.

Table of Content
The following table summarizes the shares of the Company’s Class A and Class B Common Stock as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
July 31, 2023
Class A Common Stock	128,000,000	42,281,920	25,474,254	16,807,666
Class B Common Stock	69,120,000	34,560,000	21,331,127	13,228,873

October 31, 2022
Class A Common Stock	128,000,000	42,281,920	25,606,287	16,675,633
Class B Common Stock	69,120,000	34,560,000	21,836,745	12,723,255
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
Class A Common Stock:
Basic shares	25,473,454	26,207,808	25,632,486	26,466,619
Assumed conversion of restricted shares	520,818	419,175	356,605	255,062
Diluted shares	25,994,272	26,626,983	25,989,091	26,721,681
Class B Common Stock:
Basic and diluted shares	21,339,943	22,007,725	21,519,665	22,007,725
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
As of July 31, 2023, the Company has not entered into any significant leases which have not yet commenced.
The following table presents the lease expense components for the three and nine months ended July 31, 2023 and 2022:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2023	2022	2023	2022
Operating lease cost	$17.0	$14.7	$48.0	$48.4
Finance lease cost - amortization	1.2	0.2	3.0	1.2
Finance lease cost - interest	0.5	0.1	1.5	0.1
Other lease cost*	6.1	6.1	19.3	17.1
Total lease cost	$24.8	$21.1	$71.8	$66.8
*includes variable and short-term lease costs

Table of Content
The following table presents the future maturity for the Company’s lease liabilities, during the next five years, and in the aggregate for the years thereafter as of July 31, 2023:

(in millions)	Operating Leases	Finance Leases	Total expected payments
2023	$16.3	$1.6	$17.9
2024	59.0	6.0	65.0
2025	52.1	5.6	57.7
2026	43.0	5.5	48.5
2027	33.8	5.4	39.2
Thereafter	115.0	20.8	135.8
Total lease payments	$319.2	$44.9	$364.1
Less: interest	(47.2)	(12.7)	(59.9)
Lease liabilities	$272.0	$32.2	$304.2
The following table presents the weighted-average lease term and discount rate as of July 31, 2023 and 2022:

	July 31, 2023	July 31, 2022
Weighted-average remaining lease term (years):
Operating leases	9.2	10.0
Finance leases	7.9	2.7
Weighted-average discount rate:
Operating leases	4.22%	3.63%
Finance leases	6.32%	3.41%
The following table presents other required lease related information for the three and nine months ended July 31, 2023 and 2022:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating liabilities	$17.0	$15.3	$48.1	$49.4
Financing cash flows used for finance leases	1.2	0.3	2.9	0.9
Leased assets obtained in exchange for new lease liabilities:
Leased assets obtained in exchange for new operating lease liabilities	5.7	3.9	52.9	15.9
Leased assets obtained in exchange for new finance lease liabilities	2.4	0.1	36.1	0.4
NOTE 12 — COMPREHENSIVE INCOME (LOSS)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the nine months ended July 31, 2023:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2022	$(316.5)	$72.8	$(58.6)	$(302.3)
Other comprehensive income (loss)	44.5	(13.5)	(5.4)	25.6
Balance as of July 31, 2023	$(272.0)	$59.3	$(64.0)	$(276.7)

Table of Content
The following table provides the rollforward of accumulated other comprehensive income (loss) for the nine months ended July 31, 2022:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2021	$(295.4)	$(3.6)	$(57.5)	$(356.5)
Other comprehensive income (loss)	(104.5)	37.1	9.2	(58.2)
Foreign currency translation released from business divestment	113.1	—	—	113.1
Balance as of July 31, 2022	$(286.8)	$33.5	$(48.3)	$(301.6)
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
On December 15, 2022, the Company completed the Lee Container Acquisition. Lee Container is an industry-leading manufacturer of high-performance barrier and conventional blow molded containers, jerrycans, and small plastics, which complement the Company’s Global Industrial Packaging specialty portfolio. The results of Lee Container are recorded within the Global Industrial Packaging segment while the Company evaluates the impact of the Lee Container Acquisition on its reportable business segments.
The following tables present net sales disaggregated by geographic area for each reportable segment for the three and nine months ended July 31, 2023:

	Three Months Ended July 31, 2023
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$277.3	$349.2	$135.3	$761.8
Paper Packaging & Services	552.6	—	11.3	563.9
Land Management	4.6	—	—	4.6
Total net sales	$834.5	$349.2	$146.6	$1,330.3

	Nine Months Ended July 31, 2023
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$818.7	$1,002.1	$395.0	$2,215.8
Paper Packaging & Services	1,647.6	—	31.3	1,678.9
Land Management	15.5	—	—	15.5
Total net sales	$2,481.8	$1,002.1	$426.3	$3,910.2

Table of Content
The following tables present net sales disaggregated by geographic area for each reportable segment for the three and nine months ended July 31, 2022:

	Three Months Ended July 31, 2022
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$316.2	$424.5	$166.0	$906.7
Paper Packaging & Services	698.2	—	12.0	710.2
Land Management	5.2	—	—	5.2
Total net sales	$1,019.6	$424.5	$178.0	$1,622.1

	Nine Months Ended July 31, 2022
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$980.2	$1,340.9	$506.4	$2,827.5
Paper Packaging & Services	1,977.5	—	32.0	2,009.5
Land Management	16.7	—	—	16.7
Total net sales	$2,974.4	$1,340.9	$538.4	$4,853.7
The following segment information is presented for the periods indicated:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2023	2022	2023	2022
Operating profit:
Global Industrial Packaging	$102.0	$107.2	$259.2	$246.2
Paper Packaging & Services	52.1	96.7	228.8	215.1
Land Management	1.5	1.8	5.1	6.5
Total operating profit	$155.6	$205.7	$493.1	$467.8

Depreciation, depletion and amortization expense:
Global Industrial Packaging	$24.9	$17.1	$69.5	$56.5
Paper Packaging & Services	32.4	33.6	98.3	106.7
Land Management	0.4	0.7	1.6	2.2
Total depreciation, depletion and amortization expense	$57.7	$51.4	$169.4	$165.4

Table of Content
The following table presents total assets by segment and total properties, plants and equipment, net by geographic area:

(in millions)	July 31, 2023	October 31, 2022
Assets:
Global Industrial Packaging	$2,845.6	$2,308.4
Paper Packaging & Services	2,383.6	2,473.9
Land Management	253.0	250.0
Total segments	5,482.2	5,032.3
Corporate and other	391.3	437.6
Total assets	$5,873.5	$5,469.9

Long lived assets, net*:
United States	$1,412.9	$1,315.6
Europe, Middle East and Africa	321.5	303.7
Asia Pacific and other Americas	89.7	91.6
Total long-lived assets, net	$1,824.1	$1,710.9
*includes property, plants and equipment, net, operating lease assets and finance lease assets
NOTE 14 — SUBSEQUENT EVENTS
On August 23, 2023, the Company acquired a 51% ownership interest in ColePak, LLC (“ColePak”), a manufacturer of bulk and specialty partitions made from both containerboard and uncoated recycled board, for a purchase price of $75.0 million in cash.
The Company anticipates completing the preliminary purchase price allocation during the fourth fiscal quarter of 2023, which would then be reflected in the Company’s October 31, 2023 financial statements. The results of operations of the acquired business will be included in the Company’s results from the closing date of the acquisition.

Table of Content
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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for the interim condensed consolidated balance sheet as of July 31, 2023 and the condensed consolidated balance sheet as of October 31, 2022, and for the interim condensed consolidated statements of income for the three and nine months ended July 31, 2023 and 2022. This discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022 (the “2022 Form 10-K”). Readers are encouraged to review the entire 2022 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
All statements, other than statements of historical facts, included in this Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals, trends, and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “aspiration,” “objective,” “project,” “believe,” “continue,” “on track” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on assumptions, expectations, and other information currently available to management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct.
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

Table of Content
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
The risks described above are not all-inclusive, and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. For a detailed discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected, or anticipated, see “Risk Factors” in Part I, Item 1A of our 2022 Form 10-K and our other filings with the Securities and Exchange Commission.
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
OVERVIEW
Business Segments
We operate in three reportable business segments: Global Industrial Packaging; Paper Packaging & Services; and Land Management.
In the Global Industrial Packaging reportable segment, we are a leading global producer of industrial packaging products, such as steel, fibre, and plastic drums, rigid intermediate bulk containers, jerrycans and other small plastics, closure systems for industrial packaging products, transit protection products, water bottles, and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, filling, logistics, warehousing, and other packaging services. We sell our industrial packaging products on a global basis to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agriculture, pharmaceutical, and minerals, among others.
In the Paper Packaging & Services reportable segment, we produce and sell containerboard, corrugated sheets, corrugated containers, and other corrugated products to customers in North America in industries such as packaging, automotive, food, and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, automotive components, books and furniture, as well as numerous other applications. We also produce and sell coated recycled paperboard and uncoated recycled paperboard, some of which we use to produce and sell industrial products (tubes and cores, construction products, and protective packaging), which ultimately serve both industrial and consumer markets. In addition, we also purchase and sell recycled fiber and produce and sell adhesives used in out paperboard products. As a result of the recent ColePak Acquisition (defined below), products in the Paper Packaging & Services segment now also include bulk and specialty partitions made from both containerboard and uncoated recycled board.
In the Land Management reportable segment, we are focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, HBU land, and development land. As of July 31, 2023, we owned approximately 175,000 acres of timber property in the southeastern United States, which includes 18,800 acres of special use land.
CRITICAL ACCOUNTING POLICIES
The discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these interim condensed consolidated financial statements, in accordance with these principles, require us to make estimates and assumptions that affect the reported amount of assets and liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities as of the date of our interim condensed consolidated financial statements.
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

Table of Content
disclosures contained in the 2022 Form 10-K, except for the inclusion of our business combinations policies as discussed below and in Note 2 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q.
Business Combinations
We acquired Lee Container Corporation, Inc. (“Lee Container”) on December 15, 2022 (the “Lee Container Acquisition”). Lee Container is an industry-leading manufacturer of high-performance barrier and conventional blow molded containers, jerrycans, and small plastics, and this acquisition expanded our Global Industrial Packaging segment portfolio. Lee Container’s results of operations have been included in our financial results for the period subsequent to its acquisition date.
We completed our acquisition of controlling influence over Centurion Container LLC (“Centurion”) on March 31, 2023 (the “Centurion Acquisition”), by increasing our ownership interest in Centurion from approximately 10% to 80%. Centurion is a leader in the North American intermediate bulk container (“IBC”) reconditioning industry and is involved in IBC rebottling, reconditioning, and distribution and expanded the Global Industrial Packaging segment portfolio. Centurion’s results of operations have been included in our financial results for the period subsequent to its acquisition date.
We acquired a 51% ownership interest in ColePak, LLC (“ColePak”) on August 23, 2023 (the “ColePak Acquisition”). ColePak is a manufacturer of bulk and specialty partitions made from both containerboard and uncoated recycled board. ColePak is the second largest supplier of paper partitions in North America and adds a new product offering to our paper converting portfolio, which provides integration to our mill system in both containerboard and uncoated recycled board.
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
RESULTS OF OPERATIONS
The following comparative information is presented for the three and nine months ended July 31, 2023 and 2022. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.
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

Table of Content
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

Table of Content
Third Quarter Results
The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our business segments for the three months ended July 31, 2023 and 2022:

	Three Months Ended July 31,
(in millions)	2023	2022
Net sales:
Global Industrial Packaging	$761.8	$906.7
Paper Packaging & Services	563.9	710.2
Land Management	4.6	5.2
Total net sales	$1,330.3	$1,622.1
Operating profit:
Global Industrial Packaging	$102.0	$107.2
Paper Packaging & Services	52.1	96.7
Land Management	1.5	1.8
Total operating profit	$155.6	$205.7
EBITDA:
Global Industrial Packaging	$123.8	$118.3
Paper Packaging & Services	85.1	130.6
Land Management	1.9	2.5
Total EBITDA	$210.8	$251.4
Adjusted EBITDA:
Global Industrial Packaging	$126.5	$117.1
Paper Packaging & Services	98.1	131.8
Land Management	1.9	2.1
Total Adjusted EBITDA	$226.5	$251.0

Table of Content
The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the three months ended July 31, 2023 and 2022:

	Three Months Ended July 31,
(in millions)	2023	2022
Net income	$96.7	$146.1
Plus: interest expense, net	25.3	14.0
Plus: income tax expense	31.1	39.9
Plus: depreciation, depletion and amortization expense	57.7	51.4
EBITDA	$210.8	$251.4
Net income	$96.7	$146.1
Plus: interest expense, net	25.3	14.0
Plus: income tax expense	31.1	39.9
Plus: other expense, net	3.4	7.3
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.9)	(1.6)
Operating profit	155.6	205.7
Less: other expense, net	3.4	7.3
Less: equity earnings of unconsolidated affiliates, net of tax	(0.9)	(1.6)
Plus: depreciation, depletion and amortization expense	57.7	51.4
EBITDA	210.8	251.4
Plus: restructuring charges	8.7	3.1
Plus: acquisition and integration related costs	3.4	2.2
Plus: non-cash asset impairment charges	1.6	0.7
Plus: loss (gain) on disposal of properties, plants, equipment, and businesses, net	2.0	(6.4)
Adjusted EBITDA	$226.5	$251.0

Table of Content
The following table sets forth EBITDA and Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the three months ended July 31, 2023 and 2022:

	Three Months Ended July 31,
(in millions)	2023	2022
Global Industrial Packaging
Operating profit	$102.0	$107.2
Less: other expense, net	4.0	7.6
Less: equity earnings of unconsolidated affiliates, net of tax	(0.9)	(1.6)
Plus: depreciation and amortization expense	24.9	17.1
EBITDA	123.8	118.3
Plus: restructuring charges	1.3	1.5
Plus: acquisition and integration related costs	1.3	0.3
Plus: loss (gain) on disposal of properties, plants, equipment, and businesses, net	0.1	(3.0)
Adjusted EBITDA	$126.5	$117.1
Paper Packaging & Services
Operating profit	$52.1	$96.7
Less: other income, net	(0.6)	(0.3)
Plus: depreciation and amortization expense	32.4	33.6
EBITDA	85.1	130.6
Plus: restructuring charges	7.4	1.6
Plus: acquisition and integration related costs	2.1	1.9
Plus: non-cash asset impairment charges	1.6	0.7
Plus: loss (gain) on disposal of properties, plants, equipment, and businesses, net	1.9	(3.0)
Adjusted EBITDA	$98.1	$131.8
Land Management
Operating profit	$1.5	$1.8
Plus: depreciation and depletion expense	0.4	0.7
EBITDA	1.9	2.5
Plus: gain on disposal of properties, plants, equipment, and businesses, net	—	(0.4)
Adjusted EBITDA	$1.9	$2.1
Net Sales
Net sales were $1,330.3 million for the third quarter of 2023 compared with $1,622.1 million for the third quarter of 2022. The $291.8 million decrease was primarily due to lower average selling prices and lower volumes across the Global Industrial Packaging segment and the Paper Packaging & Services segment. See the “Segment Review” below for additional information on net sales by segment for the third quarter of 2023.
Gross Profit
Gross profit was $307.0 million for the third quarter of 2023 compared with $346.9 million for the third quarter of 2022. The $39.9 million decrease was primarily due to the same factors that impacted net sales, partially offset by lower raw material, transportation, and manufacturing costs. See the “Segment Review” below for additional information on gross profit by segment. Gross profit margin was 23.1 percent and 21.4 percent for the third quarter of 2023 and 2022, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $135.7 million for the third quarter of 2023 and $141.6 million for the third quarter of 2022. The $5.9 million decrease was primarily due to incentive compensation expense reduction. SG&A expenses were 10.2 percent and 8.7 percent of net sales for the third quarter of 2023 and 2022, respectively.

Table of Content
Financial Measures
Operating profit was $155.6 million for the third quarter of 2023 compared with $205.7 million for the third quarter of 2022. Net income was $96.7 million for the third quarter of 2023 compared with $146.1 million for the third quarter of 2022. Adjusted EBITDA was $226.5 million for the third quarter of 2023 compared with $251.0 million for the third quarter of 2022. The reasons for the changes in operating profit, net income, and Adjusted EBITDA for each segment are described below in the “Segment Review.”
Trends
We anticipate that the lower customer demand patterns that we experienced throughout this fiscal year will continue on an overall basis through the remainder of the year, subject to normal seasonal increases and decreases. For the remainder of the year, we expect that prices for steel, resin, and old corrugated containers will remain relatively stable. Costs of transportation, labor, and utilities are also expected to remain relatively stable through the rest of the year.
Segment Review
Global Industrial Packaging
Our Global Industrial Packaging segment offers a comprehensive line of industrial packaging products, such as steel, fibre, and plastic drums, rigid intermediate bulk containers, jerrycans and other small plastics, closure systems for industrial packaging products, transit protection products, water bottles, and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, filling, logistics, warehousing, and other packaging services. Key factors influencing profitability in the Global Industrial Packaging segment are:
•Selling prices, product mix, customer demand, and sales volumes;
•Raw material costs, primarily steel, resin, containerboard, and used industrial packaging for reconditioning;
•Energy and transportation costs;
•Benefits from executing the Greif Business System;
•Restructuring charges;
•Acquisition of businesses and facilities;
•Divestiture of businesses and facilities; and
•Impact of foreign currency translation.
Net sales were $761.8 million for the third quarter of 2023 compared with $906.7 million for the third quarter of 2022. The $144.9 million decrease was primarily due to lower volumes and lower average selling prices.
Gross profit was $176.8 million for the third quarter of 2023 compared with $177.7 million for the third quarter of 2022. The $0.9 million decrease in gross profit was primarily due to the same factors that impacted net sales and higher depreciation and amortization expenses, partially offset by lower raw material, transportation, and manufacturing costs. Gross profit margin was 23.2 percent and 19.6 percent for the three months ended July 31, 2023 and 2022, respectively.
Operating profit was $102.0 million for the third quarter of 2023 compared with operating profit of $107.2 million for the third quarter of 2022. The $5.2 million decrease was primarily due to the same factors that impacted gross profit. Adjusted EBITDA was $126.5 million for the third quarter of 2023 compared with $117.1 million for the third quarter of 2022. The $9.4 million increase in Adjusted EBITDA was primarily due to lower raw material, transportation and manufacturing costs excluding depreciation and amortization expenses, partially offset by the same factors that impacted net sales.
Paper Packaging & Services
Our Paper Packaging & Services segment produces and sells containerboard, corrugated sheets, corrugated containers, and other corrugated products to customers in North America in industries such as packaging, automotive, food, and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, automotive components, books, and furniture, as well as numerous other applications. We also produce and sell coated recycled paperboard and uncoated recycled paperboard, some of which we use to produce and sell products (tubes and cores, construction products, and protective packaging), which ultimately serve both industrial and consumer markets. In

Table of Content
addition, we purchase and sell recycled fiber, and we also produce and sell adhesives. Key factors influencing profitability in the Paper Packaging & Services segment are:
•Selling prices, product mix, customer demand and sales volumes;
•Raw material costs, primarily old corrugated containers;
•Energy and transportation costs;
•Benefits from executing the Greif Business System;
•Restructuring charges;
•Acquisition of businesses and facilities; and
•Divestiture of businesses and facilities.
Net sales were $563.9 million for the third quarter of 2023 compared with $710.2 million for the third quarter of 2022. The $146.3 million decrease was primarily due to lower volumes and lower average selling prices.
Gross profit was $128.1 million for the third quarter of 2023 compared with $167.3 million for the third quarter of 2022. The $39.2 million decrease in gross profit was primarily due to the same factors that impacted net sales, partially offset by lower raw material, transportation, and manufacturing costs. Gross profit margin was 22.7 percent and 23.6 percent for the third quarter of 2023 and 2022, respectively.
Operating profit was $52.1 million for the third quarter of 2023 compared with $96.7 million for the third quarter of 2022. The $44.6 million decrease was primarily due to the same factors that impacted gross profit. Adjusted EBITDA was $98.1 million for the third quarter of 2023 compared with $131.8 million for the third quarter of 2022. The $33.7 million decrease in Adjusted EBITDA was primarily due to the same factors that impacted gross profit.
Land Management
As of July 31, 2023, our Land Management segment consisted of approximately 175,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management segment are:
•Planned level of timber sales;
•Selling prices and customer demand;
•Gains on timberland sales; and
•Gains on the disposal of development, surplus, and HBU properties (“special use property”).
Net sales were $4.6 million for the third quarter of 2023 compared with $5.2 million for the third quarter of 2022.
Gross profit was $2.1 million for the third quarter of 2023 compared with $1.9 million for the third quarter of 2022.
Operating profit was $1.5 million for the third quarter of 2023 compared with $1.8 million for the third quarter of 2022. Adjusted EBITDA was $1.9 million and $2.1 million for the third quarter of 2023 and 2022, respectively.
In order to maximize the value of our timber property, we continue to review our current portfolio and explore the development of certain of these properties. This process has led us to characterize our property as follows:
•Surplus property, meaning land that cannot be efficiently or effectively managed by us, whether due to parcel size, lack of productivity, location, access limitations, or for other reasons;
•HBU property, meaning land that in its current state has a higher market value for uses other than growing and selling timber;
•Development property, meaning HBU land that, with additional investment, may have a significantly higher market value than its HBU market value; and
•Core timberland, meaning land that is best suited for growing and selling timber.
We report the sale of core timberland property in timberland gains, the sale of HBU and surplus property in gain on disposal of properties, plants, and equipment, net and the sale of timber and development property under net sales and cost of products sold in our interim condensed consolidated statements of income. All HBU and development property, together with surplus property, is used to productively grow and sell timber until the property is sold.

Table of Content
Whether timberland has a higher value for uses other than growing and selling timber is a determination based upon several variables, such as proximity to population centers, anticipated population growth in the area, the topography of the land, aesthetic considerations, including access to lakes or rivers, the condition of the surrounding land, availability of utilities, markets for timber, and economic considerations both nationally and locally. Given these considerations, the characterization of land is not a static process, but requires an ongoing review and re-characterization as circumstances change.
As of July 31, 2023, we had approximately 18,800 acres of special use property in the United States.
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
Income tax expense for the third quarter of 2023 was $31.1 million on $126.9 million of pretax income, and income tax expense for the third quarter of 2022 was $39.9 million on $184.4 million of pretax income. The $8.8 million net decrease in total income tax expense occurred due to a $12.6 million net decrease in tax expense from reduced pre-tax book income, partially offset by $2.8 million of discrete tax benefits recorded in the prior year which have not recurred in the current year and $1.0 million of miscellaneous other discrete tax expense recorded in the quarter.
We are subject to audits by U.S. federal, state and local tax authorities, and foreign tax authorities. We believe that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.
The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from zero to $6.9 million. Actual results may differ materially from this estimate.

Table of Content
Year-to-Date Results
The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our business segments for the nine months ended July 31, 2023 and 2022:

	Nine Months Ended July 31,
(in millions)	2023	2022
Net sales:
Global Industrial Packaging	$2,215.8	$2,827.5
Paper Packaging & Services	1,678.9	2,009.5
Land Management	15.5	16.7
Total net sales	$3,910.2	$4,853.7
Operating profit:
Global Industrial Packaging	$259.2	$246.2
Paper Packaging & Services	228.8	215.1
Land Management	5.1	6.5
Total operating profit	$493.1	$467.8
EBITDA:
Global Industrial Packaging	$319.5	$301.1
Paper Packaging & Services	328.4	322.1
Land Management	6.7	8.7
Total EBITDA	$654.6	$631.9
Adjusted EBITDA:
Global Industrial Packaging	$319.5	$362.2
Paper Packaging & Services	293.7	329.7
Land Management	6.4	6.9
Total Adjusted EBITDA	$619.6	$698.8

Table of Content
The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the nine months ended July 31, 2023 and 2022:

	Nine Months Ended July 31,
(in millions)	2023	2022
Net income	$305.8	$291.4
Plus: interest expense, net	71.5	44.3
Plus: debt extinguishment charges	—	25.4
Plus: income tax expense	107.9	105.4
Plus: depreciation, depletion and amortization expense	169.4	165.4
EBITDA	$654.6	$631.9
Net income	$305.8	$291.4
Plus: interest expense, net	71.5	44.3
Plus: debt extinguishment charges	—	25.4
Plus: income tax expense	107.9	105.4
Plus: other expense, net	9.6	4.9
Plus: equity earnings of unconsolidated affiliates, net of tax	(1.7)	(3.6)
Operating profit	493.1	467.8
Less: other expense, net	9.6	4.9
Less: equity earnings of unconsolidated affiliates, net of tax	(1.7)	(3.6)
Plus: depreciation, depletion and amortization expense	169.4	165.4
EBITDA	$654.6	$631.9
Plus: restructuring charges	13.5	10.3
Plus: acquisition and integration related costs	15.5	5.8
Plus: non-cash asset impairment charges	3.4	63.1
Plus: gain on disposal of properties, plants, equipment, and businesses, net	(67.4)	(12.3)
Adjusted EBITDA	$619.6	$698.8

Table of Content
The following table sets forth EBITDA and Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the nine months ended July 31, 2023 and 2022:

	Nine Months Ended July 31,
(in millions)	2023	2022
Global Industrial Packaging
Operating profit	$259.2	$246.2
Less: other expense, net	10.9	5.2
Less: equity earnings of unconsolidated affiliates, net of tax	(1.7)	(3.6)
Plus: depreciation and amortization expense	69.5	56.5
EBITDA	$319.5	$301.1
Plus: restructuring charges	4.2	6.3
Plus: acquisition and integration related costs	8.8	0.3
Plus: non-cash impairment charges	1.5	62.4
Plus: gain on disposal of properties, plants and equipment, and businesses, net	(14.5)	(7.9)
Adjusted EBITDA	$319.5	$362.2
Paper Packaging & Services
Operating profit	$228.8	$215.1
Less: other income, net	(1.3)	(0.3)
Plus: depreciation and amortization expense	98.3	106.7
EBITDA	$328.4	$322.1
Plus: restructuring charges	9.3	4.0
Plus: acquisition and integration related costs	6.7	5.5
Plus: non-cash impairment charges	1.9	0.7
Plus: gain on disposal of properties, plants and equipment, and businesses, net	(52.6)	(2.6)
Adjusted EBITDA	$293.7	$329.7
Land Management
Operating profit	$5.1	$6.5
Plus: depreciation and depletion expense	1.6	2.2
EBITDA	$6.7	$8.7
Plus: gain on disposal of properties, plants and equipment, and businesses, net	(0.3)	(1.8)
Adjusted EBITDA	$6.4	$6.9
Net Sales
Net sales were $3,910.2 million for the first nine months of 2023 compared with $4,853.7 million for the first nine months of 2022. The $943.5 million decrease was primarily due to lower average selling prices and lower volumes across the Global Industrial Packaging segment and the Paper Packaging & Services segment and the $148.8 million impact to net sales resulting from the sale of our approximately 50% equity interest in the Flexible Products & Services business in the second quarter of 2022 (the “FPS Divestiture”). See the "Segment Review" below for additional information on net sales by segment during the first nine months of 2023.
Gross Profit
Gross profit was $870.4 million for the first nine months of 2023 compared with $975.3 million for the first nine months of 2022. The $104.9 million decrease was primarily due to the same factors that impacted net sales, partially offset by lower raw material, transportation, and manufacturing costs. See “Segment Review” below for additional information on gross profit by segment. Gross profit margin was 22.3 percent and 20.1 percent for first nine months of 2023 and 2022, respectively.

Table of Content
Selling, General and Administrative Expenses
SG&A expenses were $412.3 million for the first nine months of 2023 from $440.6 million for the first nine months of 2022. The $28.3 million decrease in SG&A expenses was primarily due to incentive compensation expense reduction. SG&A expenses were 10.5 percent and 9.1 percent of net sales for first nine months of 2023 and 2022, respectively.
Financial Measures
Operating profit was $493.1 million for the first nine months of 2023 compared with $467.8 million for the first nine months of 2022. Net income was $305.8 million for the first nine months of 2023 compared with $291.4 million for the first nine months of 2022. Adjusted EBITDA was $619.6 million for the first nine months of 2023 compared with $698.8 million for the first nine months of 2022. The reasons for the changes in operating profit, net income, and Adjusted EBITDA for each segment are described below in the "Segment Review."
Segment Review
Global Industrial Packaging
Net sales were $2,215.8 million for the first nine months of 2023 compared with $2,827.5 million for the first nine months of 2022. The $611.7 million decrease in net sales was primarily due to lower volumes, lower average selling prices, the $148.8 million impact to net sales resulting from the FPS Divestiture, and negative foreign currency translation impacts.
Gross profit was $480.0 million for the first nine months of 2023 compared with $540.1 million for the first nine months of 2022. The $60.1 million decrease in gross profit was primarily due to the same factors that impacted net sales, partially offset by lower raw material, transportation, and manufacturing costs. Gross profit margin was 21.7 percent and 19.1 percent for the first nine months of 2023 and 2022, respectively.
Operating profit was $259.2 million for the first nine months of 2023 compared with $246.2 million for the first nine months of 2022. The $13.0 million increase in operating profit was primarily due to the $62.4 million non-cash impairment charge during the first quarter of 2022 related to the FPS Divestiture, a $9.8 million gain recognized on our previously held minority ownership interest in Centurion, and lower SG&A expenses, partially offset by the same factors that impacted gross profit. Adjusted EBITDA was $319.5 million for the first nine months of 2023 compared with $362.2 million for the first nine months of 2022. The $42.7 million decrease in Adjusted EBITDA was primarily due to the same factors that impacted gross profit, partially offset by lower SG&A expenses.
Paper Packaging & Services
Net sales were $1,678.9 million for the first nine months of 2023 compared with $2,009.5 million for the first nine months of 2022. The $330.6 million decrease in net sales was primarily due to lower volumes and lower average selling prices.
Gross profit was $383.7 million for the first nine months of 2023 compared with $428.9 million for the first nine months of 2022. The $45.2 million decrease in gross profit was primarily due to the same factors that impacted net sales, partially offset by lower raw material, transportation, and manufacturing costs. Gross profit margin was 22.9 percent and 21.3 percent for the first nine months of 2023 and 2022, respectively.
Operating profit was $228.8 million for the first nine months of 2023 compared with $215.1 million for the first nine months of 2022. The $13.7 million increase in operating profit was primarily due to the $54.3 million gain from divestiture of Tama Paperboard, LLC in the Paper Packaging & Services segment (the “Tama Divestiture”) during the first quarter of 2023 and lower SG&A expenses, partially offset by the same factors that impacted gross profit. Adjusted EBITDA was $293.7 million for the first nine months of 2023 compared with $329.7 million for the first nine months of 2022. The $36.0 million decrease in Adjusted EBITDA was primarily due to the same factors that impacted gross profit, partially offset by SG&A expenses.
Land Management
Net sales were $15.5 million for the first nine months of 2023 compared with $16.7 million for the first nine months of 2022.
Gross profit was $6.7 million for the first nine months of 2023 compared with $6.3 million for the first nine months of 2022.
Operating profit was $5.1 million for the first nine months of 2023 compared with $6.5 million for the first nine months of 2022. Adjusted EBITDA was $6.4 million and $6.9 million for the first nine months of 2023 and 2022, respectively.

Table of Content
Income tax expense
Income tax expense for the year to date was computed in accordance with ASC 740-270 "Income Taxes - Interim Reporting." Under this method, losses from jurisdictions for which a valuation allowance has been provided have not been included in the amount to which the ASC 740-270 rate was applied. Our income tax expense may fluctuate due to changes in estimated losses and income from jurisdictions for which a valuation allowance has been provided, the timing of recognition of the related tax expense under ASC 740-270, and the impact of discrete items in the respective quarter.
Income tax expense for the first nine months of 2023 was $107.9 million on $412.0 million of pretax income, and income tax expense for the first nine months of 2022 was $105.4 million on $393.2 million of pretax income. The $2.5 million net increase in total income tax expense was primarily attributable to $18.7 million increase of discrete tax expense associated with a $54.3 million book gain on Tama Divestiture during the first nine months of 2023, while during the first nine months of 2022, no tax benefit was recorded on a $58.6 million book impairment associated with FPS Divestiture and other businesses. Additionally, a $3.5 million increase in fewer benefits from releases of uncertain tax positions and $4.5 million of miscellaneous other items were recorded in the first nine months of 2023 in comparison to the same period during 2022; offset by $24.2 million net decrease in tax expense from reduced pre-tax book income excluding business divestitures.

Table of Content
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are operating cash flows and borrowings under our senior secured credit facilities and proceeds from our trade accounts receivable credit facilities. We use these sources to fund our working capital needs, capital expenditures, cash dividends, debt repayment, and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, borrowings under our senior secured credit facilities, and proceeds from our trade accounts receivable credit facilities will be sufficient to fund our anticipated working capital, capital expenditures, cash dividends, debt repayment, potential acquisitions of businesses, and other liquidity needs for at least 12 months.
Cash Flow

Nine Months Ended July 31, (in millions)	2023	2022
Net cash provided by operating activities	$446.0	$370.9
Net cash (used in) provided by investing activities	(496.7)	34.7
Net cash provided by (used in) financing activities	62.0	(343.8)
Effects of exchange rates on cash	(0.7)	(58.9)
Net increase in cash and cash equivalents	10.6	2.9
Cash and cash equivalents at beginning of year	147.1	124.6
Cash and cash equivalents at end of period	$157.7	$127.5
Operating Activities
The $66.4 million decrease in accounts receivable to $682.7 million as of July 31, 2023 from $749.1 million as of October 31, 2022 was primarily due to lower average sale prices and lower volumes.
The $15.6 million decrease in inventories to $387.7 million as of July 31, 2023 from $403.3 million as of October 31, 2022 was primarily due to the decrease in raw material costs and lower volumes due to lower demand.
The $55.5 million decrease in accounts payable to $505.8 million as of July 31, 2023 from $561.3 million as of October 31, 2022 was primarily due to the decrease in raw material costs, lower demand, and timing of payable settlements.
Investing Activities
During the first nine months of 2023 and 2022, we invested $136.4 million and $112.2 million, respectively, of cash in capital expenditures. During the first nine months of 2023, we paid $447.5 million for purchases of business, net of cash acquired, primarily for the Lee Container Acquisition and the Centurion Acquisition. During the first nine months of 2023, we received $105.3 million of cash from sale of businesses, primarily from the Tama Divestiture. During the first nine months of 2022, we received $139.2 million of cash from sale of businesses, primarily from the FPS Divestiture.
Financing Activities
During the first nine months of 2023 and 2022, we paid cash dividends to stockholders of Greif, Inc. in the amount of $86.7 million and $82.0 million, respectively. We borrowed $274.9 million of long-term debt, net of proceeds, for the first nine months of 2023 and paid down $153.0 million of long-term debt, net of payments, for the first nine months of 2022. During the first nine months of 2023 and 2022, we paid $63.9 million and $75.0 million for the share repurchase program. During the first nine months of 2022, we paid $20.8 million of debt extinguishment charges and debt issuance costs related to our debt refinancing.
Stock Repurchase Program
In June 2022, the Stock Repurchase Committee of our Board of Directors authorized a program to repurchase up to $150.0 million of shares of our Class A or Class B Common Stock or any combination thereof. On June 23, 2022, we entered into a $75.0 million accelerated share repurchase agreement (“ASR”) with Bank of America, N.A. for the repurchase of shares of our Class A Common Stock. In addition, at that time we initiated a plan to repurchase an aggregate of $75.0 million of shares of our Class A or Class B Common Stock, or any combination thereof, in open market purchases (“OSR program”).
Under the ASR, on June 24, 2022, we made a payment of $75.0 million and received an initial delivery of approximately 80% of the expected share repurchases, or 1,021,451 shares of Class A Common Stock. On February 28, 2023, we received the remaining 94,259 shares of Class A Common Stock.

Table of Content
We began making repurchases of Class B Common Stock under the OSR program on September 9, 2022 and repurchases of Class A Common Stock under the OSR program on March 16, 2023 in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The OSR program was completed on May 26, 2023, with $25.0 million of shares of Class A Common Stock, or 406,343 shares, and $50.0 million of shares of Class B Common Stock, or 676,598 shares, being repurchased under the OSR program.
See Note 10 to the condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q for additional information regarding this program and the repurchase of shares of Class A and B Common Stock.
Financial Obligations
Borrowing Arrangements
Long-term debt is summarized as follows:

(in millions)	July 31, 2023	October 31, 2022
2022 Credit Agreement - Term Loans	$1,514.1	$1,565.0
2023 Credit Agreement - Term Loans	300.0	—
Accounts receivable credit facilities	292.7	311.4
2022 Credit Agreement - Revolving Credit Facility	72.1	41.9
Other debt	0.2	0.4
	2,179.1	1,918.7
Less: current portion	88.3	71.1
Less: deferred financing costs	9.4	8.3
Long-term debt, net	$2,081.4	$1,839.3
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
Interest is based on Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on our leverage ratio. Subject to the terms of the 2022 Credit Agreement, we have an option to add borrowings to the 2022 Credit Agreement with the agreement of the lenders. As of July 31, 2023, we had $727.9 million of available borrowing capacity under the $800.0 million secured revolving credit facility.
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
The 2022 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness (less the aggregate amount of our unrestricted cash and cash equivalents), to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses), and plus or minus certain other items for the preceding twelve months (as used in this

Table of Content
paragraph only “EBITDA”) to be greater than 4.00 to 1.00; provided that such leverage ratio is subject to (i) a covenant step-up (as defined in the 2022 Credit Agreement) increase adjustment of 0.50 upon the consummation of, and the following three fiscal quarters after, certain specified acquisitions, and (ii) a collateral release decrease adjustment of 0.25x during any collateral release period (as defined in the 2022 Credit Agreement). The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated EBITDA, to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve-month period. As of July 31, 2023, we were in compliance with these covenants.
2023 Credit Agreement
On May 17, 2023, we and Greif Packaging LLC, a direct wholly owned subsidiary of Greif, Inc., entered into a $300.0 million senior secured credit agreement (the “2023 Credit Agreement”) with CoBank, ACB (“CoBank”), who acted as lender and is acting as administrative agent of the 2023 Credit Agreement. The 2023 Credit Agreement is permitted incremental equivalent debt under the terms of the 2022 Credit Agreement. The 2023 Credit Agreement provides for a $300.0 million secured term loan facility with quarterly principal installments commencing on July 31, 2023 and continuing through January 31, 2028, with any outstanding principal balance of such term loan being due and payable on maturity on May 17, 2028. We used the borrowing under the 2023 Credit Agreement to repay and refinance a portion of the outstanding borrowings under the 2022 Credit Agreement. Interest accruing under the 2023 Credit Agreement is based on SOFR plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on our leverage ratio.
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
United States Trade Accounts Receivable Credit Facility
We have a $300.0 million U.S. Receivables Financing Facility Agreement (the “U.S. RFA”). On May 17, 2023, the maturity date of the U.S. RFA was extended to May 17, 2024. As of July 31, 2023, there was $201.6 million outstanding balance under the U.S. RFA. The U.S. RFA also contains events of default and covenants, which are substantially the same as the covenants under the 2022 Credit Agreement. As of July 31, 2023, we were in compliance with these covenants. Proceeds of the U.S. RFA are available for working capital and general corporate purposes.
International Trade Accounts Receivable Credit Facility
We have a €100.0 million ($109.8 million as of July 31, 2023) European Receivables Financing Agreement (the “European RFA”), which matures on April 23, 2024. As of July 31, 2023, $91.1 million was outstanding on the European RFA. As of July 31, 2023, we were in compliance with covenants contained in the European RFA. Proceeds of the European RFA are available for working capital and general corporate purposes.
See Note 4 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional disclosures regarding our financial instruments.
Financial Instruments
Interest Rate Derivatives
As of July 31, 2023, we have various interest rate swaps with a total notional amount of $1,300.0 million, amortizing down over the term, in which we receive variable interest rate payments based on SOFR and in return are obligated to pay interest at a weighted average fixed interest rate of 2.62%, plus a spread. These derivatives are designated as cash flow hedges for accounting purposes and will mature between March 11, 2024 and July 16, 2029.
Accordingly, the gain or loss on these derivative instruments is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transactions and in the same period during which the hedged transaction affects earnings.

Table of Content
Foreign Exchange Hedges
We conduct business in international currencies and are subject to risks associated with changing foreign exchange rates. Our objective is to reduce volatility associated with foreign exchange rate changes to allow management to focus its attention on business operations. Accordingly, we enter into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments, and anticipated foreign currency cash flows.
As of July 31, 2023, and October 31, 2022, we had outstanding foreign currency forward contracts in the notional amount of $80.6 million, and $132.1 million, respectively.
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

Table of Content
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There have been no significant changes in the quantitative and qualitative disclosures about our market risk from the disclosures contained in the 2022 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Changes in Internal Control Over Financial Reporting
The Company completed the Lee Container Acquisition on December 15, 2022, the Centurion Acquisition on March 31, 2023, and the ColePak Acquisition on August 23, 2023. The scope of the Company’s assessment of the effectiveness of internal controls over financial reporting for the fiscal year ending October 31, 2023, will not include the Lee Container Acquisition, the Centurion Acquisition, and the ColePak Acquisition. This exclusion is in accordance with the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from the Company’s scope in the year of acquisition.
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

Table of Content
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
The Company began making repurchases of Class B Common Stock under the OSR program on September 9, 2022 and repurchases of Class A Common Stock under the OSR program on March 16, 2023 in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The OSR program was completed on May 26, 2023, with $25.0 million of shares of Class A Common Stock, or 406,343 shares, and $50.0 million of shares of Class B Common Stock, or 676,598 shares, being repurchased under the OSR program.
See Note 10 to the condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q for additional information regarding this program and the repurchase of shares of Class A and B Common Stock.
During the three months ended July 31, 2023, the Company’s repurchases of shares of its Class A and Class B Common Stock were as follows:

Period	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share of Class A Common Stock*	Total Number of Shares of Class B Common Stock Purchased	Average Price Paid per Share of Class B Common Stock*	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet be Purchased Under the Program
May 1, 2023 to May 31, 2023	—	$—	56,794	$75.69	56,794	$—
June 1, 2023 to June 30, 2023	—	—	—	—	—	—
July 1, 2023 to July 31, 2023	—	—	—	—	—	—
Total	—	—	56,794	—	56,794	$—
*Average price paid per share reflects the weighted average purchase price paid for shares.

Table of Content
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow and (iv) Notes to Condensed Consolidated Financial Statements.

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GREIF, INC.
(Registrant)

Date: August 31, 2023	/s/ LAWRENCE A. HILSHEIMER
Lawrence A. Hilsheimer
Executive Vice President and Chief Financial Officer