Form 10-K
period 2023-10-31
GREIF, INC
filed 2023-12-18
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________________

FORM 10-K
_________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-00566
_________________________________________________
 GREIF, INC.
 (Exact name of Registrant as specified in its charter)
_________________________________________________

Delaware	31-4388903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
425 Winter Road Delaware Ohio	43015
(Address of principal executive offices)	(Zip Code)
(740) 549-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock	GEF	New York Stock Exchange
Class B Common Stock	GEF.B	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was as follows:
Non-voting common equity (Class A Common Stock)      $1,545,247,537
Voting common equity (Class B Common Stock)          $380,984,205
The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 12, 2023, was as follows:
Class A Common Stock                     25,474,254 shares
Class B Common Stock                    21,331,127 shares
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
    1. The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on February 26, 2024 (the “2024 Proxy Statement”), portions of which are incorporated by reference into Parts II and III of this Form 10-K. The 2024 Proxy Statement will be filed within 120 days of October 31, 2023.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
All statements, other than statements of historical facts, included in this Annual Report on Form 10-K of Greif, Inc. and its subsidiaries for the fiscal year ended October 31, 2023 (this “Form 10-K”) or incorporated herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals, plans and objectives of management for future operations and initiatives, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “aspiration,” “objective,” “project,” “believe,” “continue,” “on track” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-K are based on information currently available to our management. Forward-looking statements speak only as of the date the statements were made. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of this Form 10-K. The risks described in this Form 10-K are not all inclusive, and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements made in this Form 10-K are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Index to Form 10-K Annual Report for the Fiscal Year ended October 31, 2023

	11	Executive Compensation	88
	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	88
	13	Certain Relationships and Related Transactions, and Director Independence	89
	14	Principal Accountant Fees and Services	89
Part IV	15	Exhibits and Financial Statement Schedules	90
	16	Form 10-K Summary	94
		Signatures	94

PART I
ITEM 1. BUSINESS
(a) General Development of Business
We are a leading global producer of industrial packaging products and services with operations in over 35 countries. We offer a comprehensive line of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, jerrycans and other small plastics, closure systems for industrial packaging products, transit protection products, water bottles and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, filling, logistics, warehousing and other packaging services. We produce and sell containerboard, corrugated sheets, corrugated containers and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products. We also produce and sell coated recycled paperboard and uncoated recycled paperboard, some of which are used to produce and sell industrial products (tubes and cores, construction products and protective packaging). We also produce and sell bulk and specialty partitions made from both containerboard and uncoated recycled paperboard. In addition, we purchase and sell recycled fiber and produce and sell adhesives used in our paperboard products. We sell timber to third parties from our timberland in the southeastern United States that we manage to maximize long-term value. In addition, we sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land and development land. Our customers range from Fortune 500 companies to medium and small-sized companies in a cross section of industries.
Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-K to the years, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year, unless otherwise stated.
As used in this Form 10-K, the terms “Greif,” the “Company,” “we,” “us,” and “our” refer to Greif, Inc. and its subsidiaries.
See subsection (g) of this Item 1, Recent Events - Proposed Acquisition of Ipackchem, for information concerning our planned acquisition of Ipackchem Group SAS (“Ipackchem”), a global market leader in the production of high performance plastic packaging, including premium barrier and non-barrier jerrycans and small plastic containers, which was announced on October 31, 2023. Unless expressly identified herein, information in this Form 10-K does not reflect our proposed acquisition of Ipackchem or its business operations, products, services or financial results.
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
In the Paper Packaging & Services reportable segment, we produce and sell containerboard, corrugated sheets, corrugated containers and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, automotive components, books and furniture, as well as numerous other applications. We also produce and sell coated recycled paperboard and uncoated recycled paperboard, some of which are used to produce and sell industrial products (tubes and cores, construction products and protective packaging), which ultimately serve both industrial and consumer markets. We also produce and sell bulk and specialty partitions made from both containerboard and uncoated recycled board. In addition, we purchase and sell recycled fiber and produce and sell adhesives used in our paperboard products.

In the Land Management reportable segment, we are focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, HBU land and development land. As of October 31, 2023, we owned approximately 175,000 acres of timber properties in the southeastern United States.
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
Resources
Steel, resin and containerboard, as well as used industrial packaging for reconditioning, are the principal raw materials for the Global Industrial Packaging reportable segment, and pulpwood, old corrugated containers and recycled coated and uncoated paperboard are the principal raw materials for the Paper Packaging & Services reportable segment. We satisfy most of our needs for these raw materials through purchases on the open market or under short-term and long-term supply agreements. All of these raw materials are purchased in highly competitive, price-sensitive markets, which have historically exhibited price, demand and supply cyclicality. From time to time, some of these raw materials have been in short supply at certain of our manufacturing facilities. In those situations, we ship the raw materials in short supply from one or more of our other facilities with sufficient supply to the facility or facilities experiencing the shortage. To date, raw material shortages have not had a material adverse effect on our financial condition or results of operations.
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
As to environmental matters, our operations are subject to extensive federal, state, local and international laws, regulations, rules and ordinances relating to pollution, the protection of the environment, the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials and numerous other environmental laws and regulations. In the ordinary course of business, we are subject to periodic environmental inspections and monitoring by various governmental agencies. In addition, certain of our production facilities require environmental permits that are subject to revocation, modification and renewal. As of the date of filing this Form 10-K, and based on current information, we believe that the probable costs of the remediation of company-owned property will not have a material adverse effect on our financial condition or results of operations. We believe that we have adequately reserved for our liability for these matters as of October 31, 2023.
As to health and safety matters, our manufacturing operations involve the use of heavy equipment, machinery and chemicals and require the performance of activities that create safety exposures. We are subject to extensive federal, state, local and international laws, regulations, rules and ordinances relating to occupational health and safety. We have established safety policies, programs, procedures and training for our manufacturing operations, and our safety programs include measures required for compliance with these government laws and regulations. In addition, our safety programs include the ongoing identification and elimination of workplace exposures that can lead to injuries and sharing of health and safety best practices.

We do not believe that future compliance with health and safety laws and regulations will have a material adverse effect on our capital expenditures, results of operations or financial condition.
We do not believe that compliance with federal, state, local and international laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material adverse effect upon our capital expenditures, competitive position, results of operations or financial condition. We do not anticipate any material capital expenditures related to environmental control in 2024.
See also Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information concerning environmental expenses and cash expenditures for the years ended October 31, 2023, 2022 and 2021, and our reserves for environmental liabilities as of October 31, 2023 and 2022.
Human Capital
Our Company’s values and culture are critical to our ability to attract, hire and retain talented employees for our global businesses. We seek to engage, develop and incentivize our employees to pursue our vision: “Be the best performing customer service company in the world.” We depend on our employees to provide differentiated customer service and create value for our customers through a solutions-based approach with the goal of earning our customers’ trust and loyalty. We work to accomplish this goal by looking to our purpose, “We create packaging solutions for life’s essentials,” vision and values set forth in “The Greif Way.”
Our “Build to Last” strategy provides a platform to support our strategic growth and development under four key missions: creating thriving communities; delivering legendary customer service; protecting our future; and ensuring financial strength. Each employee has a part in driving these key missions wherever they are located in the world, and ultimately, our success is dependent on all of our employees working together to keep these priorities at the forefront of their activities. Within our “creating thriving communities” mission, we are focused on establishing a foundation for action that supports health and safety; diversity, equity and inclusion; and talent development and engagement.
Health and Safety
Safeguarding the health and safety of our employees is our first and foremost priority. We are committed to providing a safe working environment for all our employees with a philosophy of Zero Harm. We have implemented an incident tracking system that we call the LIFE program to assist with identifying global and regional leading indicators that facilitate the creation of programs and safety action plans that may help to reduce conditions and behaviors that lead to at-risk situations and the use of technology and automation to eliminate such conditions. We utilize a global safety scorecard with standardized safety metrics globally to understand, improve and correct safety risk and culture. To promote a continuous focus on safety, we have safety committees that consist of employees and management at all our facilities. We have implemented safety meetings at all levels in the organization from CEO to shop floor, both in the facilities and in office or remote locations creating a safety mindset that everyone is a safety leader regardless of their position, so that our safety culture is understood and practiced every day while developing a behavior commitment culture for each and every employee. We are steadfast in our commitment to employee safety. For example, we hold an annual global safety week focused on Zero Harm by sharing best practices and learnings to mitigate safety risks through interactive activities related to machine safety devices, good housekeeping and safe equipment operations. In addition, we have regular safety communications that target all employees, and we have an annual award that recognizes facilities that have achieved certain criteria for proactive actions and behaviors.
We are also committed to the total well-being of all our employees and their families with a variety of physical, mental and social wellness programs. These programs differ by region and include Company-sponsored or subsidized health care insurances, voluntary health fairs and employee assistance programs to improve mental health and wellness.
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
Talent Development
Attracting, developing and retaining talented employees is an integral aspect of our human capital strategy and critical to our success. We continuously strive to create learning and development opportunities for all our employees. Our development and training programs are designed to enhance leadership, develop a customer service mindset and improve engagement at all levels within our organization. We utilize Greif University, a centralized training platform offering a variety of learning and development offerings, including recorded internal trainings, on-demand courses, assessments and a learning library. Greif University allows employees to access LinkedIn Learning, an online learning and skill building platform that empowers employees to develop skills to grow their career. We have a performance development review and talent development process in which managers provide regular feedback and coaching to assist with the development of our employees, including the use of individual development plans to assist with career development. To foster employee engagement, we encourage and value feedback from our employees and conduct annual engagement surveys of all our global employees to better understand our employee’s level of engagement and identify areas of improvement to build high performing teams to meet our strategic goals.
Other Information
As of October 31, 2023, our approximately 12,000 full-time employees were located in the following geographic regions: 58% in North America; 27% in Europe, Middle East and Africa; 6% in Asia Pacific; and 9% in Latin America. Our global workforce is 17% female and 83% male, with approximately 27% represented by labor unions.
(d) Financial Information about Geographic Areas
Our operations are located in North and Latin America, Europe, the Middle East, Africa and the Asia Pacific regions. Information related to our geographic areas of operation is included in Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
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
(g) Recent Events - Proposed Acquisition of Ipackchem
On November 17, 2023, we entered into a definitive sale and purchase agreement (the “SPA”) with the owners of the parent company of Ipackchem pursuant to which we are to acquire Ipackchem for a purchase price valued at $538.0 million, subject to certain adjustments. The acquisition is subject to the satisfaction or waiver of certain conditions, including, among other matters, receipt of certain government and regulatory approvals in France, South Africa and Brazil, as well as Ipackchem’s disposition of certain immaterial assets. The SPA may be terminated, and the acquisition may be abandoned at any time prior to the closing, as follows: (i) by mutual written agreement of us and Ipackchem’s parent; (ii) by either us or Ipackchem’s parent if the conditions set forth in the SPA have not been fulfilled on or before October 31, 2024 (subject to a 20 day extension option by either party); (iii) by Ipackchem’s parent if we fail to comply with our obligation to make certain closing date deliveries or by us if Ipackchem’s parent fails to comply with its obligation to make certain closing date deliveries; and (iv) by us if Ipackchem’s disposition of certain immaterial assets is not completed within six or nine months after October 31, 2023.
Ipackchem is a global market leader in the production of high performance plastic packaging, including premium barrier and non-barrier jerrycans and small plastic containers. Ipackchem specializes in crop protection, specialty chemicals and pharmaceutical industries, operating out of 12 facilities across nine countries.
We plan to use our existing credit facilities to finance our proposed acquisition of Ipackchem. See Item 7 of this Form 10-K, Liquidity and Capital Resources – Financial Obligations – Borrowing Arrangements, for information concerning our existing credit facilities. However, the receipt of the financing described herein or any other financing is not a condition to the closing of the proposed acquisition.
Our proposed acquisition of Ipackchem is subject to certain risks and uncertainties, including the following: the ability to successfully complete the acquisition of Ipackchem on a timely basis, including the receipt of required regulatory approvals and Ipackchem’s disposition of certain immaterial assets; the occurrence of any event, change or other circumstance that could give rise to the termination of the transaction; the outcome of any legal proceedings that may be instituted against the parties and others related to the transaction or the acquisition of Ipackchem; the satisfaction of certain conditions to the completion of the transaction or the acquisition of Ipackchem; if the acquisition of Ipackchem is completed, the ability to retain the acquired businesses’ customers and employees, the ability to successfully integrate the acquired businesses into our operations, and the ability to achieve the expected synergies as well as accretion in margins, earnings or cash flow; competitive pressures in our various lines of business; the risk of non-renewal or a default under one or more key customer or supplier arrangements or changes to the terms of or level of purchases under those arrangements; uncertainties with respect to U.S. and international tax or trade laws; the effects of any investigation or action by any regulatory authority; and changes in foreign currency rates and the cost of commodities. See Item 1A of this Form 10-K for a discussion of other significant risks and uncertainties that could cause our actual results to differ materially from those projected.
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
Our customers generally consist of other manufacturers and suppliers who purchase industrial packaging products and containerboard and uncoated and coated recycled boxboard and related products for their own containment and shipping purposes. Because we supply a cross section of industries, such as chemicals, lubricants, films, paints and pigments, food and beverage, personal care, fragrances, petroleum, industrial coatings, carpeting, agriculture, agrochemical, pharmaceuticals, mineral products, packaging, automotive, construction and building products industries, and have operations in many countries, demand for our products and services has historically corresponded to changes in general economic and business conditions of the industries and countries in which we operate. The overall demand and prices for our products and services could decline as a result of numerous factors outside of our control, including an economic recession, increased labor costs, availability of and increased cost of energy, and disruptions in supply chains to our business, our customers, their end markets and our suppliers, changes in industrial production processes or consumer preference, changes in laws and regulations, inflation, tariffs, changes in published pricing indices, fluctuations in interest rates and currency exchange rates and changes in the fiscal or monetary policies of governments in the regions in which we operate. Accordingly, our financial performance is substantially dependent upon the general economic and business conditions existing in these industries and countries where we do business, and any prolonged or substantial economic downturn or geopolitical uncertainty in the markets in which we operate could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our Global Operations Subject us to Political Risks, Instability and Currency Exchange that Could Adversely Affect our Results of Operations.
We are a global company with operations in over 35 countries with approximately 36% of our fiscal 2023 sales derived from non-U.S. operations. Management of global operations is extremely complex, and our operations outside the United States are subject to additional risks that may not exist, or may not be as significant, with respect to our operations within the United States.
Within our global footprint, we have operations in Russia and Eastern and Western Europe. The length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable. The Russian invasion of Ukraine has amplified, and may continue to amplify, certain risks to our operations, including increased foreign exchange volatility, disruptions to financial and credit markets, energy supply (specifically in Europe), supply chain disruptions, customer demand, increased risks of cybersecurity incidents, increased costs to ensure compliance with global and local laws and regulations, economic recessions in certain neighboring European countries or globally due to inflationary and other pressures, and delays in the ability, or even the inability, to access cash or earnings from Russia. In addition, the imposition of new or increased sanctions, tariffs, quotas, exchange or price controls, trade barriers or similar restrictions resulting from the Russian invasion of Ukraine could negatively impact our business and operations.
Although we have been able to distribute some earnings from our Russian operations in compliance with all applicable laws, access to cash and earnings in Russia remains limited. Furthermore, in the event that our operations in Russia cease for any reason, that event would result in an impairment charge, as we would not likely generate a fair market return on those assets. We will continue to monitor the effects of this conflict, including risks that may affect our business, and we will adjust our plans accordingly as the situation progresses. Currently, the results of our operations related to Russia are not material to our business, financial condition, results of operations or cash flows.
As a result of our general global operations, we are subject to certain risks that could disrupt our operations or force us to incur unanticipated costs or exit a specific country. These risks, which can vary substantially by country, may include economic or political instability, geopolitical events (such as the Russian invasion of Ukraine, the Israel-Hamas conflict and increasing tensions between China and Taiwan), corruption, social and ethnic unrest, the regulatory environment (including the risks of operating in developing or emerging markets in which there are significant uncertainties regarding the interpretation and enforceability of legal requirements), hyperinflation and fluctuations in the value of local currency versus the U.S. dollar, repatriating cash from foreign countries to the U.S., downturns or changes in economic conditions (including in relation to commodity inflation), adverse tax consequences or rulings, nationalization or any change in social, political or labor conditions in any of these countries, or regions impacting matters such as sustainability, environmental regulations and trade policies and agreements.
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
The Current and Future Challenging Global Economy and Disruption and Volatility of the Financial and Credit Markets may Adversely Affect our Business.
Current global economic conditions are challenging to our global business operations. Such conditions have had, and may continue to have, a negative impact on our financial results. Future economic downturns, either in the United States, Europe or in other regions in which we do business could negatively affect our business and results of operations. With the volatility in the current global economic climate, inflation and geopolitical events around the world, including the Russian invasion of Ukraine and the Israel-Hamas conflict, it is difficult for us to predict the complete impact of the forgoing matters on our business and results of operations. Due to these current and future economic conditions, our customers may face financial difficulties, disruption in their supply chains and the unavailability of or reduction in commercial credit or increased debt levels that may result in decreased sales by and revenues to our Company. Certain of our customers may cease operations or seek bankruptcy protection, which would reduce our cash flows and adversely impact our results of operations. Our customers that are financially viable and not experiencing economic distress may nevertheless elect to reduce the volume of orders for our products or close facilities in an effort to remain financially stable or as a result of the unavailability of commercial credit which would negatively affect our results of operations. We may experience difficulties in servicing, renewing or repaying our outstanding debt due to continued volatility in the global economy. We may also have difficulty accessing the global credit markets if there is a tightening of commercial credit availability, which would result in decreased ability to fund capital-intensive strategic projects.
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
Risks Related to Industry Conditions
The Continuing Consolidation of our Customer Base and Suppliers may Intensify Pricing Pressure.
Over the last few years, many of our large industrial packaging, containerboard and coated and uncoated recycled boxboard and related products customers have acquired, or been acquired by, companies with similar or complementary product lines. In addition, many of our suppliers of raw materials such as steel, resin and paper, have undergone a similar process of consolidation. This consolidation has increased the concentration of our largest customers, resulting in, in some cases, increased pricing pressures from our customers, and in other cases, a decreasing customer base due to customers becoming more vertically integrated. The consolidation of our largest suppliers has resulted in limited sources of supply and increased cost pressures from our suppliers. Any future consolidation of our customer base or our suppliers could negatively impact our business, financial condition, results of operations and cash flows. Furthermore, if one or more of our major customers reduces, delays or cancels substantial orders, if one or more of our major suppliers is unable to timely produce and deliver our orders, or if we are unable to broaden our customer base and increase specialty product offerings to offset the effects of consolidation, our business, financial condition, results of operations and cash flows may be materially and adversely affected, particularly for the period in which the reduction, delay or cancellation occurs and also possibly for subsequent periods.
We Operate in Highly Competitive Industries.
Each of our operating segments operates in highly competitive industries. The most important competitive factors we face are price, quality, customer service and on-time delivery. To the extent any of our competitors become more successful with respect to any of these key competitive factors, we could lose customers and our sales could decline. Moreover, we anticipate that the lower customer demand patterns that we experienced throughout fiscal year 2023 will continue on an overall basis through 2024, which may cause our competitors to reduce prices to maintain or increase their sales volumes, which could adversely impact our sales volumes and our margins. In addition, due to the tendency of certain customers to diversify their suppliers, we could be unable to increase or maintain sales volumes with particular customers. Certain of our competitors are substantially larger and have significantly greater financial resources.
In addition, some of our products are made from raw materials that are subject to pronounced and at times, rapid price fluctuations, such as steel, which is used in the manufacture of steel drums and containers, old corrugated containers (“OCC”), which impacts our paper products, and oil, which in turn affects the price of resin for plastic drums and containers. Particularly in well-developed markets in Europe and in the United States, any substantial increases in the supply of industrial packaging resulting from capacity increases, the stockpiling of raw materials or other types of opportunistic behavior by our competitors in a period of high raw materials prices, or price wars, could adversely affect our margins and the profitability of our business. With many of our customers, we have implemented raw material price adjustment mechanisms based on industrial index pricing, however these price adjustment mechanisms lag market price changes and our ability to pass through costs to our customers could take months to realize which in turn could adversely impact our product margins. Although price is a significant basis of competition in our industry, we also compete on the basis of product reliability, the ability to deliver products on a global scale and our reputation for quality and customer service. If we fail to maintain our current standards for product quality, the scope of our distribution capabilities or our customer relationships, our reputation and business, financial condition, results of operations and cash flows could be adversely affected.
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

Our Business is Sensitive to Changes in Industry Demands and Customer Preferences.
Industry demand for certain of our industrial packaging and paper products in our United States operations, and industrial packaging products in European and other international markets has varied in recent years, and more recently related to inflationary pressures, causing competitive pricing for those products. In addition, disruptions within our customer’ labor supply could reduce customer demand and negatively impact our business. As demand decreases, we see an increase in competition on price, which could consequentially impact our sales and margins. We see to offset the impacts of these pressures by focusing on quality and customer service.
We compete in industries that are capital intensive, which generally leads to continued production as long as prices are sufficient to cover marginal costs. We are making significant capital investments in line with our long-term business strategy, such as investments in new and improved equipment automation and technology to increase capacity, productivity and safety. As a result, changes in industry demands (including any resulting industry over-capacity) and increased new capacity for production of industrial packaging products by competitors, may cause substantial price competition and, in turn, we may not be able to derive the expected return on investment from our strategic investments which could negatively impact our business, financial condition, results of operations and cash flows. Additionally, customer preferences are constantly changing based on, among other factors, cost, convenience, health, environmental and social concerns, and customers may choose to use different packaging products than the products we manufacture as their business models change, or may choose to use alternative, more sustainable materials for their packaging products, or simply forego the packaging of certain products entirely. For example, in the United States, sales of fibre drums continue to decline on a year over year basis as some customers select other packaging solutions for their products. Any shift away from packaging products we manufacture or changes in customer preferences to more sustainable supply chain solutions may adversely affect our business, financial condition, results of operations and cash flows.
Raw Material Shortages, Price Fluctuations, Global Supply Chain Disruptions and High Inflation may Adversely Impact our Results of Operations.
The principal raw materials used in the manufacture of our products are steel, resin, pulpwood, recycled pulp from OCC and recycled coated and uncoated boxboard and containerboard and used industrial packaging for reconditioning, which we purchase or otherwise acquire in highly competitive, price sensitive markets. We have long-term supply contracts in place for obtaining a portion of our principal raw materials. These raw materials have historically exhibited price and demand cyclicality. In addition, we manufacture certain component parts for our rigid industrial packaging products and those of some of our competitors. Some of these materials and component parts have been, and in the future may be, in short supply. For example, the availability of these raw materials and component parts and/or our ability to purchase and transport these raw materials and produce and transport these component parts may be unexpectedly disrupted by adverse weather conditions, natural disasters, man-made disasters, geopolitical conflicts, a substantial economic downturn in the industries that provide any of those raw material requirements, or competition for use of raw materials and component parts in other regions or countries. As a result of inflation and continued economic slowdown, we may continue to incur significant raw material prices increases in the future which would likely have an adverse effect on our operating margins. While we have taken steps to minimize the impact of these increased costs by working closely with our suppliers and customers, there can be no assurances that unforeseen future events in the global supply chain, and our ability to pass on inflationary costs on to our customers could have a material adverse effect on our business, financial condition and results of operations.
The disruptions to the global economy starting in 2020 and continuing throughout 2023, which were intensified by the Russian invasion of Ukraine, have impeded global supply chains in some regions in which we operate more than others, resulting in longer lead times.
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
Our Business may be Adversely Impacted by Work Stoppages and Other Labor Relations Matters.
We are subject to the risk of work stoppages and other labor relations matters, with approximately 27% of our employees around the world represented by unions. We have experienced work stoppages and strikes in the past, and there may be work stoppages and strikes in the future. Any prolonged work stoppage or strike at any one of our principal manufacturing facilities could have a negative impact on our business, financial condition, results of operations and cash flows. In addition, upon the expiration of existing collective bargaining agreements, we may not reach new agreements without union action and any such new agreements may not be on terms satisfactory to us.
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
Our Business Depends on the Uninterrupted Operations of our Facilities, Systems and Business Functions, Including our Information Technology (“IT”) and Other Business Systems.
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
A Cyber-Attack, Security Breach of Customer, Employee, Supplier or Company Information and Data Privacy Risks and Costs of Compliance with New Regulations may have a Material Adverse Effect on our Business, Financial Condition, Results of Operations and Cash Flows.
In the conduct of our business, we rely extensively on computer systems, including third-party systems, to collect, use, transmit, store and report data on information systems and interact with customers, vendors and employees. Increased global IT security threats and more sophisticated and targeted computer crime and increased ransomware attacks pose a risk to the security of our systems and networks and third-party systems and networks with our data (including employee and customer data), and the confidentiality, availability and integrity of our data. Despite our security measures, our IT systems and infrastructure may be vulnerable to computer viruses, cyber-attacks, security breaches caused by employee error or malfeasance or other disruptions, and heightened focus since the beginning of the Russian invasion of Ukraine. Any such threat could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. A security breach of our computer systems or third-party systems with our data could interrupt or damage our operations or harm our reputation, or both. In addition, we could be subject to legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties if confidential information relating to customers, suppliers, employees or other parties is misappropriated from our computer system or third-party systems with our data. To date, we have seen no material impact on our business or operations from these threats. However, we cannot ensure that our security efforts will prevent unauthorized access or loss of functionality to our or our third-party providers’ systems.
The regulatory framework for privacy issues continues to evolve worldwide with increased regulatory and enforcement focus on data protection in the U.S. and abroad, and an actual or alleged failure to comply with applicable U.S. or foreign data protection laws, regulations or other data protection standards in the countries in which we do business may expose us to litigation (including in some instances, class action litigation), fines, sanctions or other penalties, which could harm our business reputation, and could have an adverse effect on our financial condition, results of operations and cash flows. The data privacy landscape is continuously expanding and has significantly increased responsibilities for companies collecting, using and processing personal data, as well as significantly increased penalties for noncompliance of security and data breach obligations, specifically in the European Union (“EU”) under the General Data Protection Regulation, in China under the Personal Information Protection Law, and in Brazil under the General Personal Data Protection Law, in addition to U.S. privacy laws in numerous states. Many of these regulations are complex and their interpretation, application and enforcement are often uncertain. This regulatory and enforcement environment is increasingly challenging and may present material obligations and risks to our business, including significantly expanded compliance burdens and enforcement risks and could result in substantial costs and a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The Organization for Economic Cooperation and Development has issued proposed guidance which establishes a 15% global minimum tax (“Pillar Two tax”). In December 2022, the EU issued a directive requiring member states to enact a 15% minimum tax into their domestic laws effective for fiscal years beginning on or after December 31, 2023. We will continue to monitor the status of the Pillar Two tax implementation in the jurisdictions in which we operate. Implementation of the Pillar Two tax by jurisdictions in different ways may cause increased complexities as to compliance and increased audit controversy with tax authorities over the application or interpretation of the applicable rules.
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
We have a Significant Amount of Goodwill and Long-lived Assets Which, if Impaired in the Future, Would Adversely Impact our Results of Operations.
At October 31, 2023, the carrying value of our goodwill was $1,693.0 million. We may be required to record future impairments of our long-lived assets as we continue to restructure our business. Decisions to sell or close plants could reduce the estimated useful life of an asset group or indicate that the fair value of the asset group is less than the carrying value. We may also experience declines in particular businesses due to competition or other outside forces indicating our long-lived assets are not recoverable. Any resulting impairments will impact net income in the period in which the triggering event, such as permanent or sustaining reduction in cash flows, occurs and could be significant, which could have an adverse effect on our financial condition and results of operations.
Risks Related to Regulatory and Legal Costs
Changing Climate, Global Climate Change Regulations and Greenhouse Gas Effects may Adversely Affect our Operations and Financial Performance.
There is continuing concern from members of the scientific community and the general public that emissions of greenhouse gases (“GHG”) and other human activities have or will cause significant changes in weather patterns and increase the frequency or severity of extreme weather events, including droughts, wildfires and flooding. These types of extreme weather events have and may continue to adversely impact us, our suppliers, our customers and their ability to purchase our products and our ability to timely receive appropriate raw materials to manufacture and transport our products on a timely basis.
We believe it is likely that the scientific and political attention to issues concerning the extent and causes of climate change will continue, with new and more restrictive legislation regulations and focus on environmental, social and governance (“ESG”) initiatives that could affect our financial condition, results of operations and cash flows. Foreign, federal, state and local regulatory and legislative bodies have enacted or proposed various legislative and regulatory measures relating to increased transparency and standardization of reporting related to factors that may include climate change, regulating GHG emissions, recycling of plastic materials, and energy policies, including waste tax, and other governmental charges and mandates. For instance, it is anticipated that the Securities and Exchange Commission will issue a climate change disclosure rule in 2024, which, if implemented as proposed, would significantly expand climate-related disclosure obligations. The State of California has enacted legislation that will require large U.S. companies doing business in California to make broad-based climate-related disclosures starting as early as 2026, and other states are also considering new climate change disclosure requirements. In addition, the European Union Corporate Sustainability Reporting Directive (“CSRD”) became effective in 2023. CSRD applies to both EU and non-EU in-scope entities and would require them to provide expansive disclosures on various sustainability topics. We are assessing our obligations under CSRD and expect that compliance could require substantial effort in the future. We will likely need to be prepared to contend with overlapping, yet distinct, climate-related disclosure requirements in multiple jurisdictions. The compliance with foreign, federal, state and local legislation and regulations concerning climate-related disclosures may result in our Company incurring additional costs and capital expenditures, and the failure to comply with such legislation and regulations could result in fines to our Company and could affect our business, financial condition, results of operations and cash flows. We could also face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change.
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
We may be Unable to Achieve Our Greenhouse Gas Emission Reduction Targets by 2030.
In April 2021, we announced a GHG emission reduction target to reduce our absolute Scope 1 and 2 emissions by 28 percent by 2030 as part of our ESG and sustainability strategy. Achievement of these targets depends on our execution of operational strategies relating to investments in energy efficient equipment and options to utilize other alternative energy sources. Execution of these strategies and achievements of our 2030 target is subject to risk and uncertainties, many of which are out of our control. These risks and uncertainties include, but are not limited to our ability to execute our strategies and achieve our goals within the currently projected costs and expected timeframes; availability, use and success of on and off-site renewable energy; availability and cost of zero-emissions electric equipment and vehicles; outcome of research efforts and future technology developments such as growing our post-consumer resin product offerings and downgauging our current portfolio; availability of purchasing high quality recycled materials; growing our life cycle services network; the increased cost and availability of virtual power purchase agreements; and the long timeline to complete certain sustainability projects. There are no assurances that we will be able to successfully execute our strategies and achieve our 2030 targets. Failure to achieve our targets could damage our reputation, customer and investor relationships or our access to financing. Further, given investors’ increased focus related to environmental, social and governance matters, such a failure could cause stockholders to reduce their ownership holdings, all of which, in turn could adversely affect our business, financial condition, results of operations and cash flows and reduce our stock price.
Legislation/Regulation Related to Environmental and Health and Safety Matters Could Negatively Impact our Operations and Financial Performance.
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
We are also subject to transportation safety regulations promulgated by the U.S. Department of Transportation (“DOT”) and agencies in other jurisdictions. Both the DOT regulations and standards issued by the United Nations and adopted by various jurisdictions outside the United States set forth requirements related to the transportation of both hazardous and nonhazardous materials in some of our packaging products and subject our Company to random inspections and testing to ensure compliance. Failure to comply could result in fines to us and could affect our business, financial condition, results of operations and cash flows.
We are subject to laws, rules and regulations relating to certain raw materials used in our business or present in our products. For example, per- and polyfluoroalkyl substances (“PFAS”) are a group of chemicals that have been manufactured and used in consumer and industrial products since the 1940’s. PFAS compounds do not easily degrade and have been shown to accumulate over time in the environment. In the U.S., Europe and other countries where we operate, there is heightened governmental and regulatory scrutiny on PFAS usage in packaging products and its role in the contamination of soil, air and water. Governmental inquiries or requirements involving PFAS could lead to us incurring liability for damages or other costs, civil proceedings, including personal injury claims, class actions, the imposition of fines and penalties, or other remedies, as well as restrictions on or added costs for our business operations going forward. These laws, rules and regulations, as well as investigations and resulting claims by individuals and other businesses, could adversely affect our reputation with our customers generally, and could adversely affect our business, financial condition, results of operations and cash flows.
At the EU-level, many laws and regulations are designed to protect human health and the environment. For example, Directive 2004/35/EC concerns obligations to remedy damages to the environment, which could require us to remediate contamination identified at sites we own or use. Other EU regulations and directives limit pollution from industrial activities, reduce emissions to air, water and soil, protect water resources, reduce waste, promote recycling, reuse or reduction of materials used, achieving a circular economy, protect employee health and safety and regulate the registration, evaluation, authorization and restriction of chemicals. The European Commission published its “Fit for 55” package in July 2021; a collection of new legislative proposals and amendments to existing rules aimed at implementing the EU’s target of cutting greenhouse gas emissions by 55% by 2030. In addition to existing green taxes on energy use, a new EU plastic tax has been introduced. Specifically, there is heightened focus and in some cases a requirement by customers and regulators to use Post-Consumer Resin ("PCR") to manufacture more sustainable packaging. If we are unable to effectively source PCR or innovate our current product offerings to meet this demand, this could negatively affect our business and results of operations. In addition, we are closely monitoring the discussions on the proposed EU Packaging and Packaging Waste Regulation, which is currently being discussed by the European Parliament and Council with the intention to become law in 2024 and could potentially impose new requirements in terms of recycled content, recyclability and reuse for our products. Failure to comply with these and other laws, or a change in the applicable legal framework, for example the increased enforcement of environmental regulations in the U.S., Europe, China or other countries or customer requirements, could affect our business, financial condition, results of operations and cash flows, in addition to those of our customers.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following are our principal operating locations that are either leased or owned as of October 31, 2023. We consider our operating properties to be in satisfactory condition and adequate to meet our present needs. However, we expect to make further additions, improvements and consolidations of our properties to support our business. Our global headquarters is located in Delaware, Ohio, USA. We utilize two main shared service center locations, with one in North America and the other in Europe.

Location	Global Industrial Packaging	Paper Packaging & Services	Total
Argentina	3	—	3
Belgium	2	—	2
Brazil	8	—	8
Canada	2	4	6
China	8	—	8
France	3	—	3
Germany	4	—	4
Hungary	1	—	1
Israel	1	—	1
Italy	3	—	3
Mexico	2	—	2
Netherlands	5	—	5
Poland	1	—	1
Portugal	1	—	1
Russia	8	—	8
Saudi Arabia	2	—	2
Singapore	1	—	1
Spain	3	—	3
Sweden	1	—	1
United Kingdom	2	—	2
United States	42	73	115
Totals	103	77	180

Classification	Global Industrial Packaging	Paper Packaging & Services	Total
Owned	59	41	100
Leased	44	36	80
Totals	103	77	180

We also own a substantial amount of timber properties. Our timber properties consisted of approximately 175,000 acres in the southeastern United States as of October 31, 2023.
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
As previously reported under Item 3 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, in November 2022, Container Life Cycle Management LLC, our U.S. reconditioning joint venture (“CLCM”), reached agreement with the United States Environmental Protection Agency (“U.S. EPA”) and the Wisconsin Department of Natural Resources (“WDNR”) on a proposed consent decree (the “Proposed CLCM Consent Decree”) that would resolve various investigations and proceedings against CLCM with respect to three reconditioning facilities in the Milwaukee, Wisconsin area that are or were owned by CLCM regarding alleged violations of Wisconsin laws related to hazardous waste, air management and industrial storm water. Under the Proposed CLCM Consent Decree, CLCM, without admitting any wrongdoing, agreed to modify certain existing operational practices, install and operate specific environmental controls and pay civil penalties of approximately $1.6 million. On November 30, 2022, the U.S. EPA and the WDNR filed an action in the U.S. District Court, Eastern District of Wisconsin (the “Court”), seeking the Court’s approval of the Proposed CLCM Consent Decree. On July 27, 2023, the Court approved the Proposed CLCM Consent Decree as presented. The civil penalties have been paid by CLCM.
ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of our Class A and Class B Common Stock are listed on the New York Stock Exchange under the symbols GEF and GEF.B, respectively.
As of December 12, 2023, there were 312 stockholders of record of the Class A Common Stock and 53 stockholders of record of the Class B Common Stock.
We pay quarterly dividends of varying amounts computed on the basis described in Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. The annual dividends paid for the last two years are as follows:
2023 Dividends per Share – Class A $2.02; Class B $3.02
2022 Dividends per Share – Class A $1.88; Class B $2.81
The terms of our current secured credit facilities and United States accounts receivable credit facility limit our ability to make restricted payments, which include dividends and purchases, redemptions and acquisitions of our equity interests. The payment of dividends and other restricted payments are subject to the condition that certain defaults do not exist under the terms of our current secured credit facilities and United States accounts receivable credit facility and, in the event that certain defaults exist, are limited in amount by a formula based, in part, on our consolidated net income. See “Liquidity and Capital Resources – Borrowing Arrangements” in Item 7 of this Form 10-K.
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

Performance Graph
The following graph compares the performance of shares of our Class A and B Common Stock to that of the Standard and Poor’s 500 (“S&P 500”) Index and the Dow Jones United States Containers and Packaging Index (“DJUSCP”) assuming $100 invested on October 31, 2018 and reinvestment of dividends for each subsequent year. The graph does not purport to represent our value.

$250
$200
$150
$100
$50
$0
Indexed Prices
10/31/18
10/31/19
10/31/20
10/31/21
10/31/22
10/31/23
S&P 500 Index
DJUSCP
Greif Cl A
Greif Cl B

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms “Greif,” the “Company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries.
RESULTS OF OPERATIONS
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of these consolidated financial statements, in accordance with these principles, require us to make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements.
Historical revenues and earnings may or may not be representative of future operating results due to various economic and other factors. See “Risk Factors” in Item 1A of this Form 10-K.
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

The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our reportable segments for 2023, 2022 and 2021:

Year Ended October 31, (in millions)	2023	2022	2021
Net sales:
Global Industrial Packaging	$2,936.8	$3,652.4	$3,316.7
Paper Packaging & Services	2,260.5	2,675.1	2,218.4
Land Management	21.3	22.0	21.0
Total net sales	$5,218.6	$6,349.5	$5,556.1
Operating profit:
Global Industrial Packaging	$334.3	$313.7	$350.2
Paper Packaging & Services	264.1	298.5	131.0
Land Management	7.1	9.0	104.0
Total operating profit	$605.5	$621.2	$585.2
EBITDA:
Global Industrial Packaging	$415.7	$383.5	$432.7
Paper Packaging & Services	398.8	439.0	269.9
Land Management	9.3	11.8	107.3
Total EBITDA	$823.8	$834.3	$809.9
Adjusted EBITDA:
Global Industrial Packaging	$423.7	$458.2	$453.3
Paper Packaging & Services	386.2	450.5	302.0
Land Management	8.9	8.8	8.9
Total Adjusted EBITDA	$818.8	$917.5	$764.2

The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for 2023, 2022 and 2021:

Year Ended October 31, (in millions)	2023	2022	2021
Net income	$379.1	$394.0	$413.2
Plus: interest expense, net	96.3	61.2	92.7
Plus: debt extinguishment charges	—	25.4	—
Plus: income tax expense	117.8	137.1	69.6
Plus: depreciation, depletion and amortization expense	230.6	216.6	234.4
EBITDA	$823.8	$834.3	$809.9
Net income	$379.1	$394.0	$413.2
Plus: interest expense, net	96.3	61.2	92.7
Plus: debt extinguishment charges	—	25.4	—
Plus: income tax expense	117.8	137.1	69.6
Plus: other expense, net	11.0	8.9	4.8
Plus: non-cash pension settlement charges	3.5	—	9.1
Plus: equity earnings of unconsolidated affiliates, net of tax	(2.2)	(5.4)	(4.2)
Operating profit	605.5	621.2	585.2
Less: other expense, net	11.0	8.9	4.8
Less: non-cash pension settlement charges	3.5	—	9.1
Less: equity earnings of unconsolidated affiliates, net of tax	(2.2)	(5.4)	(4.2)
Plus: depreciation, depletion and amortization expense	230.6	216.6	234.4
EBITDA	823.8	834.3	809.9
Plus: restructuring charges	18.7	13.0	23.1
Plus: timberland gains, net	—	—	(95.7)
Plus: acquisition and integration related costs	19.0	8.7	9.1
Plus: non-cash asset impairment charges	20.3	71.0	8.9
Plus: non-cash pension settlement charges	3.5	—	9.1
Plus: incremental COVID-19 costs, net	—	—	3.3
Plus: gain on disposal of properties, plants, equipment, and businesses, net	(66.5)	(9.5)	(3.5)
Adjusted EBITDA	$818.8	$917.5	$764.2

The following table sets forth EBITDA and Adjusted EBITDA for each of our reportable segments, reconciled to the operating profit for each reportable segment, for 2023, 2022 and 2021:

Year Ended October 31, (in millions)	2023	2022	2021
Global Industrial Packaging
Operating profit	$334.3	$313.7	$350.2
Less: other expense, net	12.6	9.5	4.5
Less: non-cash pension settlement charges	3.5	—	0.3
Less: equity earnings of unconsolidated affiliates, net of tax	(2.2)	(5.4)	(4.2)
Plus: depreciation and amortization expense	95.3	73.9	83.1
EBITDA	415.7	383.5	432.7
Plus: restructuring charges	4.2	9.1	17.1
Plus: acquisition and integration related costs	12.2	0.4	—
Plus: non-cash asset impairment charges	1.9	69.4	2.7
Plus: non-cash pension settlement charges	3.5	—	0.3
Plus: incremental COVID-19 costs, net	—	—	1.8
Plus: gain on disposal of properties, plants, equipment, and businesses, net	(13.8)	(4.2)	(1.3)
Adjusted EBITDA	$423.7	$458.2	$453.3
Paper Packaging & Services
Operating profit	$264.1	$298.5	$131.0
Less: other (income) expense, net	(1.6)	(0.6)	0.3
Less: non-cash pension settlement charges	—	—	8.8
Plus: depreciation and amortization expense	133.1	139.9	148.0
EBITDA	398.8	439.0	269.9
Plus: restructuring charges	14.5	3.9	5.9
Plus: acquisition and integration related costs	6.8	8.3	9.1
Plus: non-cash asset impairment charges	18.4	1.6	5.0
Plus: non-cash pension settlement charges	—	—	8.8
Plus: incremental COVID-19 costs, net	—	—	1.5
Plus: (gain) loss on disposal of properties, plants, equipment, and businesses, net	(52.3)	(2.3)	1.8
Adjusted EBITDA	$386.2	$450.5	$302.0
Land Management
Operating profit	$7.1	$9.0	$104.0
Plus: depreciation and depletion expense	2.2	2.8	3.3
EBITDA	9.3	11.8	107.3
Plus: restructuring charges	—	—	0.1
Plus: timberland gains, net	—	—	(95.7)
Plus: non-cash asset impairment charges	—	—	1.2
Plus: gain on disposal of properties, plants, equipment, and businesses, net	(0.4)	(3.0)	(4.0)
Adjusted EBITDA	$8.9	$8.8	$8.9

Year 2023 Compared to Year 2022
Net Sales
Net sales were $5,218.6 million for 2023 compared with $6,349.5 million for 2022. The $1,130.9 million decrease was primarily due to lower average selling prices and lower volumes across the Global Industrial Packaging segment and the Paper Packaging & Services segment and the $148.8 million impact to net sales resulting from the sale of our approximately 50% equity interest in the Flexible Products & Services business in the second quarter of 2022 (the “FPS Divestiture”). See the “Segment Review” below for additional information on net sales by reportable segment.
Gross Profit
Gross profit was $1,146.1 million for 2023 compared with $1,285.4 million for 2022. The $139.3 million decrease was primarily due to the same factors that impacted net sales, partially offset by lower raw material, transportation and manufacturing costs. See the “Segment Review” below for additional information on gross profit by reportable segment. Gross profit margin was 22.0 percent for 2023 compared to 20.2 percent for 2022.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $549.1 million for 2023 compared with $581.0 million for 2022. The $31.9 million decrease was primarily due to incentive compensation expense reduction. SG&A expenses were 10.5 percent of net sales for 2023 compared with 9.2 percent of net sales for 2022.
Financial Measures
Operating profit was $605.5 million for 2023 compared with $621.2 million for 2022. Net income was $379.1 million for 2023 compared with $394.0 million for 2022. Adjusted EBITDA was $818.8 million for 2023 compared with $917.5 million for 2022. The reasons for changes in operating profit and Adjusted EBITDA for each reportable segment are described below in the “Segment Review.”
Trends
We anticipate that the lower customer demand patterns that we experienced throughout the 2023 fiscal year will continue into the 2024 fiscal year. Although we have seen some increase in demand for our containerboard products in the U.S. the past two months, we do not see that as an overall inflection point.
We expect the prices for steel, old corrugated containers, resin and other direct materials, as well as prices for transportation, labor and utilities, to remain relatively stable through the year.
We continue to actively monitor the impact and consequences of the Russian invasion of Ukraine. As of October 31, 2023, our operations in Russia account for approximately 4 percent of our net sales, approximately 9 percent of our operating profit and approximately 2 percent of our total assets.
The foregoing discussion of 2024 trends in our businesses does not consider the impact of our proposed acquisition of Ipackchem. See Item 1(g) of this Form 10-K, Recent Events - Proposed Acquisition of Ipackchem, for information concerning this proposed acquisition.
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
Net sales were $2,936.8 million for 2023 compared with $3,652.4 million for 2022. The $715.6 million decrease in net sales was primarily due to lower volumes, lower average selling prices as a result of contractual price adjustment mechanisms, the $148.8 million impact to net sales resulting from the FPS Divestiture and negative foreign currency translation impacts.
Gross profit was $634.4 million for 2023 compared with $692.6 million for 2022. The $58.2 million decrease in gross profit was primarily due to the same factors that impacted net sales, largely offset by lower raw material, transportation and manufacturing costs. Gross profit margin increased to 21.6 percent in 2023 from 19.0 percent in 2022.
Operating profit was $334.3 million for 2023 compared with $313.7 million for 2022. The $20.6 million increase was primarily due to the $62.4 million non-cash impairment charge during the first quarter of 2022 related to the FPS Divestiture, a $9.8 million gain recognized on our previously held minority ownership interest in Centurion and lower SG&A expenses, partially offset by the same factors that impacted gross profit. Adjusted EBITDA was $423.7 million for 2023 compared with $458.2 million for 2022. The $34.5 million decrease was primarily due to the same factors that impacted gross profit, partially offset by lower SG&A expenses.
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
Net sales were $2,260.5 million for 2023 compared with $2,675.1 million for 2022. The $414.6 million decrease was primarily due to lower volumes and lower average selling prices due to lower published containerboard prices.
Gross profit was $502.5 million for 2023 compared with $584.5 million for 2022. The $82.0 million decrease in gross profit was primarily due to the same factors that impacted net sales, partially offset by lower old corrugated container and other raw material input costs, as well as lower transportation and labor costs. Gross profit margin increased to 22.2 percent in 2023 from 21.8 percent in 2022.
Operating profit was $264.1 million for 2023 compared with $298.5 million for 2022. The $34.4 million decrease in operating profit was primarily due to the same factors that impacted gross profit, partially offset by the $54.3 million gain from the divestiture of Tama Paperboard, LLC in the Paper Packaging & Services segment (the “Tama Divestiture”) during the first quarter of 2023 and lower SG&A expenses. Adjusted EBITDA was $386.2 million for 2023 compared with $450.5 million for 2022. The $64.3 million decrease was primarily due to the same factors that impacted gross profit, partially offset by lower SG&A expenses.
Land Management
As of October 31, 2023, our Land Management reportable segment consisted of approximately 175,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management reportable segment are:
•Planned level of timber sales;
•Selling prices and customer demand;
•Gains on timberland sales; and
•Gains on the disposal of development, surplus and HBU properties (“special use property”).

Net sales were $21.3 million for 2023 compared with $22.0 million for 2022.
Gross profit was $9.2 million for 2023 compared with $8.3 million for 2022.
Operating profit was $7.1 million for 2023 compared with $9.0 million for 2022. Adjusted EBITDA was $8.9 million for 2023 compared with $8.8 million for 2022.
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
As of October 31, 2023, we estimated that there were 18,800 acres in the United States of special use property, which we expect will be available for sale in the next four to six years.
Income Tax Expense
Income tax expense for 2023 was $117.8 million on $494.7 million of pretax income and for 2022 was $137.1 million on $525.7 million of pretax income. The $19.3 million decrease in income tax expense for 2023 was primarily attributable to a decrease in pre-tax earnings in 2023, as well as an increase in tax benefit of $5.4 million related to a net decrease in valuation allowances, including releases of valuation allowances. These reductions to income tax expense were offset by a decrease in tax benefit of uncertain tax position of $6.9 million, primarily driven by lapses in the statute of limitations. Additionally, in 2022 we recognized a net book loss of $58.6 million related to the FPS Divestiture and disposal of other businesses for which limited tax benefits were available.
See Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further information.
Year 2022 Compared to Year 2021
Results of our fiscal year 2022 compared to our fiscal year 2021 are included in our Annual Report on Form 10-K for the year ended October 31, 2022, File No. 001-00566 (see Item 7 therein).
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

Cash Flow

Year Ended October 31, (in millions)	2023	2022
Net cash provided by operating activities	$649.5	$657.5
Net cash used in investing activities	(670.2)	(28.2)
Net cash provided by (used in) financing activities	69.7	(531.0)
Effects of exchange rates on cash	(15.2)	(75.8)
Net increase in cash and cash equivalents	33.8	22.5
Cash and cash equivalents at beginning of year	147.1	124.6
Cash and cash equivalents at end of year	$180.9	$147.1
Operating Activities
The $89.7 million decrease in accounts receivable to $659.4 million as of October 31, 2023 from $749.1 million as of October 31, 2022 was primarily due to decreases in net sales.
The $64.7 million decrease in inventories to $338.6 million as of October 31, 2023 from $403.3 million as of October 31, 2022 was primarily due to decreases in raw material prices and decreased purchases, in line with decreased demand.
The $63.5 million decrease in accounts payable to $497.8 million as of October 31, 2023 from $561.3 million as of October 31, 2022 was primarily due to decreased raw material prices and purchases.
Investing Activities
During 2023 and 2022, we invested $213.6 million and $176.3 million, respectively, of cash in capital expenditures. These investments exclude $6.0 million and $6.7 million of cash purchases and investments in timber properties during 2023 and 2022, respectively.
During 2023, we paid $542.4 million for purchases of businesses, net of cash acquired, primarily for the acquisition of Lee Container Corporate, Inc. (“Lee Container”) on December 15, 2022 (the “Lee Container Acquisition”), the acquisition from approximately 10% to 80% of our ownership interest in Centurion Container LLC (“Centurion”) on March 31, 2023 (the “Centurion Acquisition”), the acquisition of a 51% ownership interest in ColePak, LLC (“ColePak”) on August 23, 2023 (the “ColePak Acquisition”), and the acquisition of Reliance Products, Ltd. (“Reliance”) on October 1, 2023 (the “Reliance Acquisition”).
During 2023, we received $105.3 million of cash from sale of businesses, primarily from the Tama Divestiture. During 2022, we received $139.2 million of cash from sale of businesses, primarily from the FPS Divestiture.
Financing Activities
We paid cash dividends to stockholders of Greif, Inc. in the amount of $116.5 million and $111.3 million for the years ended October 31, 2023 and 2022, respectively. We paid dividends to non-controlling interests in the amount of $14.2 million and $17.2 million for the years ended October 31, 2023 and 2022, respectively.
During 2023, we borrowed $257.0 million of long-term debt, net of proceeds. During 2022, we paid down $189.4 million of long-term debt, net of proceeds and we paid $20.8 million of debt extinguishment charges and debt issuance costs related to our debt refinancing.
During 2023, we paid $63.9 million for the Stock Repurchase Program, as further defined below in Other Liquidity Considerations. During 2022, we paid $86.1 million for the Stock Repurchase Program.

Financial Obligations
Borrowing Arrangements
Long-term debt is summarized as follows:

(in millions)	October 31, 2023	October 31, 2022
2022 Credit Agreement - Term Loans	$1,493.8	$1,565.0
2023 Credit Agreement - Term Loans	296.3	—
Accounts receivable credit facilities	351.0	311.4
2022 Credit Agreement - Revolving Credit Facility	77.3	41.9
Other debt	—	0.4
	2,218.4	1,918.7
Less current portion	88.3	71.1
Less deferred financing costs	8.7	8.3
Long-term debt, net	$2,121.4	$1,839.3
2022 Credit Agreement
We and certain of our subsidiaries are parties to a senior secured credit agreement (the “2022 Credit Agreement”) with a syndicate of financial institutions.
The 2022 Credit Agreement provides for (a) an $800.0 million secured revolving credit facility, consisting of a $725.0 million multicurrency facility and a $75.0 million U.S. dollar facility, maturing on March 1, 2027, (b) a $1,100.0 million secured term loan A-1 facility with quarterly principal installments commencing on July 31, 2022 and continuing through January 31, 2027, with any outstanding principal balance of such term loan A-1 facility being due and payable on maturity on March 1, 2027 and (c) a $515.0 million secured term loan A-2 facility with quarterly principal installments commencing on July 31, 2022 and continuing through January 31, 2027, with any outstanding principal balance of such term loan A-2 being due and payable on maturity on March 1, 2027.
Interest is based on Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on our leverage ratio. Subject to the terms of the 2022 Credit Agreement, we have an option to add borrowings to the 2022 Credit Agreement with the agreement of the lenders. As of October 31, 2023, we had $722.7 million of available borrowing capacity under the $800.0 million secured revolving credit facility.
The repayment of all borrowings under the 2022 Credit Agreement is secured by a security interest in our personal property and the personal property of certain of our U.S. subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of our U.S. subsidiaries, and is secured, in part, by the capital stock of the non-U.S. borrowers. However, in the event that we receive and maintain an investment grade rating from either Moody’s Investors Services, Inc. or Standard & Poor’s Financial Services LLC, we may request the release of such collateral.
The 2022 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness (less the aggregate amount of our unrestricted cash and cash equivalents), to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (as used in this paragraph only “EBITDA”) to be greater than 4.00 to 1.00; provided that such leverage ratio is subject to (i) a covenant step-up (as defined in the 2022 Credit Agreement) increase adjustment of 0.50 upon the consummation of, and the following three fiscal quarters after, certain specified acquisitions, and (ii) a collateral release decrease adjustment of 0.25x during any collateral release period (as defined in the 2022 Credit Agreement). The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated EBITDA, to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve month period. As of October 31, 2023, we were in compliance with the covenants and other agreements in the 2022 Credit Agreement.

2023 Credit Agreement
On May 17, 2023, we and Greif Packaging LLC, a direct wholly owned subsidiary of Greif, Inc. entered into a $300.0 million senior secured credit agreement (the “2023 Credit Agreement”) with CoBank, ACB (“CoBank”), who acted as lender and is acting as administrative agent of the 2023 Credit Agreement. The 2023 Credit Agreement is permitted incremental equivalent debt under the terms of the 2022 Credit Agreement. The 2023 Credit Agreement provides for a $300.0 million secured term loan facility with quarterly principal installments commencing on July 31, 2023 and continuing through January 31, 2028, with any outstanding principal balance of such term loan being due and payable on maturity on May 17, 2028. We used the borrowing under the 2023 Credit Agreement to repay and refinance a portion of the outstanding borrowings under the 2022 Credit Agreement. Interest accruing under the 2023 Credit Agreement is based on SOFR plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on our leverage ratio.
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
The 2023 Credit Agreement contains covenants, including financial covenants, substantially the same as the covenants in 2022 Credit Agreement, as described above, and a “most favored lender” provision related to the 2022 Credit Agreement. As of October 31, 2023, we were in compliance with the covenants and other agreements in the 2023 Credit Agreement.
United States Trade Accounts Receivable Credit Facility
We have a $300.0 million U.S. Receivables Financing Facility Agreement (the “U.S. RFA”) that matures on May 17, 2024. As of October 31, 2023, there was a $270.9 million outstanding balance under the U.S. RFA that is reported as long-term debt in the consolidated balance sheets because we intend to refinance these obligations on a long-term basis and have the intent and ability to consummate a long-term refinancing by renewing the existing agreement or entering into new financing arrangements. The U.S. RFA also contains events of default and covenants that are substantially the same as the covenants under the 2022 Credit Agreement. As of October 31, 2023, we were in compliance with these covenants. Proceeds of the U.S. RFA are available for working capital and general corporate purposes.
International Trade Accounts Receivable Credit Facilities
We have a €100.0 million ($105.7 million as of October 31, 2023) European Receivables Financing Agreement (the “European RFA”) that matures on April 24, 2024. As of October 31, 2023, there was a $80.1 million outstanding balance on the European RFA that is reported as long-term debt in the consolidated balance sheets because we intend to refinance these obligations on a long-term basis and have the intent and ability to consummate a long-term refinancing by renewing the existing agreement or entering into new financing arrangements. As of October 31, 2023, we were in compliance with the covenants that relate to the European RFA. Proceeds of the European RFA are available for working capital and general corporate purposes.
See Note 5 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding our financial obligations.
Financial Instruments
Interest Rate Derivatives
As of October 31, 2023, we have various interest rate swaps with a total notional amount of $1,300.0 million, amortizing down over the term, in which we receive variable interest rate payments based on SOFR and in return are obligated to pay interest at a weighted average fixed interest rate of 2.62%. These derivatives are designated as cash flow hedges for accounting purposes and will mature between March 11, 2024 and July 16, 2029.
We are actively monitoring the interest rate market and may execute new interest rate swaps as appropriate. Subsequent to October 31, 2023, we entered into additional interest rate swaps with a total notional amount of $250.0 million maturing November 3, 2028, in which we receive variable rate interest payments based on SOFR and in return are obligated to pay interest at a weighted average fixed interest rate of 4.20%.

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
As of October 31, 2023 and 2022, we had outstanding foreign currency forward contracts in the notional amount of $66.0 million and $132.1 million, respectively.
We are actively monitoring the foreign exchange hedges market and may execute new foreign currency forward contracts as appropriate. Subsequent to October 31, 2023, we entered into additional foreign currency forward contract in the notional amount of $268.0 million maturing February 29, 2024.
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
We are actively monitoring the cross currency interest rate swap market and may execute new cross currency interest rate swaps as appropriate. Subsequent to October 31, 2023, we entered into additional cross currency interest rate swaps that synthetically swap $213.2 million of fixed rate debt to Euro denominated fixed rate debt maturing November 3, 2028. We receive a weighted average rate of 1.31% on these swaps.
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
Other Liquidity Considerations
Post-Retirement Benefit Plans
We have no near-term post-retirement benefit plan funding obligations. We intend to make a post-retirement benefit plan contribution of $21.9 million during 2024, which we anticipate will consist of $16.2 million of employer contributions and $5.7 million of benefits paid directly by the employer. See Note 9 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding our post-retirement benefit plans.
Contingent Liabilities and Environmental Reserves
Environmental reserves are estimates based on current remediation plans, and actual liabilities could significantly differ from the reserve estimates. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding our contingent liabilities and environmental reserves.
Stock Repurchase Program
In June 2022, the Stock Repurchase Committee of our Board of Directors authorized a program to repurchase up to $150.0 million of shares of our Class A or Class B Common Stock or any combination thereof. On June 23, 2022, we entered into a $75.0 million accelerated share repurchase agreement (“ASR”) with Bank of America, N.A. for the repurchase of shares of our Class A Common Stock. In addition, at that time we initiated a plan to repurchase an aggregate of $75.0 million of shares of our Class A or Class B Common Stock, or any combination thereof, in open market purchases (“OSR program”) (collectively, the “Stock Repurchase Program”).
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
Business Combinations
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
Valuation of Goodwill
We account for goodwill in accordance with ASC 350, “Intangibles – Goodwill and Other.” Under ASC 350, goodwill is not amortized, but instead is tested for impairment either annually on August 1 or when events and circumstances indicate an impairment may have occurred. Our goodwill impairment assessment is performed by reporting unit. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. In conducting the annual impairment tests, the estimated fair value of each of our reporting units is compared to its carrying amount including goodwill. If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, we record an impairment of goodwill equal to the amount by which the carrying value exceeds the fair value of the reporting unit, not to exceed the recorded amount of goodwill.

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
In performing the test, we first evaluate qualitative factors, such as macroeconomic conditions and our overall financial performance to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We then evaluate how significant each of the identified factors could be to the fair value or carrying amount of a reporting unit and weigh those factors in totality in forming a conclusion of whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount (the Step 0 Test). If necessary, the next step in the goodwill impairment test involves comparing the fair value of each of the reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, an impairment loss would be recognized (not to exceed the carrying amount of goodwill). We did not utilize any Step 0 tests in 2023.
For all reporting units with goodwill balances, we proceeded directly to the quantitative impairment testing and the fair value exceeded carrying value by at least 31%, so no impairment was deemed to exist. Net sales, gross profit margin and operating expense forecasts, as well as the selection of discount rates, are the assumptions that are most sensitive and susceptible to change as they require significant management judgment. In addition, certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumption and demand, could result in changes to those assumptions and judgments. A revision of those assumptions could cause the fair value of the reporting unit to fall below its respective carrying value. If in future years, our reporting units’ actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to recognize material impairments to goodwill.
The following table summarizes the carrying amount of goodwill by reporting unit for the year ended October 31, 2023 and 2022:

	Goodwill Balance
(in millions)	October 31, 2023	October 31, 2022
Global Industrial Packaging
North America	$461.6	$286.0
Europe, Middle East and Africa	330.0	315.4
Asia Pacific	96.0	95.2
Paper Packaging & Services	805.4	767.9
Total	$1,693.0	$1,464.5
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to interest rate risk related to our financial instruments that include borrowings under the 2022 Credit Agreement, the 2023 Credit Agreement and proceeds from U.S. RFA and the European RFA and cross currency and interest rate swap agreements. We do not enter into financial instruments for trading or speculative purposes. The interest rate swap agreements have been entered into to manage our exposure to variability in interest rates.
We have various interest rate swaps with a total notional amount of $1,300.0 million, maturing between March 11, 2024 and July 16, 2029. We receive variable interest rate payments based upon one-month U.S. dollar SOFR, and in return are obligated to pay interest at a weighted average fixed interest rate of 2.62%, plus a spread.
Gains (losses) reclassified to earnings under these interest rate swaps were recorded in the amount of $28.5 million, $(8.4) million and $(18.1) million for the years ended October 31, 2023, 2022 and 2021, respectively.
We have various cross currency interest rate swaps that synthetically swap $319.3 million of fixed rate debt to Euro denominated fixed rate debt. We receive a weighted average rate of 1.39%. These agreements are designated as either net investment hedges or cash flow hedges for accounting purposes and will mature between March 2, 2024 and October 5, 2026.
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
Gains on the cross currency swap agreement was recorded in interest expense for the amount of $5.1 million, $5.8 million and $2.2 million for the years ended October 31, 2023, 2022 and 2021, respectively.
Currency Risk
As a result of our international operations, our operating results are subject to fluctuations in currency exchange rates. The geographic presence of our operations mitigates this exposure to some degree. Additionally, our transaction exposure is somewhat limited because we produce and sell a majority of our products in local currency within most countries in which we operate.
As of October 31, 2023 and 2022 we had outstanding foreign currency forward contracts in the notional amount of $66.0 million and $132.1 million, respectively. The purpose of these contracts is to hedge our exposure to foreign currency transactions and short-term intercompany loan balances in our international businesses. These contracts resulted in realized gains (losses) recorded in other expense, net of $1.2 million, $(6.2) million and $0.4 million for the years ended October 31, 2023, 2022 and 2021, respectively.
A sensitivity analysis (with respect only to these instruments) to changes in the foreign currencies hedged indicates that if the U.S. dollar strengthened by 10 percent, the fair value of these instruments would increase by $0.5 million to a net asset of $0.5 million. Conversely, if the U.S. dollar weakened by 10 percent, the fair value of these instruments would decrease by $0.4 million to a net liability of $0.4 million.
Commodity Price Risk
We purchase commodities such as steel, resin, containerboard, pulpwood and energy. We do not currently engage in material hedging of these commodities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME

Year Ended October 31, (in millions, except per share amounts)	2023	2022	2021
Net sales	$5,218.6	$6,349.5	$5,556.1
Costs of products sold	4,072.5	5,064.1	4,463.1
Gross profit	1,146.1	1,285.4	1,093.0
Selling, general and administrative expenses	549.1	581.0	565.9
Acquisition and integration related costs	19.0	8.7	9.1
Restructuring charges	18.7	13.0	23.1
Timberland gains, net	—	—	(95.7)
Non-cash asset impairment charges	20.3	71.0	8.9
Gain on disposal of properties, plants and equipment, net	(2.5)	(8.1)	(3.7)
(Gain) Loss on disposal of businesses, net	(64.0)	(1.4)	0.2
Operating profit	605.5	621.2	585.2
Interest expense, net	96.3	61.2	92.7
Non-cash pension settlement charges	3.5	—	9.1
Debt extinguishment charges	—	25.4	—
Other expense, net	11.0	8.9	4.8
Income before income tax expense and equity earnings of unconsolidated affiliates, net	494.7	525.7	478.6
Income tax expense	117.8	137.1	69.6
Equity earnings of unconsolidated affiliates, net of tax	(2.2)	(5.4)	(4.2)
Net income	379.1	394.0	413.2
Net income attributable to noncontrolling interests	(19.9)	(17.3)	(22.5)
Net income attributable to Greif, Inc.	$359.2	$376.7	$390.7
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$6.22	$6.36	$6.57
Class B common stock	$9.32	$9.53	$9.84
Diluted earnings per share attributed to Greif, Inc. common shareholders:
Class A common stock	$6.15	$6.30	$6.54
Class B common stock	$9.32	$9.53	$9.84
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended October 31, (in millions)	2023	2022	2021
Net income	$379.1	$394.0	$413.2
Other comprehensive income (loss), net of tax:
Foreign currency translation*	(1.1)	(27.9)	(1.6)
Derivative financial instruments	(1.1)	76.4	21.1
Minimum pension liabilities	(11.9)	(1.1)	50.4
Other comprehensive (loss) income, net of tax	(14.1)	47.4	69.9
Comprehensive income	365.0	441.4	483.1
Comprehensive income attributable to noncontrolling interests	20.0	10.5	21.4
Comprehensive income attributable to Greif, Inc.	$345.0	$430.9	$461.7
*Year ended October 31, 2022 amount includes $113.1 million release of foreign currency translation from business divestment.
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

(in millions)	October 31, 2023	October 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$180.9	$147.1
Trade accounts receivable, net of allowance	659.4	749.1
Inventories:
Raw materials	255.8	316.0
Finished goods	82.8	87.3
Assets held for sale	5.0	1.3
Prepaid expenses	46.0	57.3
Other current assets	139.2	141.3
	1,369.1	1,499.4
Long-term assets
Goodwill	1,693.0	1,464.5
Other intangible assets, net of amortization	792.2	576.2
Deferred tax assets	22.9	10.1
Pension assets	36.2	30.8
Operating lease assets	290.3	254.7
Finance lease assets	30.5	1.2
Other long-term assets	164.0	178.0
	3,029.1	2,515.5
Properties, plants and equipment
Timber properties, net of depletion	229.6	226.8
Land	153.7	154.8
Buildings	544.3	515.1
Machinery and equipment	2,138.8	1,968.3
Capital projects in progress	200.5	182.9
	3,266.9	3,047.9
Accumulated depreciation	(1,704.3)	(1,592.9)
	1,562.6	1,455.0
Total assets	$5,960.8	$5,469.9
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

(in millions)	October 31, 2023	October 31, 2022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$497.8	$561.3
Accrued payroll and employee benefits	137.7	174.4
Restructuring reserves	16.8	12.3
Current portion of long-term debt	88.3	71.1
Short-term borrowings	5.4	5.7
Current portion of operating lease liabilities	53.8	48.9
Current portion of finance lease liabilities	3.4	0.9
Other current liabilities	136.1	173.3
	939.3	1,047.9
Long-term liabilities
Long-term debt	2,121.4	1,839.3
Operating lease liabilities	240.2	209.4
Finance lease liabilities	27.9	0.2
Deferred tax liabilities	325.6	343.6
Pension liabilities	56.3	58.0
Post-retirement benefit obligations	6.2	7.2
Contingent liabilities and environmental reserves	17.3	19.0
Long-term income tax payable	21.2	25.6
Other long-term liabilities	93.8	109.6
	2,909.9	2,611.9
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interests (Note 15)	125.3	15.8
Equity
Common stock, without par value	208.4	173.5
Treasury stock, at cost	(281.9)	(205.1)
Retained earnings	2,337.9	2,095.2
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation	(317.7)	(316.5)
Derivative financial instruments	71.7	72.8
Minimum pension liabilities	(70.5)	(58.6)
Total Greif, Inc. shareholders’ equity	1,947.9	1,761.3
Noncontrolling interests	38.4	33.0
Total shareholders’ equity	1,986.3	1,794.3
Total liabilities and shareholders’ equity	$5,960.8	$5,469.9
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended October 31, (in millions)	2023	2022	2021
Cash flows from operating activities:
Net income	$379.1	$394.0	$413.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	230.6	216.6	234.4
Timberland gains, net	—	—	(95.7)
Non-cash asset impairment charges	20.3	71.0	8.9
Non-cash pension settlement charges	3.5	—	9.1
Gain on disposals of properties, plants and equipment, net	(2.5)	(8.1)	(3.7)
(Gain) loss on disposals of businesses, net	(64.0)	(1.4)	0.2
Unrealized foreign exchange loss (gain)	12.7	(1.6)	1.0
Deferred income tax (benefit) expense	(28.7)	13.4	(47.2)
Debt extinguishment charges	—	22.6	—
Non-cash lease expense	38.0	35.7	40.0
Other, net	2.2	0.8	(2.4)
Increase (decrease) in cash from changes in certain assets and liabilities, net of impacts from acquisitions:
Trade accounts receivable	130.3	25.1	(247.5)
Inventories	101.0	6.1	(205.6)
Accounts payable	(79.8)	(40.5)	230.4
Restructuring reserves	4.4	(6.6)	(1.4)
Operating leases	(37.3)	(36.9)	(43.5)
Pension and post-retirement benefit liabilities	(26.9)	(24.7)	(11.5)
Other, net	(33.4)	(8.0)	117.3
Net cash provided by operating activities	649.5	657.5	396.0
Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(542.4)	—	—
Purchases of properties, plants and equipment	(213.6)	(176.3)	(140.7)
Purchases of and investments in timber properties	(6.0)	(6.7)	(6.6)
Proceeds from the sale of properties, plants, equipment and other assets	8.6	20.3	16.2
Proceeds from the sale of businesses	105.3	139.2	2.7
Proceeds on timberlands	—	—	145.1
Payments for deferred purchase price of acquisitions	(22.1)	(4.7)	(3.7)
Collections on receivables held in special purpose entities	—	—	50.9
Payments for issuance of loans receivable	—	—	(15.0)
Other	—	—	(2.1)
Net cash (used in) provided by investing activities	(670.2)	(28.2)	46.8
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,285.6	3,915.8	1,806.4
Payments on long-term debt	(2,028.6)	(4,105.2)	(2,176.4)
(Payments on) proceeds from short-term borrowings, net	(0.7)	(36.3)	21.1
Proceeds from trade accounts receivable credit facility	180.2	301.9	106.0
Payments on trade accounts receivable credit facility	(145.8)	(365.3)	(23.1)
Payments for liabilities held in special purpose entities	—	—	(43.3)
Dividends paid to Greif, Inc. shareholders	(116.5)	(111.3)	(105.8)

Dividends paid to noncontrolling interests	(14.2)	(17.2)	(7.8)
Payments for debt extinguishment and issuance costs	—	(20.8)	—
Payments for share repurchases	(63.9)	(71.1)	—
Forward contract for accelerated share repurchases	—	(15.0)	—
Tax withholding payments for stock-based awards	(13.7)	—	—
Purchases of redeemable and mandatorily redeemable noncontrolling interest	(7.3)	(6.5)	—
Other, net	(5.4)	—	—
Net cash provided by (used in) financing activities	69.7	(531.0)	(422.9)
Reclassification of cash to assets held for sale	—	—	0.5
Effects of exchange rates on cash	(15.2)	(75.8)	(1.7)
Net increase in cash and cash equivalents	33.8	22.5	18.7
Cash and cash equivalents at beginning of year	147.1	124.6	105.9
Cash and cash equivalents at end of year	$180.9	$147.1	$124.6

Year Ended October 31, (in millions)	2023	2022	2021
Supplemental information:
Non-cash transactions:
Capital expenditures included in accounts payable	$29.1	$24.4	$38.7
Schedule of interest and income taxes paid:
Cash payments for interest expense	$112.9	$70.3	$104.5
Cash payments for taxes	$155.2	$157.0	$54.7
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
As of October 31, 2020	48,450	$170.2	28,392	$(134.4)	$1,543.9	$(427.5)	$1,152.2	$48.5	1,200.7
Net income					390.7		390.7	22.5	413.2
Other comprehensive income (loss):
Foreign currency translation						(0.5)	(0.5)	(1.1)	(1.6)
Derivative financial instruments, net of $7.0 million tax expense						21.1	21.1		21.1
Minimum pension liability adjustment, net of $15.8 million tax expense						50.4	50.4		50.4
Comprehensive income							461.7		483.1
Current period mark to redemption value of redeemable noncontrolling interest and other					(2.6)		(2.6)		(2.6)
Net income allocated to redeemable noncontrolling interests								(2.4)	(2.4)
Dividends paid to Greif, Inc., Shareholders ($1.78 per Class A share and $2.66 per Class B share)					(105.8)		(105.8)		(105.8)
Dividends paid to noncontrolling interests and other								(6.2)	(6.2)
Dividends earned on RSU shares					(0.6)		(0.6)		(0.6)
Long-term incentive shares issued	80	3.9	(80)	0.2			4.1		4.1
Shared based compensation	—	3.9	—	—			3.9		3.9
Restricted stock, executive	3	0.1	(3)	—			0.1		0.1
Restricted stock, directors	26	1.2	(26)	0.1			1.3		1.3
As of October 31, 2021	48,559	$179.3	28,283	$(134.1)	$1,825.6	$(356.5)	$1,514.3	$61.3	$1,575.6
Net income					376.7		376.7	17.3	394.0
Other comprehensive income (loss):
Foreign currency translation, net of $113.1 million business divestment release						(21.1)	(21.1)	(6.8)	(27.9)
Derivative financial instruments, net of $25.2 million tax expense						76.4	76.4		76.4
Minimum pension liability adjustment, net of $5.4 million tax expense						(1.1)	(1.1)		(1.1)
Comprehensive income							430.9		441.4
Divestment of noncontrolling interest							—	(23.3)	(23.3)
Current period mark to redemption value of redeemable noncontrolling interest and other					5.5		5.5		5.5
Net income allocated to redeemable noncontrolling interests								(0.1)	(0.1)
Dividends paid to Greif, Inc., Shareholders ($1.88 per Class A share and $2.81 per Class B share)					(111.3)		(111.3)		(111.3)
Dividends paid to noncontrolling interests and other								(15.4)	(15.4)
Dividends earned on RSU shares					(1.3)		(1.3)		(1.3)
Share repurchases	(1,192)	(15.0)	1,192	(71.1)			(86.1)		(86.1)
Long-term incentive shares issued	51	3.0	(51)	0.1			3.1		3.1
Shared based compensation	—	4.9	—	—			4.9		4.9
Restricted stock, executive	3	0.1	(3)	—			0.1		0.1
Restricted stock, directors	22	1.2	(22)	—			1.2		1.2
As of October 31, 2022	47,443	$173.5	29,399	$(205.1)	$2,095.2	$(302.3)	$1,761.3	$33.0	$1,794.3
Net income					359.2		359.2	19.9	379.1
Other comprehensive income (loss):
Foreign currency translation						(1.2)	(1.2)	0.1	(1.1)
Derivative financial instruments, net of $0.3 million tax benefit						(1.1)	(1.1)		(1.1)
Minimum pension liability adjustment, net of $4.7 million tax expense						(11.9)	(11.9)		(11.9)
Comprehensive income							345.0		365.0
Current period mark to redemption value of redeemable noncontrolling interest					0.1		0.1		0.1
Net income allocated to redeemable noncontrolling interests								(2.7)	(2.7)
Dividends paid to Greif, Inc., Shareholders ($2.02 and $3.02 per Class A share and Class B share, respectively)					(116.5)		(116.5)		(116.5)
Dividends paid to noncontrolling interests and other								(11.9)	(11.9)
Dividends earned on RSU shares					(0.1)		(0.1)		(0.1)
Colleague stock purchase plan	—	0.3	—	—			0.3		0.3
Share repurchases	(1,006)	14.5	1,006	(78.9)			(64.4)		(64.4)
Long-term incentive shares issued	350	14.7	(350)	2.0			16.7		16.7
Share based compensation	—	4.2	—	—			4.2		4.2
Restricted stock, directors	18	1.2	(18)	0.1			1.3		1.3
As of October 31, 2023	46,805	$208.4	30,037	$(281.9)	$2,337.9	$(316.5)	$1,947.9	$38.4	$1,986.3
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Business
Greif, Inc. and its subsidiaries (collectively, “Greif,” “our,” or the “Company”), principally manufacture rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, jerrycans and other small plastics, closure systems for industrial packaging products, transit protection products, water bottles and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, filling, logistics, warehousing and other packaging services. The Company produces and sells containerboard, corrugated sheets, corrugated containers and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products. The Company also produces and sells coated recycled paperboard and uncoated recycled paperboard, some of which are used to produce and sell industrial products (tubes and cores, construction products and protective packaging). The Company produces and sells bulk and specialty partitions made from both containerboard and uncoated recycled paperboard. In addition, the Company also purchases and sells recycled fiber and produces and sells adhesives used in the Company’s paperboard products. The Company owns timber properties in the southeastern United States which are actively harvested and regenerated. The Company has operations in over 35 countries.
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
There were approximately 12,000 full time employees of the Company as of October 31, 2023.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Greif, Inc., all wholly owned and majority-owned subsidiaries, joint ventures controlled by the Company or for which the Company is the primary beneficiary and equity earnings of unconsolidated affiliates. All intercompany transactions and balances have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity method based on the Company’s ownership interest in the unconsolidated affiliate.
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts totaled $6.2 million and $6.1 million as of October 31, 2023 and 2022, respectively. The Company recognizes allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on its historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a specific allowance for bad debts. Amounts deemed uncollectible are written-off against the allowance for doubtful accounts.
Concentration of Credit Risk and Major Customers
The Company maintains cash depository accounts with banks throughout the world and invests in high quality short-term liquid instruments. Such investments are made only in instruments issued by high quality institutions and mature within three months. The Company did not incur any losses related to these investments during the years ended October 31, 2023, 2022 and 2021.
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
Net Assets Held for Sale
Net assets held for sale represent land, buildings and other assets and liabilities for locations that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment,” at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the assets utilizing recent purchase offers, market comparables and/or reliable third party data. The Company’s estimate as to fair value is regularly reviewed and assets are subject to changes, such as in the commercial real estate markets and the Company’s continuing evaluation as to the asset’s acceptable sale price. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales of these assets within the upcoming year, assuming offers deemed sufficient by management are received as result of marketing efforts. See Note 6 herein for additional information regarding assets and liabilities held for sale.
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
The Company’s determinations of estimated fair value of the reporting units are based on both the market approach and a discounted cash flow analysis utilizing the income approach. Under the market approach, the principal inputs are market prices and valuation multiples for public companies engaged in businesses that are considered comparable to the reporting unit. Under the income approach, the principal inputs are the reporting unit’s cash-generating capabilities and the discount rate. The discount rates used in the income approach are based on a market participant’s weighted average cost of capital. The use of alternative estimates, including different peer groups or changes in the industry, or adjusting the discount rate, earnings before interest, taxes, depreciation, depletion and amortization forecasts or cash flow assumptions used could affect the estimated fair value of the reporting units and potentially result in goodwill impairment. Any identified impairment would result in an expense to the Company’s results of operations. See Note 3 herein for additional information regarding goodwill and other intangible assets.
Other Intangibles
The Company accounts for intangible assets in accordance with ASC 350. Definite lived intangible assets are amortized over their useful lives on a straight-line basis, with amortization expense being recorded on the same basis. The useful lives for definite lived intangible assets vary depending on the type of asset and the terms of contracts or the valuation performed, but generally have the range of:

Years
Trademarks and trade names	5-15
Customer relationships	5-23
Acquisitions
From time to time, the Company acquires businesses and/or assets that augment and complement its operations. In accordance with ASC 805, “Business Combinations,” these acquisitions are accounted for under the purchase method of accounting. Under this method, the Company allocates the fair value of purchase consideration transferred to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition. The excess purchase consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, is recorded as goodwill. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
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

Internal Use Software
Internal use software is accounted for under ASC 985, “Software.” Internal use software is software that is acquired, internally developed or modified solely to meet the Company’s needs and for which, during the software’s development or modification, a plan does not exist to market the software externally. Costs incurred to acquire and develop the software during the application development stage and for upgrades and enhancements that provide additional functionality are capitalized and then amortized over a 3 to 7 year period. Internal use software is capitalized as a component of machinery and equipment on the consolidated balance sheets.
Long-Lived Assets
Properties, plants and equipment are stated at cost. Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of the assets, with general useful lives of the assets as follows:

Years
Buildings	30
Machinery and equipment	10-15
Depreciation expense was $156.8 million, $138.1 million and $164.6 million in 2023, 2022 and 2021, respectively. Expenditures for repairs and maintenance are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts. Gains or losses are credited or charged to income as incurred.
The Company capitalizes interest on long-term fixed asset projects using a rate that approximates the weighted average cost of borrowing. For the years ended October 31, 2023, 2022 and 2021, the Company’s capitalized interest costs were not material.
The Company tests for impairment of properties, plants and equipment if certain indicators are present to suggest that impairment may exist. Long-lived assets are grouped together at the lowest level, generally at the plant level, for which identifiable cash flows are largely independent of cash flows of other groups of long-lived assets. As events warrant, the Company evaluates the recoverability of long-lived assets, other than goodwill and indefinite-lived intangible assets, by assessing whether the carrying value can be recovered over their remaining useful lives through the expected future undiscounted operating cash flows of the underlying business. Future decisions to change the Company’s manufacturing processes, exit certain businesses, reduce excess capacity, temporarily idle facilities and close facilities could also result in material impairment losses. Any impairment loss that may be required is determined by comparing the carrying value of the assets to their estimated fair value.
As of October 31, 2023, the Company’s timber properties consisted of approximately 175,000 acres, all of which were located in the southeastern United States. The Company’s land costs are maintained by tract. Upon acquisition of a new timberland tract, the Company records separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. The Company begins recording pre-merchantable timber costs at the time the site is prepared for planting. Costs capitalized during the establishment period include site preparation by aerial spray, costs of seedlings, including refrigeration rental and trucking, planting costs, herbaceous weed control, woody release and labor and machinery use. The Company does not capitalize interest costs in the process. Property taxes are expensed as incurred. New road construction costs are capitalized as land improvements and depreciated over a 10 to 20 year period. Road repairs and maintenance costs are expensed as incurred. Costs after establishment of the seedlings, including management costs, pre-commercial thinning costs and fertilization costs, are expensed as incurred. Once the timber becomes merchantable, the cost is transferred from the pre-merchantable timber category to the merchantable timber category in the depletion block.
Merchantable timber costs are maintained by five product classes: pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a depletion block, with each depletion block based upon a geographic district or subdistrict. Currently, the Company has five depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, the Company estimates the volume of the Company’s merchantable timber for the five product classes by each depletion block and depletion costs recognized upon sales are calculated as volumes sold times the unit costs in the respective depletion block. For the years ended October 31, 2023, 2022 and 2021, the Company’s depletion expense was not material.

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
Self-insurance
The Company is self-insured for certain of the claims made under its employee medical and dental insurance programs. The Company had recorded liabilities totaling $7.0 million and $7.9 million for estimated costs related to outstanding claims as of October 31, 2023 and 2022, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on management’s assessment of outstanding claims, historical analyses and current payment trends. The Company recorded an estimate for the claims incurred, but not reported using an estimated lag period based upon historical information.
The Company has certain deductibles applied to various insurance policies including general liability, product, vehicle and workers’ compensation. The Company maintains net liabilities totaling $22.2 million and $24.7 million for anticipated costs related to general liability, product, vehicle and workers’ compensation claims as of October 31, 2023 and 2022, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on the Company’s assessment of its deductibles, outstanding claims, historical analysis, actuarial information and current payment trends.
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
The Company’s contracts with customers are broadly similar in nature throughout its reportable segments, but the amount, timing and uncertainty of revenue and cash flows may vary in each reportable segment due to geographic factors. See Note 13 herein for additional disclosures of revenue disaggregated by geography for each reportable segment.
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
The cumulative translation adjustments, which represent the effects of translating assets and liabilities of the Company’s international operations, are presented in the consolidated statements of changes in shareholders’ equity in accumulated other comprehensive income (loss). Transaction gains and losses on foreign currency transactions denominated in a currency other than an entity’s functional currency are credited or charged to income. The amounts included in other expense, net related to foreign currency transaction losses were not material for the years ended October 31, 2023, 2022 and 2021.
Derivative Financial Instruments
In accordance with ASC 815, “Derivatives and Hedging,” the Company records all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. Dependent on the designation of the derivative instrument, changes in fair value are recorded to earnings or shareholders’ equity through other comprehensive income (loss).
The Company may from time to time use interest rate swap agreements to hedge against changing interest rates. For interest rate swap agreements designated as cash flow hedges, the net gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company’s interest rate swap agreements effectively convert a portion of floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense.
The Company’s cross currency interest rate swap agreements synthetically swap United States dollar denominated fixed rate debt for Euro denominated fixed rate debt and are designated as either net investment hedges or cash flow hedges for accounting purposes. The gain or loss on the net investment hedge derivative instruments is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. The gain or loss on the cash flow hedge derivative instruments is included in the unrealized foreign exchange component of other expense, offset by the underlying gain or loss on the underlying cash flows that are being hedged. Interest payments received from the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the consolidated statements of income.
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
Newly Adopted Accounting Standards
There have been no new accounting pronouncements adopted since the filing of the 2022 Form 10-K.

Recently Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The effective date for the Company to adopt this ASU for fiscal year-end and interim period is November 1, 2024 and November 1, 2025 respectively. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flow and disclosures.
NOTE 2 — ACQUISITIONS AND DIVESTITURES
Acquisitions
ColePak Acquisition
The Company acquired a 51% ownership interest in ColePak, LLC (“ColePak”) on August 23, 2023 (the “ColePak Acquisition”). ColePak is a manufacturer of bulk and specialty partitions made from both containerboard and uncoated recycled board and is the second largest supplier of paper partitions in North America. The total purchase price for this acquisition, net of cash acquired, was $74.6 million. The fair value of the remaining noncontrolling interest of 49% after the acquisition was $72.1 million, which was determined using a Monte Carlo option pricing model, and is redeemable through contractual terms.
The following table summarizes the consideration transferred to acquire ColePak and the preliminary valuation of identifiable assets acquired and liabilities assumed at the acquisition date:

(in millions)	Amounts Recognized as of the Acquisition Date
Fair value of consideration transferred
Cash consideration	$74.6
Noncontrolling interest	72.1

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$6.7
Inventories	3.3
Intangibles	59.0
Operating lease assets	8.6
Properties, plants and equipment	19.4
Total assets acquired	97.0

Accounts payable and other current liabilities	(1.8)
Operating lease liabilities	(8.6)
Total liabilities assumed	(10.4)
Total identifiable net assets	$86.6
Goodwill	$60.1
The Company recognized goodwill related to this acquisition of $60.1 million. The goodwill recognized in this acquisition was attributable to the acquired assembled workforce, expected synergies, economies of scale and expanded market presence, none of which qualify for recognition as a separate intangible asset. ColePak is reported within the Paper Packaging & Services segment to which the goodwill was assigned. The goodwill is expected to be deductible for tax purposes.
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
Acquired intangible assets are being amortized over the estimated useful lives on a straight-line basis. The following table summarizes the preliminary purchase price allocation and weighted average remaining useful lives for identifiable intangible assets acquired as of the acquisition date:

(in millions)	Purchase Price Allocation	Weighted Average Estimated Useful Life
Customer relationships	$50.6	15.0
Trademarks	8.4	5.0
Total intangible assets	$59.0
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
ColePak’s results of operations have been included in the Company’s financial statements for the period subsequent to the acquisition date of August 23, 2023. ColePak contributed net sales of $10.4 million for the year ended October 31, 2023.
Centurion Acquisition
The Company completed its acquisition of controlling influence over Centurion Container LLC (“Centurion”) on March 31, 2023 (the “Centurion Acquisition”), by increasing the Company’s ownership interest in Centurion from approximately 10% to 80%. Centurion is a leader in the North American intermediate bulk container (“IBC”) reconditioning industry and is involved in IBC rebottling, reconditioning and distribution. The total purchase price for this acquisition, net of cash acquired, was $144.5 million. The fair value of the remaining noncontrolling interest of 20% after the acquisition was $40.9 million, which was determined using the implied enterprise value based on the purchase price and redemption mechanism, and is redeemable through contractual terms.
Prior to the acquisition, the Company accounted for its approximately 10% ownership interest under the equity method of accounting. The acquisition of a controlling financial interest was accounted for as a step acquisition in accordance with ASC 805. As a result, fair value of our previously held interest in Centurion of $16.8 million was valued using a discounted cash flow model, resulting in a gain of $9.8 million. The gain was reflected in the consolidated statements of income within the gain on disposal of businesses, net line.

The following table summarizes the consideration transferred to acquire Centurion and the preliminary valuation of identifiable assets acquired and liabilities assumed at the acquisition date:

(in millions)	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments	Amount Recognized as of Acquisition Date (as Adjusted)
Fair value of consideration transferred
Cash consideration	$144.5	$—	$144.5
Noncontrolling interest	40.9	—	40.9
Previously held interest	16.8	—	16.8

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$12.4	$—	$12.4
Inventories	2.0	—	2.0
Prepaid and other current assets	0.4	—	0.4
Intangibles	83.4	9.4	92.8
Operating lease assets	10.2	—	10.2
Properties, plants and equipment	7.7	—	7.7
Total assets acquired	116.1	9.4	125.5

Accounts payable	(4.2)	—	(4.2)
Other current liabilities	(4.3)	—	(4.3)
Operating lease liabilities	(10.2)	—	(10.2)
Total liabilities assumed	(18.7)	—	(18.7)
Total identifiable net assets	$97.4	$9.4	$106.8
Goodwill	$104.8	$(9.4)	$95.4
The Company recognized goodwill related to this acquisition of $95.4 million. The goodwill recognized in this acquisition was attributable to the acquired assembled workforce, expanded market presence and enhanced business network, none of which qualify for recognition as a separate intangible asset. Centurion is reported within the Global Industrial Packaging segment to which the goodwill was assigned. The goodwill is expected to be deductible for tax purposes.
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
Acquired intangible assets are being amortized over the estimated useful lives on a straight-line basis. The following table summarizes the preliminary purchase price allocation and weighted average remaining useful lives for identifiable intangible assets acquired as of the acquisition date:

(in millions)	Purchase Price Allocation	Weighted Average Estimated Useful Life
Customer relationships	$77.5	12.0
Favorable leases	1.6	19.0
Trademarks	13.7	5.0
Total intangible assets	$92.8

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
Centurion’s results of operations have been included in the Company’s financial statements for the period subsequent to the acquisition date of March 31, 2023. Centurion contributed net sales of $55.0 million for the year ended October 31, 2023.
Lee Container Acquisition
The Company acquired Lee Container Corporation, Inc. (“Lee Container”) on December 15, 2022 (the “Lee Container Acquisition”). Lee Container is an industry-leading manufacturer of high-performance barrier and conventional blow molded containers, jerrycans and small plastics. The total purchase price for this acquisition, net of cash acquired, was $303.0 million. The Company incurred transaction costs of $5.1 million to complete this acquisition.
The following table summarizes the consideration transferred to acquire Lee Container and the preliminary valuation of identifiable assets acquired and liabilities assumed at the acquisition date:

(in millions)	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments	Amount Recognized as of Acquisition Date (as Adjusted)
Fair value of consideration transferred
Cash consideration	$302.8	$0.2	$303.0

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$21.9	$(0.4)	$21.5
Inventories	27.5	(5.2)	22.3
Prepaid and other current assets	0.5	—	0.5
Intangibles	133.5	—	133.5
Finance lease assets	32.4	1.0	33.4
Properties, plants and equipment	54.7	—	54.7
Total assets acquired	270.5	(4.6)	265.9

Accounts payable	(3.9)	—	(3.9)
Accrued payroll and employee benefits	(1.3)	—	(1.3)
Other current liabilities	(3.1)	2.9	(0.2)
Finance lease liabilities	(30.6)	(2.8)	(33.4)
Total liabilities assumed	(38.9)	0.1	(38.8)
Total identifiable net assets	$231.6	(4.5)	227.1
Goodwill	$71.2	$4.7	$75.9
The Company recognized goodwill related to this acquisition of $75.9 million. The goodwill recognized in this acquisition was attributable to the acquired assembled workforce, expected synergies and economies of scale, none of which qualify for recognition as a separate intangible asset. Lee Container is reported within the Global Industrial Packaging segment to which the goodwill was assigned. The goodwill is expected to be deductible for tax purposes.
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
Acquired intangible assets are being amortized over the estimated useful lives on a straight-line basis. The following table summarizes the preliminary purchase price allocation and weighted average remaining useful lives for identifiable intangible assets acquired as of the acquisition date:

(in millions)	Purchase Price Allocation	Weighted Average Estimated Useful Life
Customer relationships	$120.0	15.0
Trademarks	13.5	5.0
Total intangible assets	$133.5
The Company is still assessing inventory, among other things, and therefore has not yet finalized the determination of the fair value of assets acquired and liabilities assumed. The Company expects to finalize these amounts within one year of the acquisition date. The estimate of fair value and purchase price allocation were based on information available at the time of closing the acquisition, and the Company continues to evaluate the underlying inputs and assumptions that are being used in fair value estimates. Accordingly, these preliminary estimates are subject to adjustments during the measurement period, not to exceed one year from the acquisition date, based upon new information obtained about facts and circumstances that existed as of the date of closing the acquisition.
Lee Container’s results of operations have been included in the Company’s financial statements for the period subsequent to the acquisition date of December 15, 2022. Lee Container contributed net sales of $109.4 million for the year ended October 31, 2023.
Pro Forma Results
The following unaudited supplemental pro forma data presents consolidated information as if the ColePak Acquisition, Centurion Acquisition and Lee Container Acquisition had been completed on November 1, 2021. These amounts were calculated after adjusting ColePak’s, Centurion’s and Lee Container’s results to reflect interest expense incurred on the debt to finance the acquisitions, additional depreciation and amortization that would have been charged assuming the fair value of property, plant and equipment and intangible assets had been applied from November 1, 2021, the adjusted tax expense, and related transaction costs.

	Twelve Months Ended October 31,
(in millions, except per share amounts)	2023	2022
Pro forma net sales	$5,276.5	$6,607.6
Pro forma net income attributable to Greif, Inc.	361.0	380.5
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$6.25	$6.42
Class B common stock	$9.36	$9.62
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$6.18	$6.36
Class B common stock	$9.36	$9.62
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

Reliance Acquisition
The Company acquired Reliance Products, Ltd. (“Reliance”) on October 1, 2023 (the “Reliance Acquisition”). Reliance is a leading producer of high-performance barrier and conventional blow molded jerrycans and small plastics containers in Canada. The total purchase price for this acquisition, net of cash acquired, was $20.2 million. The Company recognized goodwill related to this acquisition of $4.1 million and intangibles related to this acquisition of $1.1 million.
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
NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill by reportable segment for the years ended October 31, 2023 and 2022:

(in millions)	Global Industrial Packaging (1)	Paper Packaging & Services	Total
Balance at October 31, 2021	$747.3	$768.1	$1,515.4
Currency translation	(50.7)	(0.2)	(50.9)
Balance at October 31, 2022	$696.6	$767.9	$1,464.5
Goodwill acquired	175.4	60.1	235.5
Goodwill allocated to divestitures	—	(22.5)	(22.5)
Currency translation	15.6	(0.1)	15.5
Balance at October 31, 2023	$887.6	$805.4	$1,693.0
(1)Accumulated goodwill impairment loss was $63.3 million as of October 31, 2023, 2022 and 2021, related to the Global Industrial Packaging reportable segment.
The Company reviews goodwill by reporting unit and indefinite-lived intangible assets for impairment as required by ASC 350, “Intangibles – Goodwill and Other,” either annually on August 1, or whenever events and circumstances indicate impairment may have occurred. A reporting unit is the operating segment, or a business unit one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. The components are aggregated into reporting units for purposes of goodwill impairment testing to the extent they share similar qualitative and quantitative characteristics.
The Company performed its annual goodwill impairment test as of August 1, 2023. The fair value of the Company’s goodwill reporting units exceeded the carrying value, resulting in no impairment. Discount rates, revenue growth rates and gross margins are the assumptions that are most sensitive and susceptible to change as they require significant management judgment. In addition, certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumption and demand, could result in changes to these assumptions and judgments. A revision of these assumptions could cause the fair value of the reporting unit to fall below its respective carrying value. As for all of the Company’s reporting units, if in future years, the reporting unit’s actual results are not consistent with the Company’s estimates and assumptions used to calculate fair value, the Company may be required to recognize material impairments to goodwill.

The following table summarizes the carrying amount of net intangible assets by class as of October 31, 2023 and 2022:

(in millions)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
October 31, 2023:
Indefinite lived:
Trademarks and trade names	$7.9	$—	$7.9
Definite lived:
Customer relationships	1,031.1	283.2	747.9
Trademarks and trade names	44.3	9.6	34.7
Other	2.1	0.4	1.7
Total	$1,085.4	$293.2	$792.2

October 31, 2022:
Indefinite lived:
Trademarks and trade names	$7.9	$—	$7.9
Definite lived:
Customer relationships	834.5	270.0	564.5
Trademarks and trade names	8.3	4.6	3.7
Other	0.7	0.6	0.1
Total	$851.4	$275.2	$576.2
Gross intangible assets increased by $234.0 million for the year ended October 31, 2023. The increase was attributable to $286.4 million additional assets from acquisition and $1.9 million of currency fluctuations, which was offset by the write-off of $54.3 million fully amortized assets.
Amortization expense was $71.9 million, $58.2 million and $66.9 million for the years ended October 31, 2023, 2022 and 2021, respectively. Amortization expense for the next five years is expected to be $77.3 million in 2024, $75.4 million in 2025, $75.2 million in 2026, $75.1 million in 2027 and $70.5 million in 2028.
Definite lived intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that are contractually or legally determined, or over the period a market participant would benefit from the asset. Indefinite lived intangibles of approximately $7.9 million as of October 31, 2023, related primarily to the Tri-Sure trademark and trade names related to Box Board and Pachmas, are not amortized, but rather are tested for impairment at least annually.
NOTE 4 – RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the years ended October 31, 2023 and 2022:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2021	$18.6	$1.7	$20.3
Costs incurred and charged to expense	6.3	6.7	13.0
Costs paid or otherwise settled	(13.7)	(7.3)	(21.0)
Balance at October 31, 2022	$11.2	$1.1	$12.3
Costs incurred and charged to expense	11.8	6.9	18.7
Costs paid or otherwise settled	(6.6)	(7.6)	(14.2)
Balance at October 31, 2023	$16.4	$0.4	$16.8

The focus for restructuring activities in 2023 was to optimize and integrate operations and close underperforming plants in the Paper Packaging & Services reportable segment and to optimize and rationalize operations in the Global Industrial Packaging reportable segment. During the year ended October 31, 2023, the Company recorded restructuring charges of $18.7 million, as compared to $13.0 million of restructuring charges recorded during the year ended October 31, 2022. The restructuring activity for the year ended October 31, 2023 consisted of $11.8 million in employee separation costs and $6.9 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities. There were nine plants closed or divested in 2023 and a total of 456 employees severed throughout 2023 as part of the Company’s restructuring efforts.
The focus for restructuring activities in 2022 was to optimize and integrate operations in the Paper Packaging & Services reportable segment and to rationalize operations and close underperforming assets in the Global Industrial Packaging reportable segment. During 2022, the Company recorded restructuring charges of $13.0 million, consisting of $6.3 million in employee separation costs and $6.7 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities. There were seventeen plants closed or divested in 2022 and a total of 132 employees severed throughout 2022 as part of the Company’s restructuring efforts.
The focus for restructuring activities in 2021 was to optimize and integrate operations in the Paper Packaging & Services reportable segment and to rationalize operations and close underperforming assets in the Global Industrial Packaging reportable segment. During 2021, the Company recorded restructuring charges of $23.1 million, consisting of $14.9 million in employee separation costs and $8.2 million in other restructuring costs, primarily consisting of professional fees incurred for services specifically associated with employee separation and relocation. There were five plants closed or divested in 2021 and a total of 177 employees severed throughout 2021 as part of the Company’s restructuring efforts.
The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-K. Remaining amounts expected to be incurred were $12.0 million as of October 31, 2023:

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the year ended October 31, 2023	Amounts Remaining to be Incurred
Global Industrial Packaging:
Employee separation costs	$8.8	$3.0	5.8
Other restructuring costs	2.5	1.2	1.3
	11.3	4.2	7.1
Paper Packaging & Services:
Employee separation costs	10.2	8.8	1.4
Other restructuring costs	9.2	5.7	3.5
	19.4	14.5	4.9
Total	$30.7	$18.7	$12.0

NOTE 5 – LONG-TERM DEBT
Long-term debt is summarized as follows:

(in millions)	October 31, 2023	October 31, 2022
2022 Credit Agreement - Term Loans	$1,493.8	$1,565.0
2023 Credit Agreement - Term Loans	296.3	—
Accounts receivable credit facilities	351.0	311.4
2022 Credit Agreement - Revolving Credit Facility	77.3	41.9
Other debt	—	0.4
	2,218.4	1,918.7
Less current portion	88.3	71.1
Less deferred financing costs	8.7	8.3
Long-term debt, net	$2,121.4	$1,839.3
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
On May 17, 2023, the Company and Greif Packing LLC, a direct wholly owned subsidiary of Greif, Inc. (“Greif Packaging”), entered into a $300.0 million senior secured credit agreement (the “2023 Credit Agreement” and, together with the 2022 Credit Agreement, the “2022 and 2023 Credit Agreements”) with CoBank, ACB (“CoBank”), which acted as a lender and is acting as administrative agent of the 2023 Credit Agreement. The 2023 Credit Agreement is permitted incremental equivalent debt under the terms of the 2022 Credit Agreement. The 2023 Credit Agreement provides for a $300.0 million secured term loan facility with quarterly principal installments commencing on July 31, 2023 and continuing through January 31, 2028, with any outstanding principal balance of such term loan being due and payable on maturity on May 17, 2028. The Company used the borrowing under the 2023 Credit Agreement to repay and refinance a portion of the outstanding borrowings under the 2022 Credit Agreement.
Interest accruing under the 2023 Credit Agreement is based on SOFR plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on the Company’s leverage ratio.
As of October 31, 2023, $1,867.4 million was outstanding under the 2022 and 2023 Credit Agreements. The current portion was $88.3 million, and the long-term portion was $1,779.1 million. The weighted average interest rate for borrowings under the 2022 and 2023 Credit Agreements was 5.81% for the year ended October 31, 2023. The actual interest rate for borrowings under the 2022 and 2023 Credit Agreements was 6.65% as of October 31, 2023. The deferred financing costs associated with the term loan portion of the 2022 and 2023 Credit Agreements totaled $8.5 million as of October 31, 2023 and are recorded as a reduction of long-term debt on the consolidated balance sheets. The deferred financing costs associated with the revolving portion of the 2022 Credit Agreement totaled $3.5 million as of October 31, 2023 and are recorded within other long-term assets on the consolidated balance sheets.

United States Trade Accounts Receivable Credit Facility
On September 24, 2019, certain U.S. subsidiaries of Greif, Inc. amended and restated the existing receivables financing facility (the “U.S. RFA”). Greif Receivables Funding LLC (“Greif Funding”), Greif Packaging LLC, for itself and as servicer, and certain other U.S. subsidiaries of the Company entered into a Third Amended and Restated Transfer and Administration Agreement, dated as of September 24, 2019 (the “Third Amended TAA”), with Bank of America, N.A., as the agent, managing agent, administrator and committed investor, and various investor groups, managing agents and administrators, from time to time parties thereto. On May 17, 2023, the Third Amended TAA was amended with a new maturity date of May 17, 2024 and provides an accounts receivables facility of $300.0 million.
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
The U.S. RFA is secured by certain trade accounts receivables related to the Global Industrial Packaging and the Paper Packaging & Services businesses of Greif Packaging and other subsidiaries of the Company in the United States and bears interest at a variable rate based on the London InterBank Offered Rate or an applicable base rate, plus a margin, or a commercial paper rate, all as provided in the Third Amended TAA. Interest is payable on a monthly basis and the principal balance is payable upon termination of the U.S. RFA. The $270.9 million outstanding balance under the U.S. RFA as of October 31, 2023 is reported as long-term debt in the consolidated balance sheets because the Company intends to refinance this obligation on a long-term basis and has the intent and ability to consummate a long-term refinancing.
International Trade Accounts Receivable Credit Facilities
On April 14, 2023, Cooperage Receivables Finance B.V. and Greif Services Belgium BV, an indirect wholly owned subsidiary of Greif, Inc., amended and restated the Nieuw Amsterdam Receivables Financing Agreement (the “European RFA”) with affiliates of a major international bank. The amended and restated European RFA matures April 24, 2024. The European RFA provides an accounts receivable financing facility of up to €100.0 million ($105.7 million as of October 31, 2023) secured by certain European accounts receivable. The $80.1 million outstanding on the European RFA as of October 31, 2023 is reported as long-term debt on the consolidated balance sheets because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing.
Other
The Company had short-term borrowings of $5.4 million and $5.7 million as of October 31, 2023 and 2022, respectively. There are no financial covenants associated with this other debt.
As of October 31, 2023, annual scheduled payments and maturities, including the current portion of long-term debt, were $516.6 million in 2024, $88.3 million in 2025, $88.3 million in 2026, $1,258.9 million in 2027, $266.3 million in 2028 and zero thereafter.

NOTE 6 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value of those assets and (liabilities) measured on a recurring basis as of October 31, 2023 and 2022:

	October 31, 2023
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$78.4	$—	$78.4	$—	$—	$—	$—
Foreign exchange hedges	—	0.1	—	0.1	—	(0.1)	—	(0.1)
Insurance annuity	—	—	18.8	18.8	—	—	—	—
Cross currency swap	—	18.9	—	18.9	—	—	—	—

	October 31, 2022
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$72.1	$—	$72.1	$—	$(1.0)	$—	$(1.0)
Foreign exchange hedges	—	—	—	—	—	(0.2)	—	(0.2)
Insurance annuity	—	—	17.8	17.8	—	—	—	—
Cross currency swap	—	46.8	—	46.8	—	—	—	—
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of October 31, 2023 and 2022 approximate their fair values because of the short-term nature of these items and are not included in this table.
Interest Rate Derivatives
As of October 31, 2023, the Company has various interest rate swaps with a total notional amount of $1,300.0 million, maturing between March 11, 2024 and July 16, 2029. The Company will receive variable rate interest payments based upon one-month U.S. dollar SOFR, and in return the Company will be obligated to pay interest at a weighted average fixed interest rate of 2.62%. This effectively will convert the borrowing rate on an amount of debt equal to the notional amount of the interest rate swaps from a variable rate to a fixed rate.
The Company is actively monitoring the interest rate market and may execute new interest rate swaps as appropriate. Subsequent to October 31, 2023, the Company entered into additional interest rate swaps, with a total notional of $250.0 million, maturing between November 3, 2028 and December 15, 2028. The Company will receive variable rate interest payments based upon one-month U.S. dollar SOFR, and in return the Company will be obligated to pay interest at a weighted average fixed interest rate of 4.20%. This effectively will convert the borrowing rate on an amount of debt equal to the notional amount of the interest rate swaps from a variable rate to a fixed rate.
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
Gains (losses) reclassified to earnings under these contracts were $28.5 million, $(8.4) million and $(18.1) million for the years ended October 31, 2023, 2022 and 2021. A derivative gain of $31.9 million, based upon interest rates at October 31, 2023, is expected to be reclassified from accumulated other comprehensive income (loss) to earnings in the next twelve months.

Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of October 31, 2023, the Company had outstanding foreign currency forward contracts in the notional amount of $66.0 million ($132.1 million as of October 31, 2022).
The Company is actively monitoring the foreign exchange hedges market and may execute new foreign currency forward contracts as appropriate. Subsequent to October 31, 2023, the Company entered into $268.0 million of additional forward contracts maturing February 29, 2024.
Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
Realized gains (losses) recorded in other expense, net under fair value contracts were $1.2 million, $(6.2) million and $0.4 million for the years ended October 31, 2023, 2022 and 2021, respectively. Unrealized net gains (losses) recognized by the Company in other expense, net were zero, $(0.2) million and zero for the years ended October 31, 2023, 2022 and 2021, respectively.
Cross Currency Swap
As of October 31, 2023, the Company has various cross currency interest rate swaps that synthetically swap $319.3 million of fixed rate debt to Euro denominated fixed rate debt. The Company receives a weighted average rate of 1.39% on these swaps. These agreements are designated as either net investment hedges or cash flow hedges for accounting purposes and will mature between March 2, 2024 and October 5, 2026.
The Company is actively monitoring the cross currency interest rate swap market and may execute new cross currency interest rate swaps as appropriate. Subsequent to October 31, 2023, the Company entered into additional cross currency interest rate swaps maturing November 3, 2028 that synthetically swap $213.2 million of fixed rate debt to Euro denominated fixed rate debt. The Company receives a weighted average rate of 1.31% on these swaps.
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
For the years ended October 31, 2023, 2022 and 2021, gains recorded in interest expense, net under the cross currency swap agreements were $5.1 million, $5.8 million and $2.2 million, respectively.
Other Financial Instruments
The fair values of the Company’s 2022 Credit Agreement, the 2023 Credit Agreement, the U.S. RFA and the European RFA do not materially differ from carrying value as the Company’s cost of borrowing is variable and approximates current borrowing rates. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.”
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
The Company recognized asset impairment charges of $20.3 million and $71.0 million for the years ended October 31, 2023 and 2022.
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used, net assets held for sale, goodwill and indefinite-lived intangibles for the twelve months ended October 31, 2023 and 2022:

	Quantitative Information about Non-Recurring Fair Value Measurements
(in millions)	Fair Value of Impairment	Valuation Technique	Unobservable Input	Range of Input Values
October 31, 2023
Impairment of Long-Lived Assets	$20.3	Discounted Cash Flows, Indicative Bids	Discounted Cash Flows, Indicative Bids	N/A
Total	$20.3

October 31, 2022
Impairment of Long-Lived Assets	$4.0	Discounted Cash Flows, Indicative Bids	Discounted Cash Flows, Indicative Bids	N/A
Impairment of Net Assets Held for Sale	62.4	Indicative Bids	Indicative Bids	N/A
Impairment of Indefinite-Lived Intangibles	4.6	Discounted Cash Flows	Discounted Cash Flows	N/A
Total	$71.0
During the year ended October 31, 2023, the Company wrote off long-lived assets with a carrying value of $30.5 million to a fair value of $10.2 million, resulting in recognized asset impairment charges of $20.3 million. These charges include $1.9 million related to properties, plants and equipment, net, in the Global Industrial Packaging reportable segment and $18.4 million related to properties, plants and equipment, net, in the Paper Packaging & Services reportable segment.

During the year ended October 31, 2022, the Company wrote down long-lived assets with a carrying value of $4.0 million to a fair value of $0.0 million, resulting in recognized asset impairment charges of $4.0 million. These charges include $2.3 million related to properties, plants and equipment, net in the Global Industrial Packaging reportable segment and $1.7 million related to properties, plants and equipment, net, in the Paper Packaging & Services reportable segment. During the year ended October 31, 2022, the Company entered into a definitive agreement to divest its approximately 50% equity interest in the Flexible Products & Services business (the “FPS Divestiture”). This agreement triggered the reclassification of the Flexible Products & Services business to assets and liabilities held for sale, which further resulted in recognized impairment charges of $62.4 million in the first quarter of 2022. During the year ended October 31, 2022, the Company wrote down indefinite-lived intangible, resulting in recognized impairment charges of $4.6 million.
During the year ended October 31, 2021, the Company wrote down long-lived assets and net assets held for sale with a carrying value of $9.9 million to a fair value of $1.0 million, resulting in recognized asset impairment charges of $8.9 million. These charges include $2.7 million related to properties, plants and equipment, net, and net assets held for sale in the Global Industrial Packaging reportable segment, $1.2 million related to properties, plants and equipment, net in the Land Management reportable segment and $5.0 million related to properties, plants and equipment, net, in the Paper Packaging & Services reportable segment.
NOTE 7 – STOCK-BASED COMPENSATION
Stock-based compensation is accounted for in accordance with ASC 718, “Compensation – Stock Compensation,” which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model.
The Company’s material stock-based compensation plans include the Long-Term Incentive Plan, which consists of the 2020 Long-Term Incentive Plan (the “2020 LTIP”) and the 2006 Amended and Restated Long-Term Incentive Plan (the “2006 LTIP”); and the Amended and Restated Outside Directors Equity Award Plan (the “Outside Directors Plan”). The total stock compensation expense recorded under all plans was $21.4 million, $34.4 million and $34.1 million for periods ended October 31, 2023, 2022 and 2021 respectively.
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
The Company has made the following grants of RSUs under the 2020 LTIP:

Grant Date	December 14, 2022	December 16, 2021	December 17, 2020
Service Period	11/1/2022 - 10/31/2025	11/1/2021 - 10/31/2024	11/1/2020 - 10/31/2023
RSUs Granted	105,753	99,006	139,360
Weighted Average Fair Value of RSUs	$68.99	$60.54	$48.50
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
The following table summarizes the key assumptions used in estimating the value of PSUs:

Grant Date	December 14, 2022	December 16, 2021	December 17, 2020
Performance Period	11/1/2022 - 10/31/2025	11/1/2021 - 10/31/2024	11/1/2020 - 10/31/2023
PSUs Granted	183,218	162,392	253,102
Weighted Average Fair Value of PSUs at Grant Date	$70.06	$60.08	$47.26
Weighted Average Fair Value of PSUs at Valuation Date	$29.28	$78.06	$115.73
Valuation Date Stock Price	$63.50	$63.50	$63.50
Risk-Free Rate	4.9%	5.3%	—%
Estimated Volatility	28.1%	26.8%	—%
During 2023, the Company issued 256,053 shares of Class A Common Stock excluding shares withheld for the payment of taxes owed by recipients for PSUs vested for the performance period commenced on November 1, 2020 and ended October 31, 2022.
2006 Amended and Restated Long-Term Incentive Plan
For the three-year performance period ending in fiscal 2021, awards were made under the 2006 LTIP, with the performance goals based on targeted levels of adjusted earnings before interest, taxes, depreciation, depletion and amortization. For each of these periods, awards are to be paid 50% in cash and 50% in restricted stock. All restricted stock awards under the 2006 LTIP are fully vested at the date of award. Under the 2006 LTIP, the Company granted 51,593 shares of restricted Class A Common Stock with a grant date fair value of $59.83 for 2022 and 80,252 shares of restricted Class A Common Stock with a grant date fair value of $50.08 for 2021.
The total stock compensation expense recorded under the Long-Term Incentive Plan was $20.1 million, $33.1 million and $32.8 million for the periods ended October 31, 2023, 2022 and 2021, respectively.
Amended and Restated Outside Directors Equity Award Plan
Under the Outside Directors Plan, the Company granted 18,144 shares of restricted Class A Common Stock with a grant date fair value of $70.41 in 2023 and 22,221 shares of restricted Class A Common Stock with a grant date fair value of $57.49 in 2022. The total expense recorded under the Outside Directors Plan was $1.3 million, $1.3 million and $1.2 million for the periods ended October 31, 2023, 2022 and 2021, respectively. All restricted stock awards under the Outside Directors Plan are fully vested at the date of award.

NOTE 8 – INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended October 31,
(in millions)	2023	2022	2021
Current
Federal	$77.4	$54.6	$45.0
State and local	19.6	19.9	15.5
Non-U.S.	49.1	49.2	56.3
Total Current	146.1	123.7	116.8
Deferred
Federal	(18.8)	12.5	(33.0)
State and local	(8.6)	(6.6)	(9.9)
Non-U.S.	(0.9)	7.5	(4.3)
Total Deferred	(28.3)	13.4	(47.2)
Tax expense	$117.8	$137.1	$69.6
The U.S. income before income tax expense was $240.7 million, $333.5 million and $239.3 million in 2023, 2022 and 2021, respectively. The non-U.S. income before income tax expense was $254.0 million, $192.2 million and $239.2 million in 2023, 2022 and 2021, respectively.
The following is a reconciliation of the provision for income taxes based on the federal statutory rate to the Company’s effective income tax rate:

	Year Ended October 31,
	2023	2022	2021
Federal statutory rate	21.00%	21.00%	21.00%
Impact of foreign tax rate differential	1.78%	2.03%	0.70%
State and local taxes, net of federal tax benefit	1.71%	2.01%	0.93%
Net impact of changes in valuation allowances	(2.21)%	(1.05)%	(2.57)%
Permanent book-tax differences	(0.25)%	1.60%	0.86%
Withholding taxes	2.95%	2.33%	2.86%
Tax credits	(1.40)%	(0.99)%	(1.57)%
Capital losses	—%	—%	(5.70)%
Other items, net	0.23%	(0.84)%	(1.99)%
Company’s effective income tax rate	23.81%	26.09%	14.52%
The primary items which increased the Company’s effective income tax rate from the federal statutory rate in 2023 were changes in the mix of earnings among tax jurisdictions, including jurisdictions for which valuation allowances have been recorded, state and local taxes and withholding taxes. The increases were partially offset by tax credits and release of valuation allowances.
The primary items which increased the Company’s effective income tax rate from the federal statutory rate in 2022 were changes in the mix of earnings among tax jurisdictions, including jurisdictions for which valuation allowances have been recorded, state and local taxes, withholding taxes and the net $58.6 million book loss recorded for the FPS Divestiture and other disposals of businesses for which limited tax benefits were available. The increases were partially offset by decreases in valuation allowances and recording additional capital losses which are expected to be fully utilized.
The primary items which decreased the Company’s effective income tax rate from the federal statutory rate in 2021 were capital losses, which were expected to reduce capital gains resulting from the sale of timberland; releases of unrecognized tax benefits as a result of the expiration of statute of limitations; decreases in valuation allowances; and other favorable return to provision adjustments and audit settlements. These reductions were offset by an increase in withholding taxes and other immaterial items.
The components of the Company’s deferred tax assets and liabilities as of October 31 for the years indicated were as follows:

(in millions)	2023	2022
Deferred tax assets
Net operating loss and other carryforwards	$104.9	$101.8
Incentive liabilities	18.6	28.6
Operating lease liabilities	70.3	65.5
Other reserves	16.0	13.0
Research and development expenses	29.7	—
Other	45.4	52.8
Total deferred tax assets	284.9	261.7
Valuation allowance	(97.3)	(105.4)
Net deferred tax assets	$187.6	$156.3

Deferred tax liabilities
Properties, plants and equipment	$157.2	$138.4
Operating lease assets	70.3	65.5
Timberland transactions	51.6	51.8
Goodwill and other intangible assets	150.6	174.0
Pension liabilities	10.6	8.4
Other	50.0	51.7
Total deferred tax liabilities	490.3	489.8
Net deferred tax liability	$302.7	$333.5
As of October 31, 2023 and 2022, the Company had deferred income tax benefits of $104.9 million and $101.8 million, respectively, from net operating losses and other tax credit carryforwards. For the fiscal year ended October 31, 2023, these losses and carryforwards consist of $7.5 million, $10.1 million and $87.3 million in U.S. Federal, U.S. state and non-U.S. jurisdictions, respectively. For the fiscal year ended October 31, 2022, these losses and carryforwards consist of $4.4 million, $12.2 million and $85.2 million in U.S. Federal, U.S. state and non-U.S. jurisdictions, respectively. The Company has recorded valuation allowances of $82.8 million and $92.4 million against non-U.S. deferred tax assets as of October 31, 2023 and 2022, respectively. The Company has also recorded valuation allowances against U.S. deferred tax assets of $14.5 million and $13.0 million, as of October 31, 2023 and 2022, respectively. The Company had net changes in valuation allowances in 2023 of $8.1 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2023	2022	2021
Balance of unrecognized tax benefit at November 1	$24.3	$31.0	$36.0
Increases in tax positions for prior years	0.6	0.2	1.2
Increases in tax positions for current years	4.1	5.9	1.7
Lapse in statute of limitations	(4.6)	(11.4)	(8.0)
Currency translation	(1.0)	(1.4)	0.1
Balance at October 31	$23.4	$24.3	$31.0
The 2023 net decrease in unrecognized tax benefits is primarily related to decreases in unrecognized tax benefits related lapses in statute of limitations. The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various non-U.S. jurisdictions and is subject to audit by various taxing authorities for 2015 through the current year. The Company has completed its U.S. federal tax audit for the tax years through 2016, and the statues of limitations have expired for years 2017 through 2019.

The October 31, 2023, 2022, 2021 balances include $23.4 million, $24.3 million and $31.0 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense net of tax, as applicable. As of October 31, 2023 and 2022, the Company had accrued for the payment of interest and penalties in the amounts of $4.8 million and $4.8 million, respectively.
The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through October 31, 2023 under ASC 740, “Income Taxes.” The Company’s estimate is based on lapses of the applicable statutes of limitations, settlements and payments of uncertain tax positions. Though actual results may materially differ, the estimated net decrease in unrecognized tax benefits for the next 12 months could be up to $6.7 million.
NOTE 9 – POST-RETIREMENT BENEFIT PLANS
Defined Benefit Pension Plans
The Company has certain non-contributory defined benefit pension plans for salaried and hourly employees in the United States, Canada, Germany, the Netherlands, South Africa and the United Kingdom. The Company uses a measurement date of October 31 for its pension plans. The salaried employees plans’ benefits are based primarily on years of service and earnings. The hourly employees plans’ benefits are based primarily upon years of service, and certain benefit provisions are subject to collective bargaining. The Company contributes an amount that is not less than the minimum funding and not more than the maximum tax-deductible amount to these plans. Salaried employees in the United States who commence service on or after November 1, 2007 are not eligible to participate in the U.S. defined benefit pension plan, but are eligible to participate in a defined contribution retirement program. Salaried employees outside the U.S. also have various dates in which they are not eligible to participate in the respective defined benefit pension plans, but are eligible to participate in a defined contribution retirement program. The category “Other International” represents the noncontributory defined benefit pension plans in Canada and South Africa for October 31, 2023 and Canada, South Africa and Turkey for October 31, 2022.
Pension plan contributions by the Company totaled $27.5 million during 2023, which consisted of $23.7 million of employer contributions and $3.8 million of benefits paid directly by the Company. Pension plan contributions, including benefits paid directly by the Company, totaled $31.4 million and $21.9 million during 2022 and 2021, respectively. Contributions, including benefits paid directly by the Company, during 2024 are expected to be approximately $20.9 million.
The following table presents the number of participants in the defined benefit plans:

October 31, 2023	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Active participants	1,509	1,416	27	—	66	—
Vested former employees and deferred members	3,181	2,690	73	290	100	28
Retirees and beneficiaries	3,570	2,156	279	772	312	51

October 31, 2022	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Active participants	1,659	1,579	29	—	51	—
Vested former employees and deferred members	3,348	2,764	75	366	115	28
Retirees and beneficiaries	3,426	2,102	281	662	330	51
The weighted average assumptions used to measure the year-end benefit obligations as of October 31 were as follows:

As of October 31,	2023	2022
Discount rate	6.05%	5.61%
Rate of compensation increase	2.96%	2.99%

The weighted average assumptions used to determine the pension cost for the years ended October 31 were as follows:

For the year ended October 31,	2023	2022	2021
Discount rate	5.61%	2.55%	2.48%
Expected Return on plan assets	4.99%	3.86%	3.87%
Rate of compensation increase	2.99%	2.96%	2.91%
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
Based on the Company’s analysis of future expectations of asset performance, past return results and its current and expected asset allocations, the Company has assumed a 4.99% long-term expected return on those assets for cost recognition in 2023. For the defined benefit pension plans, the Company applies its expected rate of return to a market-related value of assets, which stabilizes variability in the amounts to which the Company applies that expected return.
The Company amortizes experience gains and losses as well as the effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.
During the year ended October 31, 2023, plan assets of $7.7 million were used to purchase $5.9 million in annuity contracts and pay $1.8 million in lump sums to retirees to settle the pension obligation and close the Canada pension plans. The settlement items described above resulted in non-cash pension settlement charges of $3.5 million of unrecognized net actuarial loss included in accumulated other comprehensive loss for the year ended October 31, 2023.
During the year ended October 31, 2022, $2.4 million of projected benefit obligation for plan participants in Turkey was irrevocably transferred to a third-party buyer through the sale of business (part of the FPS Divestiture) resulting in a $1.0 million loss in accumulated other comprehensive income that was recognized as a loss on sale of business.

Benefit Obligations
The components of net periodic pension cost include the following:

For the year ended October 31, 2023	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Service cost	$8.0	$6.5	$0.1	$0.5	$0.7	$0.2
Interest cost	35.0	26.8	1.1	4.8	2.0	0.3
Expected return on plan assets	(39.0)	(30.6)	—	(5.8)	(2.1)	(0.5)
Amortization of prior service benefit	(0.4)	(0.3)	—	—	(0.1)	—
Recognized net actuarial (gain) loss	(2.1)	(2.2)	—	—	—	0.1
Special Events
Settlement	3.5	—	—	—	—	3.5
Net periodic pension cost (benefit)	$5.0	$0.2	$1.2	$(0.5)	$0.5	$3.6
For the year ended October 31, 2022	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Service cost	$11.5	$10.0	$0.2	$0.5	$0.5	$0.3
Interest cost	19.9	16.1	0.3	2.6	0.5	0.4
Expected return on plan assets	(32.5)	(27.0)	—	(3.9)	(0.8)	(0.8)
Amortization of prior service benefit	(0.4)	(0.3)	—	—	(0.1)	—
Recognized net actuarial loss	7.7	6.0	0.9	0.6	—	0.2
Special Events
Divestiture Charge	1.0	—	—	—	—	1.0
Net periodic pension cost (benefit)	$7.2	$4.8	$1.4	$(0.2)	$0.1	$1.1
For the year ended October 31, 2021	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Service cost	$12.1	$10.7	$0.3	$0.5	$0.5	$0.1
Interest cost	18.8	15.4	0.3	2.5	0.4	0.2
Expected return on plan assets	(31.8)	(25.8)	—	(4.6)	(0.7)	(0.7)
Amortization of prior service benefit	(0.3)	(0.1)	—	—	(0.2)	—
Recognized net actuarial loss	12.6	10.1	1.3	1.1	—	0.1
Special Events
Settlement	9.1	8.8	—	0.3	—	—
Net periodic pension cost (benefit)	$20.5	$19.1	$1.9	$(0.2)	$—	$(0.3)
Benefit obligations are described in the following tables. Accumulated and projected benefit obligations (“ABO” and “PBO”) represent the obligations of a pension plan for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO is ABO increased to reflect expected future compensation.

The following table sets forth the plans’ change in projected benefit obligation:

For the year ended October 31, 2023	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$651.7	$470.3	$25.9	$95.8	$51.4	$8.3
Service cost	8.0	6.5	0.1	0.5	0.7	0.2
Interest cost	35.0	26.8	1.1	4.8	2.0	0.3
Plan participant contributions	0.2	—	—	—	0.2	—
Expenses paid from assets	(3.4)	(1.7)	—	(1.0)	(0.5)	(0.2)
Actuarial gain	(24.3)	(12.8)	(0.9)	(8.5)	(1.8)	(0.3)
Foreign currency effect	9.7	—	1.6	4.8	3.2	0.1
Benefits paid	(65.1)	(51.6)	(1.4)	(6.9)	(4.6)	(0.6)
Settlements	(7.7)	—	—	—	—	(7.7)
Benefit obligation at end of year	$604.1	$437.5	$26.4	$89.5	$50.6	$0.1
For the year ended October 31, 2022	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$989.2	$679.6	$39.3	$174.1	$82.5	$13.7
Service cost	11.5	10.0	0.2	0.5	0.5	0.3
Interest cost	19.9	16.1	0.3	2.6	0.5	0.4
Plan participant contributions	0.2	—	—	—	0.2	—
Expenses paid from assets	(2.8)	(1.9)	—	(0.8)	—	(0.1)
Actuarial gain	(265.9)	(188.9)	(7.6)	(51.2)	(17.6)	(0.6)
Foreign currency effect	(40.3)	—	(5.0)	(23.0)	(10.2)	(2.1)
Benefits paid	(57.7)	(44.6)	(1.3)	(6.4)	(4.5)	(0.9)
Divestiture	(2.4)	—	—	—	—	(2.4)
Benefit obligation at end of year	$651.7	$470.3	$25.9	$95.8	$51.4	$8.3

The following tables set forth the PBO, ABO, plan assets and instances where the ABO exceeds the plan assets for the respective years:

(in millions)	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Actuarial value of benefit obligations and plan assets
October 31, 2023
Projected benefit obligation	$604.1	$437.5	$26.4	$89.5	$50.6	$0.1
Accumulated benefit obligation	589.8	424.5	25.9	89.5	49.8	0.1
Plan assets	584.0	431.6	—	99.8	49.4	3.2
October 31, 2022
Projected benefit obligation	$651.7	$470.3	$25.9	$95.8	$51.4	$8.3
Accumulated benefit obligation	636.2	456.1	25.3	95.8	50.7	8.3
Plan assets	624.6	451.1	—	111.6	50.3	11.6
Plans with ABO in excess of Plan assets
October 31, 2023
Accumulated benefit obligation	$104.4	$28.7	$25.9	$—	$49.8	$—
Plan assets	49.4	—	—	—	49.4	—
October 31, 2022
Accumulated benefit obligation	$106.6	$30.6	$25.3	$—	$50.7	$—
Plan assets	50.3	—	—	—	50.3	—
The actuarial (gain) loss for all pension plans was primarily related to a change in discount rates used to measure the benefit obligations of those plans.
Future benefit payments for the Company’s global plans, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five years thereafter, are as follows:

(in millions)	Expected Benefit Payments
Year(s)
2024	$53.6
2025	50.5
2026	50.6
2027	51.9
2028	51.3
2029-2033	253.9
Plan assets
The assets of all the Company’s plans consist of U.S. and non-U.S. equity securities, government and corporate bonds, cash, insurance annuities and mutual funds.
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

The Company’s weighted average asset allocations at the measurement date and the target asset allocations by category are as follows:

Asset Category	2024 Target	2023 Target	2023 Actual
Equity securities	20%	20%	20%
Debt securities	62%	66%	61%
Other	18%	14%	19%
Total	100%	100%	100%
The fair value of the pension plans’ investments is presented below. The inputs and valuation techniques used to measure the fair value of the assets are consistently applied and described in Note 6 of the Notes to the Consolidated Financial Statements.

For the year ended October 31, 2023	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Change in plan assets:
Fair value of plan assets at beginning of year	$624.6	$451.1	$—	$111.6	$50.3	$11.6
Actual return on plan assets	(0.8)	10.3	—	(11.3)	—	0.2
Expenses paid	(3.4)	(1.7)	—	(1.0)	(0.5)	(0.2)
Plan participant contributions	0.2	—	—	—	0.2	—
Foreign currency impact	8.7	—	—	5.7	3.1	(0.1)
Employer contributions	23.7	21.0	—	1.7	0.9	0.1
Benefits paid out of plan	(61.3)	(49.1)	—	(6.9)	(4.6)	(0.7)
Settlements	(7.7)	—	—	—	—	(7.7)
Fair value of plan assets at end of year	$584.0	$431.6	$—	$99.8	$49.4	$3.2
For the year ended October 31, 2022	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Change in plan assets:
Fair value of plan assets at beginning of year	$950.8	$646.4	$—	$205.4	$84.5	$14.5
Actual return on plan assets	(258.4)	(179.0)	—	(62.1)	(16.6)	(0.7)
Expenses paid	(2.8)	(1.9)	—	(0.8)	—	(0.1)
Plan participant contributions	0.2	—	—	—	0.2	—
Foreign currency impact	(38.8)	—	—	(27.0)	(10.3)	(1.5)
Employer contributions	27.6	28.0	—	2.5	(3.0)	0.1
Benefits paid out of plan	(54.0)	(42.4)	—	(6.4)	(4.5)	(0.7)
Fair value of plan assets at end of year	$624.6	$451.1	$—	$111.6	$50.3	$11.6

The following table presents the fair value measurements for the pension assets:

	Fair Value Measurement
As of October 31, 2023 (in millions)	Level 1	Level 2	Level 3	Total
Asset Category
Mutual funds	$35.5	$24.3	$—	$59.8
Cash	11.9	—	—	11.9
Corporate bonds	—	159.1	—	159.1
Government bonds	—	57.5	—	57.5
Other assets	—	4.0	—	4.0
Total Assets in the Fair Value Hierarchy	47.4	244.9	—	292.3
Investments Measured at Net Asset Value
Insurance contracts				87.9
Common stock funds				83.4
Corporate bond funds				120.4
Investments at Fair Value	$47.4	$244.9	$—	$584.0

	Fair Value Measurement
As of October 31, 2022 (in millions)	Level 1	Level 2	Level 3	Total
Asset Category
Mutual funds	$62.9	$58.0	$—	$120.9
Cash	16.0	—	—	16.0
Corporate bonds	—	160.5	—	160.5
Government bonds	—	51.6	—	51.6
Other assets	—	2.0	—	2.0
Total Assets in the Fair Value Hierarchy	78.9	272.1	—	351.0
Investments Measured at Net Asset Value
Insurance contracts				72.9
Common stock funds				77.3
Corporate bond funds				123.4
Investments at Fair Value	$78.9	$272.1	$—	$624.6

Financial statement presentation including other comprehensive income:

As of October 31, 2023	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Unrecognized net actuarial loss (gain)	$110.3	$50.7	$1.6	$53.9	$4.3	$(0.2)
Unrecognized prior service benefit	(1.1)	(0.2)	—	—	(0.9)	—
Accumulated other comprehensive loss (income) - Pre-tax	$109.2	$50.5	$1.6	$53.9	$3.4	$(0.2)
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$36.2	$22.8	$—	$10.2	$—	$3.2
Accrued benefit liability	(56.3)	(28.7)	(26.4)	—	(1.2)	—
Accumulated other comprehensive loss (income) - Pre-tax	109.2	50.5	1.6	53.9	3.4	(0.2)
Net amount recognized	$89.1	$44.6	$(24.8)	$64.1	$2.2	$3.0
As of October 31, 2022	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Unrecognized net actuarial loss	$93.4	$41.0	$2.3	$43.2	$3.9	$3.0
Unrecognized prior service benefit	(1.4)	(0.4)	—	—	(1.0)	—
Accumulated other comprehensive loss - Pre-tax	$92.0	$40.6	$2.3	$43.2	$2.9	$3.0
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$30.8	$11.7	$—	$15.8	$—	$3.3
Accrued benefit liability	(58.0)	(30.8)	(25.9)	—	(1.3)	—
Accumulated other comprehensive loss - Pre-tax	92.0	40.6	2.3	43.2	2.9	3.0
Net amount recognized	$64.8	$21.5	$(23.6)	$59.0	$1.6	$6.3

(in millions)	October 31, 2023	October 31, 2022
Accumulated other comprehensive loss at beginning of year	$92.0	$85.2
Increase or (decrease) in accumulated other comprehensive loss
Net prior service benefit amortized	0.4	0.4
Net gain (loss) amortized	2.1	(7.7)
Loss recognized due to settlement	(3.5)	—
Loss recognized due to divestiture	—	(1.0)
Liability gain	(24.3)	(265.9)
Asset loss	39.9	290.8
Other adjustments	—	(0.5)
Increase in accumulated other comprehensive loss	14.6	16.1
Foreign currency impact	2.6	(9.3)
Accumulated other comprehensive loss at year end	$109.2	$92.0
Supplemental Employee Retirement Plan
The Company has a supplemental employee retirement plan which is an unfunded plan providing supplementary retirement benefits primarily to certain executives and longer-service employees. The present benefit obligation of the supplemental employee retirement plan is included in the United States defined benefit pension plans above.

Defined contribution plans
The Company has several voluntary 401(k) savings plans that cover eligible employees in the U.S. For certain plans, the Company matches a percentage of each employee’s contribution up to a maximum percentage of base salary. The Company’s contributions to the 401(k) plans were $29.1 million, $24.4 million and $21.9 million in 2023, 2022 and 2021, respectively.
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
Environmental Reserves
As of October 31, 2023 and October 31, 2022, the Company has accrued $9.8 million for the Diamond Alkali Superfund Site. It is possible that there could be resolution of uncertainties in the future that would require the Company to record charges, which could be material to future earnings.
Aside from the Diamond Alkali Superfund Site, other environmental reserves of the Company as of October 31, 2023 and October 31, 2022 included $7.5 million and $9.2 million, respectively, for its various facilities around the world.
As of October 31, 2023 and October 31, 2022, the Company’s environmental reserves were $17.3 million and $19.0 million, respectively. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability.
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

The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding

* Diluted Class B EPS calculation is identical to Basic Class B calculation
The following table provides EPS information for each period, respectively:

	Year Ended October 31,
(in millions, except per share data)	2023	2022	2021
Numerator
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$359.2	$376.7	$390.7
Cash dividends	(116.5)	(111.3)	(105.8)
Undistributed net income attributable to Greif, Inc.	$242.7	$265.4	$284.9
Denominator
Denominator for basic EPS –
Class A common stock	25.6	26.3	26.5
Class B common stock	21.5	22.0	22.0
Denominator for diluted EPS –
Class A common stock	26.0	26.6	26.7
Class B common stock	21.5	22.0	22.0
EPS Basic
Class A common stock	$6.22	$6.36	$6.57
Class B common stock	$9.32	$9.53	$9.84
EPS Diluted
Class A common stock	$6.15	$6.30	$6.54
Class B common stock	$9.32	$9.53	$9.84
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
The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
October 31, 2023:
Class A common stock	128,000,000	42,281,920	25,474,254	16,807,666
Class B common stock	69,120,000	34,560,000	21,331,127	13,228,873
October 31, 2022:
Class A common stock	128,000,000	42,281,920	25,606,287	16,675,633
Class B common stock	69,120,000	34,560,000	21,836,745	12,723,255
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Year Ended October 31,
	2023	2022	2021
Class A Common Stock:
Basic shares	25,592,928	26,251,536	26,525,529
Assumed conversion of stock options and unvested shares	406,303	359,176	133,692
Diluted shares	25,999,231	26,610,712	26,659,221
Class B Common Stock:
Basic and diluted shares	21,472,531	21,995,865	22,007,725
NOTE 12 – LEASES
The Company leases certain buildings, warehouses, land, transportation equipment, operating equipment and office equipment with remaining lease terms from less than 1 year up to 19 years. The Company reviews all options to extend, terminate, or purchase a right of use asset at the time of lease inception and accounts for options deemed reasonably certain.
The Company combines lease and non-lease components for all leases, except real estate, for which these components are presented separately. Leases with an initial term of twelve months or less are not capitalized and are recognized on a straight-line basis over the lease term. The implicit rate is not readily determinable for substantially all of the Company’s leases, therefore the initial present value of lease payments is calculated utilizing an estimated incremental borrowing rate determined at the portfolio level based on market and Company specific information.
Certain of the Company’s leases include variable costs. As the right of use asset recorded on the balance sheet was determined based upon factors considered at the commencement date, changes in these variable expenses are not capitalized and are expensed as incurred throughout the lease term.
As of October 31, 2023, the Company had no significant leases that had not commenced.

The following table presents the lease expense components:

	Year Ended
(in millions)	October 31, 2023	October 31, 2022
Operating lease cost	$64.4	$64.6
Finance lease cost - amortization	4.8	1.3
Finance lease cost - interest	2.4	0.1
Other lease cost*	28.0	23.2
Total lease cost	$99.6	$89.2
*includes variable and short-term lease costs
Future maturity for the Company’s lease liabilities, during the next five years, and in the aggregate for the years thereafter, are as follows:

(in millions)	Operating Leases	Finance Leases	Total expected payments
2024	$64.8	$6.7	$71.5
2025	58.2	6.4	64.6
2026	49.2	6.3	55.5
2027	40.1	6.1	46.2
2028	32.0	6.1	38.1
Thereafter	106.4	18.4	124.8
Total lease payments	$350.7	$50.0	$400.7
Less: interest	(56.7)	(18.7)	(75.4)
Lease liabilities	$294.0	$31.3	$325.3
The following table presents the weighted-average lease term and discount rate as of October 31, 2023 and October 31, 2022:

	October 31, 2023	October 31, 2022
Weighted-average remaining lease term (years):
Operating leases	9.1	9.9
Finance leases	7.9	2.6
Weighted-average discount rate:
Operating leases	4.50%	3.77%
Finance leases	6.18%	3.34%
The following table presents other required lease related information:

(in millions)	October 31, 2023	October 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating liabilities	$64.3	$63.2
Financing cash flows used for finance leases	4.5	1.2
Leased assets obtained in exchange for new lease liabilities:
Leased assets obtained in exchange for new operating lease liabilities	95.0	22.3
Leased assets obtained in exchange for new finance lease liabilities	42.0	0.4
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
On October 1, 2023, the Company completed the Reliance Acquisition. Reliance is a leading producer of high-performance barrier and conventional blow molded jerrycans and small plastics containers in Canada. The results of Reliance are recorded within the Global Industrial Packaging segment.
On March 31, 2023, the Company completed the Centurion Acquisition. Centurion is a leader in the North American IBC reconditioning industry involved in IBC rebottling, reconditioning and distribution, which complement the Company’s Global Industrial Packaging specialty portfolio. The results of Centurion are recorded within the Global Industrial Packaging segment.
On December 15, 2022, the Company completed the Lee Container Acquisition. Lee Container is an industry-leading manufacturer of high-performance barrier and conventional blow molded containers, jerrycans and small plastics, which complement the Company’s Global Industrial Packaging specialty portfolio. The results of Lee Container are recorded within the Global Industrial Packaging segment.
Operations in the Paper Packaging & Services reportable segment involve the production and sale of containerboard, corrugated sheets, corrugated containers and other corrugated and specialty products to customers in North America in industries such as packaging, automotive, food and building products. The Company’s corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, automotive components, books and furniture, as well as numerous other applications. The Company also produces and sells coated and uncoated recycled paperboard, along with tubes and cores and a diverse mix of specialty products to customers in North America. Further, the Company produces and sells bulk and specialty partitions made from both containerboard and uncoated recycled paperboard. In addition, the reportable segment is involved in the purchase and sale of recycled fiber.
On August 23, 2023, the Company completed the ColePak Acquisition. ColePak is a manufacturer of bulk and specialty partitions made from both containerboard and uncoated recycled board and is the second largest supplier of paper partitions in North America. The results of ColePak are recorded within the Paper Packaging & Services segment.
Operations in the Land Management reportable segment involve the management and sale of timber and special use properties from approximately 175,000 acres of timber properties in the southeastern United States. Land Management’s operations focus on the active harvesting and regeneration of its timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions. The Company also sells, from time to time, timberland and special use properties, which consists of surplus properties, higher and better use (“HBU”) properties and development properties.
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
The following tables present net sales disaggregated by geographic area for each reportable segment for the year ended October 31, 2023:

	Year Ended October 31, 2023
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$1,093.0	$1,310.9	$532.9	$2,936.8
Paper Packaging & Services	2,218.0	—	42.5	2,260.5
Land Management	21.3	—	—	21.3
Total net sales	$3,332.3	$1,310.9	$575.4	$5,218.6
The following tables present net sales disaggregated by geographic area for each reportable segment for the year ended October 31, 2022:

	Year Ended October 31, 2022
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$1,287.1	$1,700.7	$664.6	$3,652.4
Paper Packaging & Services	2,630.8	—	44.3	2,675.1
Land Management	22.0	—	—	22.0
Total net sales	$3,939.9	$1,700.7	$708.9	$6,349.5
The following reportable segment information is presented for each of the three years in the period ended October 31:

(in millions)	2023	2022	2021
Operating profit:
Global Industrial Packaging	$334.3	$313.7	$350.2
Paper Packaging & Services	264.1	298.5	131.0
Land Management	7.1	9.0	104.0
Total operating profit	$605.5	$621.2	$585.2

Depreciation, depletion and amortization expense:
Global Industrial Packaging	$95.3	$73.9	$83.1
Paper Packaging & Services	133.1	139.9	148.0
Land Management	2.2	2.8	3.3
Total depreciation, depletion and amortization expense	$230.6	$216.6	$234.4

Capital expenditures:
Global Industrial Packaging	$83.9	$55.1	$71.1
Paper Packaging & Services	120.6	90.6	79.9
Land Management	1.1	—	0.2
Total segment	205.6	145.7	151.2
Corporate and other	12.6	16.2	11.0
Total capital expenditures	$218.2	$161.9	$162.2

The following table presents total assets by reportable segment and total long lived assets, net by geographic area:

(in millions)	October 31, 2023	October 31, 2022
Assets:
Global Industrial Packaging	$2,737.5	$2,308.4
Paper Packaging & Services	2,541.1	2,473.9
Land Management	253.2	250.0
Total segment	5,531.8	5,032.3
Corporate and other	429.0	437.6
Total assets	$5,960.8	$5,469.9

Long lived assets, net*:
United States	$1,468.6	$1,314.7
Europe, Middle East and Africa	311.9	303.7
Asia Pacific and other Americas	102.9	91.3
Total properties, plants and equipment, net	$1,883.4	$1,709.7
*includes property, plants and equipment, net, operating lease assets and finance lease assets
NOTE 14 – COMPREHENSIVE INCOME (LOSS)
The following table provides the roll forward of accumulated other comprehensive income (loss) for the years ended October 31, 2023 and 2022:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2021	$(295.4)	$(3.6)	$(57.5)	$(356.5)
Other Comprehensive Income (Loss)	$(134.2)	$76.4	$(1.1)	$(58.9)
Foreign Currency Translation Released from Business Divestment	$113.1	$—	$—	$113.1
Balance as of October 31, 2022	$(316.5)	$72.8	$(58.6)	$(302.3)
Other Comprehensive Income (Loss)	(1.2)	(1.1)	(11.9)	(14.2)
Balance as of October 31, 2023	$(317.7)	$71.7	$(70.5)	$(316.5)
The components of accumulated other comprehensive income above are presented net of tax, as applicable.

NOTE 15 – REDEEMABLE NONCONTROLLING INTERESTS
Redeemable noncontrolling interests related to joint ventures are held by the respective noncontrolling interest owners. The holders of these interests share in the profits and losses of these entities on a pro-rata basis with the Company. However, the noncontrolling interest owners have the right to put all or a portion of those noncontrolling interests to the Company at a formulaic price after a set period of time, specific to each agreement.
Redeemable noncontrolling interests are reflected in the consolidated balance sheets at redemption value. The following table provides the rollforward of the redeemable noncontrolling interest for the years ended October 31, 2023 and 2022:

(in millions)	Redeemable Noncontrolling Interest
Balance as of October 31, 2021	$24.1
Current period mark to redemption value	(5.5)
Repurchase of redeemable shareholder interest	(1.9)
Redeemable noncontrolling interest share of income	0.1
Dividends to redeemable noncontrolling interest and other	(1.0)
Balance as of October 31, 2022	15.8
Current period mark to redemption value	(0.1)
Repurchase of redeemable shareholder interest	(4.6)
Acquisition of redeemable shareholder interest	113.0
Redeemable noncontrolling interest share of income	2.7
Dividends to redeemable noncontrolling interest and other	(1.5)
Balance as of October 31, 2023	$125.3
NOTE 16 — SUBSEQUENT EVENTS
On November 17, 2023, two of the Company’s subsidiaries entered into a definitive sale and purchase agreement (the “SPA”) with the owners of the parent of Ipackchem Group SAS (“Ipackchem”) pursuant to which the Company is to acquire Ipackchem for a purchase price valued at approximately $538.0 million, translated based on a 1.05/1.00 Euro to United States dollar exchange rate as of October 18, 2023, subject to certain adjustments. The Company plans to use its existing credit facilities to finance its proposed acquisition of Ipackchem. The acquisition is subject to the satisfaction or waiver of certain conditions, including, among other matters, receipt of certain government and regulatory approvals in France, South Africa and Brazil, as well as Ipackchem’s disposition of certain immaterial assets. The SPA may be terminated, and the acquisition may be abandoned at any time prior to the closing, as follows: (i) by mutual written agreement of the Company and Ipackchem’s parent; (ii) by either the Company or Ipackchem’s parent if the conditions set forth in the SPA have not been fulfilled on or before October 31, 2024 (subject to a 20 days extension option by either party); (iii) by Ipackchem’s parent if the Company fails to comply with its obligation to make certain closing date deliveries or by the Company if Ipackchem’s parent fails to comply with its obligation to make certain closing date deliveries; and (iv) the Company if Ipackchem’s disposition of certain immaterial assets is not completed within six or nine months after October 31, 2023.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Greif, Inc. and subsidiary companies
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Greif, Inc. and subsidiary companies (the “Company”) as of October 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 18, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Goodwill - Global Industrial Packaging Asia Pacific Reporting Unit - Refer to Note 3 to the Financial Statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment for the Global Industrial Packaging Asia Pacific (“GIP APAC”) reporting unit involves comparing the carrying value of the reporting unit to the estimated fair value of the reporting unit. The Company’s determination of the estimated fair value of the reporting unit is based on both the market approach and a discounted cash flow analysis utilizing the income approach. The determination of the estimated fair value using the market approach and the discounted cash flow model requires management to make significant estimates and assumptions related to the valuation of the reporting unit. Changes in these assumptions could have a significant impact on either the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. The Company’s consolidated goodwill balance was $1.7 billion as of October 31, 2023, of which $96 million was allocated to the GIP APAC reporting unit. The estimated fair value of the GIP APAC reporting unit exceeded its carrying value, therefore no impairment was recognized.
We identified the valuation of the GIP APAC reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value the GIP APAC reporting unit. This required a high degree of auditor judgment and an increased extent of effort to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of future net sales, gross profit margins and operating expenses as well as the selection of valuation multiples and discount rate, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of future net sales, gross profit margins and operating expenses and the selection of the valuation multiples and discount rate for the GIP APAC reporting unit included the following, among others:
•We tested the effectiveness of internal controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the GIP APAC reporting unit, such as controls related to management’s development of forecasts of future net sales, gross profit margins and operating expenses, and the selection of valuation multiples and discount rate.
•We performed a sensitivity analysis of the forecasts of future net sales, gross profit margins, operating expenses and the discount rate, which included their impact on future cash flows.
•We evaluated management’s ability to accurately forecast net sales, gross profit margins, and operating expenses and evaluated the reasonableness of these assumptions by comparing management’s forecast for historical periods to actual results for those periods.
•We evaluated the reasonableness of management’s forecasts of future net sales and gross profit margins by comparing the forecasts to historical and forecasted information included in macroeconomic benchmarking reports.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the long-term revenue growth rate, the discount rate, and the valuation multiples by:
◦Testing the source information underlying the determination of long-term revenue growth rate, the discount rate, and the valuation multiples and the mathematical accuracy of the calculations.
◦Developing a range of independent estimates for the discount rate and valuation multiples and comparing the discount rate and valuation multiples selected by management to those ranges.
◦Comparing the long-term revenue growth rate to macroeconomic benchmarking.

/s/ Deloitte & Touche LLP

Columbus, Ohio
December 18, 2023

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
Disclosure Controls and Procedures
We completed the Lee Container Acquisition on December 15, 2022, the Centurion Acquisition on March 31, 2023, the ColePak Acquisition on August 23, 2023 and the Reliance Acquisition on October 1, 2023. The scope of our assessment of the effectiveness of internal controls over financial reporting for the fiscal year ended October 31, 2023, will not include the Lee Container Acquisition, the Centurion Acquisition, the ColePak Acquisition and the Reliance Acquisition. This exclusion is in accordance with the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from the scope of assessment in the year of acquisition.
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
All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore can provide only reasonable assurance of achieving the designed control objectives. The Company’s internal control system is supported by written policies and procedures, contains self-monitoring mechanisms, and is audited by the internal audit function. Appropriate actions are taken by management to correct deficiencies as they are identified. As allowed by the Securities and Exchange Commission’s general guidance, management excluded Lee Container, Centurion, ColePak, and Reliance, which were acquired in 2023, from its assessment of internal control over financial reporting. These acquisitions constituted approximately 13% of total assets and approximately 3% of net sales, included in our consolidated financial statements as of and for the year ended October 31, 2023.

As of October 31, 2023, management has assessed the effectiveness of the Company’s internal control over financial reporting. In making this assessment, we used the criteria described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2023.
Our internal control over financial reporting as of October 31, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Report of Independent Registered Public Accounting Firm
To the shareholders and Board of Directors of Greif, Inc. and subsidiary companies
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Greif, Inc. and subsidiaries (the “Company”) as of October 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2023, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2023, of the Company and our report dated December 18, 2023, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Lee Container Corporation, Inc., Centurion Container LLC, ColePak, LLC, and Reliance Products Ltd., which were acquired on December 15, 2022, March 31, 2023, August 23, 2023, and October 1, 2023, respectively, and whose financial statements constitute approximately 13% of total assets and approximately 3% of total revenues of the consolidated financial statement amounts as of and for the fiscal year ended October 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at Lee Container Corporation, Inc., Centurion Container LLC, ColePak, LLC, and Reliance Products Ltd. and their subsidiaries.
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
December 18, 2023

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal Number 1 – Election of Directors” in the 2024 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by Items 401(b) and (d)-(f) of Regulation S-K will be contained under the caption “Corporate Governance - Executive Officers of the Company” in the 2024 Proxy Statement, which information is incorporated herein by reference.
We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of the date of this filing, the members of the Audit Committee were Robert M. Patterson, Karen A. Morrison, Kimberly T. Scott and Vicki L. Avril-Groves. Mr. Patterson is Chairperson of the Audit Committee. Our Board of Directors has determined that Mr. Patterson is an “Audit Committee Financial Expert,” as that term is defined in Item 401(h)(2) of Regulation S-K, and “Independent,” as that term is defined in Rule 10A-3 of the Exchange Act.
Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10 percent of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Corporate Governance—Stock Holdings of Certain Owners and Management—Delinquent Section 16(a) Reports” in the 2024 Proxy Statement, which information is incorporated herein by reference.
Information concerning the procedures by which stockholders may recommend nominees to our Board of Directors will be found under the caption “Other Matters - Stockholder Recommendations for Director Nominees” in the 2024 Proxy Statement. There has been no material change to the nomination procedures we previously disclosed in the proxy statement for our 2023 annual meeting of stockholders.
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
ITEM 11. EXECUTIVE COMPENSATION
The 2024 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the caption “Compensation Discussion and Analysis;” information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Matters - Compensation Committee Interlocks and Insider Participation;” and information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Matters- Compensation Committee Report.” This information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Corporate Governance - Stock Holdings of Certain Owners and Management” in the 2024 Proxy Statement, which information is incorporated herein by reference.
Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Executive Compensation Tables - Equity Compensation Plan Information” in the 2024 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Other Matters - Certain Relationships and Related Transactions” in the 2024 Proxy Statement, which information is incorporated herein by reference.
Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance – Director Independence” in the 2024 Proxy Statement, which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Audit Committee Matters - Fees of Independent Registered Public Accounting Firm” in the 2024 Proxy Statement, which information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
EXHIBITS

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
3.1	Amended and Restated Certificate of Incorporation of Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 3(a) therein).

3.2	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Definitive Proxy Statement on Form 14A dated January 27, 2003, File No. 001-00566 (see Exhibit A therein).

3.3	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 3.1 therein).

3.4	Third Amended and Restated By-Laws of Greif, Inc.	Current Report on Form 8-K dated September 3, 2021, File No. 001-00566 (see Exhibit 99.2 therein).

3.5	Amendment to Third Amended and Restated By-Laws of Greif, Inc.	Current Report on Form 8-K dated December 11, 2023, File No. 001-00566 (see Exhibit 99.3 therein).

4	Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934.	Annual Report on Form 10-K for the fiscal year ended October 31, 2019, File No. 001-00566 (see Exhibit 4.3 therein).

10.1*	Greif, Inc. Amended and Restated Directors’ Deferred Compensation Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.2 therein).

10.2*	Supplemental Retirement Benefit Agreement.	Annual Report on Form 10-K for the fiscal year ended October 31, 1999, File No. 001-00566 (see Exhibit 10(i) therein).

10.3*	Greif, Inc. Second Amended and Restated Supplemental Executive Retirement Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2007, File No. 001-00566 (see Exhibit 10(f) therein).

10.4*	Greif, Inc. 2020 Long-Term Incentive Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (See Exhibit 10.8 therein).

10.5*	Form of Performance Stock Unit Award Document for the Greif, Inc. 2020 Long-Term Incentive Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (See Exhibit 10.9 therein).

10.6*	Form of Restricted Stock Unit Award Document – Time Vesting for the Greif, Inc. 2020 Long-Term Incentive Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (See Exhibit 10.10 therein).

10.7*	Greif, Inc. Performance-Based Incentive Compensation Plan.	Definitive Proxy Statement on Form 14A dated January 25, 2002, File No. 001-00566 (see Exhibit B therein).

10.8*	Amendment No. 1 to the Greif, Inc. Performance-Based Incentive Compensation Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2011, File No. 001-00566 (See Exhibit 10(i) therein).

10.9*	Amendment No. 2 to the Greif, Inc. Performance-Based Incentive Compensation Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2013, File No. 001-00566 (See Exhibit 10.10 therein).

10.10*	Amendment No. 3 to the Greif, Inc. Performance-Based Incentive Compensation Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2017, File No. 001-00566 (See Exhibit 10.11 therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10.11*	Greif, Inc. 2001 Management Equity Incentive and Compensation Plan.	Definitive Proxy Statement on Form DEF 14A dated January 26, 2001, File No. 001-00566 (see Exhibit A therein).

10.12*	Amendment No. 1 to the Greif, Inc. 2001 Management Equity Incentive and Compensation Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2011, File No. 001-00566 (See Exhibit 10(k) therein).

10.13*	Amendment No. 2 to the Greif, Inc. 2001 Management Equity Incentive and Compensation Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2015, File No. 001-00566 (See Exhibit 10.13.2 therein).

10.14*	Amendment No. 3 to the Greif, Inc. 2001 Management Equity Incentive and Compensation Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (See Exhibit 10.18 therein).

10.15*	Greif, Inc. Amended and Restated Outside Directors Equity Award Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2023, File No. 001-00566 (see Exhibit 10.1 therein).

10.16*	Stock Option Award Agreement for the Greif, Inc. Amended and Restated Outside Directors Equity Award Plan.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(c) therein).

10.17*	Restricted Share Award Agreement for the Greif, Inc. Amended and Restated Outside Directors Equity Award Plan.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(d) therein).

10.18*	Greif, Inc. Amended and Restated Nonqualified Deferred Compensation Plan, effective June 1, 2008.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, File No. 001-00566 (see Exhibit 10.5 therein).

10.19*	Amendment No. 1 to the Greif, Inc. Amended and Restated Nonqualified Deferred Compensation Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, File No. 001-00566 (see Exhibit 10.6 therein).

10.20*	Greif, Inc. Nonqualified Supplemental Deferred Compensation Plan, effective January 1, 2020.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, File No. 001-00566 (see Exhibit 10.3 therein).

10.21*	Amendment No. 1 to the Greif, Inc. Nonqualified Supplemental Deferred Compensation Plan.	Current Report on Form 8-K dated June 30, 2023, File No. 001-00566 (see Exhibit 10.1 therein).

10.22*	Form Nonqualified Supplemental Deferred Compensation Plan Participation Letter.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, File No. 001-00566 (see Exhibit 10.4 therein).

10.23*	Defined Contribution Supplemental Executive Retirement Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013, File No. 001-00566 (see Exhibit 10.1 therein).

10.24*	Incentive Compensation Recovery Policy.	Contained herein.

10.25
Second Amended and Restated Credit Agreement, dated March 1, 2022, among Greif, Inc., Greif Packaging LLC, Greif International Holding B.V., and Greif Beheer B.V., as borrowers, each financial institution party thereto, as lenders, Wells Fargo Securities, LLC, JPMorgan Chase Bank, National Association, BOFA Securities, Inc., MUFG Bank, Ltd, U.S. Bank National Association, and TD Bank, N.A., as joint lead arrangers and joint book managers, and JPMorgan Chase Bank, as administrative agent for the lenders.
Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2022, File No. 001-00566 (see Exhibit 10.1 therein).

10.26
Credit Agreement, dated May 17, 2023, among Greif, Inc., as the Company, Greif Packaging LLC, as the Borrower, CoBank, ACB, as Administrative Agent, and the Other Lenders Party hereto, CoBank, ACB, as Lead Arranger and Bookrunner.
Current Report on Form 8-K dated May 19, 2023, File No. 001-00566 (see Exhibit 99.1 therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10.27
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
Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2023, File No. 001-00566 (see Exhibit 10.1 therein).

10.28
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
Current Report on Form 8-K dated September 26, 2019, File No. 001-00566 (see Exhibit 99.1 therein).

10.29	Amendment No. 1, dated May 17, 2023, to the Third Amended and Restated Sale Agreement.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2023, File No. 001-00566 (see Exhibit 10.2 therein).

10.30
Third Amended and Restated Transfer and Administration Agreement, dated September 24, 2019, by and among Greif Receivables Funding LLC, Greif Packaging LLC, Greif Packaging LLC, Delta Petroleum Company, Inc., American Flange & Manufacturing Co. Inc., Caraustar Mill Group, Inc., Caraustar Industrial and Consumer Products Group, Inc., Caraustar Recovered Fiber Group, Inc., The Newark Group, Inc., Caraustar Consumer Products Group, LLC, Caraustar Custom Packaging Group, Inc., Tama Paperboard, LLC, Cascade Paper Converters Co., and each other entity from time to time party hereto as an Originator, as Originators, Bank of America, N.A., and the various investor groups, managing agents and administrators from time to time parties here to.
Annual Report on Form 10-K for the fiscal year ended October 31, 2019, File No. 001-00566 (see Exhibit 10.26 therein).

10.31	Amendment No. 1 to the Third Amended and Restated Transfer and Administration Agreement.	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (see Exhibit 10.36 therein).

10.32	Amendment No. 2 to the Third Amended and Restated Transfer and Administration Agreement.	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2021, File No. 001-00566 (see Exhibit 10.1 therein).

10.33	Amendment No. 3 to the Third Amended and Restated Transfer and Administration Agreement.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2021, File No. 001-00566 (see Exhibit 10.2 therein).

10.34	Amendment No. 4 to the Third Amended and Restated Transfer and Administration Agreement.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022, File No. 001-00566 (see Exhibit 10.3 therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10.35	Amendment No. 5, dated May 17, 2023, to the Third Amended and Restated Transfer and Administration Agreement.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2023, File No. 001-00566 (see Exhibit 10.3 therein).

10.36
Assignment agreement, dated March 31, 2020, by and among Greif Receivables Funding LLC, Greif Packaging LLC, Custom Packaging Group LLC, the other Originators party hereto, Greif, Inc., the Investors, Administrators and Managing Agents party hereto and Bank of America, N.A., as Agent.
Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, File No. 001-00566 (see Exhibit 10.1 therein).

21	Subsidiaries of the Registrant.	Contained herein.

23	Consent of Deloitte & Touche LLP. (PCAOB Firm ID: 34)	Contained herein.

24.1	Powers of Attorney for Vicki L. Avril-Groves, John W. McNamara, Bruce A. Edwards, Daniel J. Gunsett, Mark A. Emkes, Robert M. Patterson, Kimberly T. Scott, and Karen A. Morrison.	Annual Report on Form 10-K for the fiscal year ended October 31, 2022, File No. 001-00566 (see Exhibit 24 therein).

24.2	Power of Attorney for Frank C. Miller.	Contained herein.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended October 31, 2023, formatted in Inline XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidate Balance Sheets, (iv) Consolidated Statements of Cash Flow, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements.
Contained herein.

*	Executive compensation plans and arrangements required to be filed pursuant to Item 601(b)(10) of Regulation S-K.
Financial Statement Schedules:
These schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the Consolidated Financial Statements or Notes thereto.

ITEM 16. FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greif, Inc.
(Registrant)
Date:	December 18, 2023	By:	/s/ OLE G. ROSGAARD
Ole G. Rosgaard
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ OLE G. ROSGAARD	/s/ LAWRENCE A. HILSHEIMER
Ole G. Rosgaard	Lawrence A. Hilsheimer
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Member of the Board of Directors	(principal financial officer)
(principal executive officer)

/s/ MICHAEL J. TAYLOR	BRUCE A. EDWARDS*
Michael J. Taylor	Bruce A. Edwards
Vice President, Corporate Financial Controller	Chairman
(principal accounting officer)	Member of the Board of Directors

DANIEL J. GUNSETT*	FRANK C. MILLER*
Daniel J. Gunsett	Frank C. Miller
Member of the Board of Directors	Member of the Board of Directors

JOHN W. MCNAMARA*	KAREN A. MORRISON*
John W. McNamara	Karen A. Morrison
Member of the Board of Directors	Member of the Board of Directors

KIMBERLY T. SCOTT*	MARK A. EMKES*
Kimberly T. Scott	Mark A. Emkes
Member of the Board of Directors	Member of the Board of Directors

ROBERT M. PATTERSON*	VICKI L. AVRIL-GROVES*
Robert M. Patterson	Vicki L. Avril-Groves
Member of the Board of Directors	Member of the Board of Directors

*	The undersigned, Ole G. Rosgaard, by signing his name hereto, does hereby execute this Form 10-K on behalf of each of the above-named persons pursuant to powers of attorney duly executed by such persons and filed as an exhibit to this Form 10-K.

By:	/s/ OLE. G. ROSGAARD
Ole G. Rosgaard
Each of the above signatures is affixed as of December 18, 2023.