Form 10-Q
period 2024-01-31
GREIF, INC
filed 2024-02-29
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-00566

GREIF, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-4388903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

425 Winter Road, Delaware Ohio	43015
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code: (740) 549-6000
Former name, former address and former fiscal year, if changed since last report: Not Applicable

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock	GEF	New York Stock Exchange
Class B Common Stock	GEF-B	New York Stock Exchange
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on February 26, 2024:

Class A Common Stock	25,790,029 shares
Class B Common Stock	21,331,127 shares

Table of Content

Table of Content
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended January 31,
(in millions, except per share amounts)	2024	2023
Net sales	$1,205.8	$1,271.0
Cost of products sold	984.2	1,019.4
Gross profit	221.6	251.6
Selling, general and administrative expenses	145.8	139.4
Acquisition and integration related costs	2.6	7.5
Restructuring charges	5.7	2.4
Non-cash asset impairment charges	1.3	0.5
Gain on disposal of properties, plants and equipment, net	(2.7)	—
Gain on disposal of businesses, net	—	(54.6)
Operating profit	68.9	156.4
Interest expense, net	24.2	22.8
Other expense, net	9.1	3.3
Income before income tax expense and equity earnings of unconsolidated affiliates, net	35.6	130.3
Income tax (benefit) expense	(38.2)	37.7
Equity earnings of unconsolidated affiliates, net of tax	(0.5)	(0.5)
Net income	74.3	93.1
Net income attributable to noncontrolling interests	(7.1)	(3.2)
Net income attributable to Greif, Inc.	$67.2	$89.9
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$1.17	$1.55
Class B common stock	$1.75	$2.31
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$1.17	$1.54
Class B common stock	$1.75	$2.31
Weighted-average number of Class A common shares outstanding:
Basic	25.5	25.7
Diluted	25.6	25.8
Weighted-average number of Class B common shares outstanding:
Basic	21.3	21.7
Diluted	21.3	21.7
Cash dividends declared per common share:
Class A common stock	$0.52	$0.50
Class B common stock	$0.77	$0.74
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended January 31,
(in millions)	2024	2023
Net income	$74.3	$93.1
Other comprehensive income (loss), net of tax:
Foreign currency translation	27.6	51.3
Derivative financial instruments	(36.2)	(25.7)
Minimum pension liabilities	(2.7)	(2.4)
Other comprehensive income (loss), net of tax	(11.3)	23.2
Comprehensive income	63.0	116.3
Comprehensive income attributable to noncontrolling interests	7.1	3.5
Comprehensive income attributable to Greif, Inc.	$55.9	$112.8
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	January 31, 2024	October 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$179.3	$180.9
Trade accounts receivable, net of allowance	639.2	659.4
Inventories:
Raw materials	282.4	255.8
Finished goods	86.1	82.8
Assets held for sale	5.4	5.0
Prepaid expenses	66.5	46.0
Other current assets	130.4	139.2
	1,389.3	1,369.1
Long-term assets
Goodwill	1,704.1	1,693.0
Other intangible assets, net of amortization	773.5	792.2
Deferred tax assets	23.5	22.9
Pension assets	38.2	36.2
Operating lease right-of-use assets	298.0	290.3
Finance lease right-of-use assets	31.2	30.5
Other long-term assets	139.8	164.0
	3,008.3	3,029.1
Properties, plants and equipment
Timber properties, net of depletion	230.2	229.6
Land	154.9	153.7
Buildings	557.3	544.3
Machinery and equipment	2,178.6	2,138.8
Capital projects in progress	207.6	200.5
	3,328.6	3,266.9
Accumulated depreciation	(1,757.1)	(1,704.3)
	1,571.5	1,562.6
Total assets	$5,969.1	$5,960.8
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	January 31, 2024	October 31, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$468.0	$497.8
Accrued payroll and employee benefits	101.5	137.7
Restructuring reserves	17.1	16.8
Current portion of long-term debt	88.3	88.3
Short-term borrowings	18.2	5.4
Current portion of operating lease liabilities	55.3	53.8
Current portion of finance lease liabilities	3.4	3.4
Other current liabilities	130.9	136.1
	882.7	939.3
Long-term liabilities
Long-term debt	2,185.3	2,121.4
Operating lease liabilities	246.1	240.2
Finance lease liabilities	28.8	27.9
Deferred tax liabilities	258.0	325.6
Pension liabilities	55.9	56.3
Postretirement benefit obligations	6.3	6.2
Contingent liabilities and environmental reserves	18.3	17.3
Long-term income tax payable	21.2	21.2
Other long-term liabilities	105.2	93.8
	2,925.1	2,909.9
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	124.9	125.3
Equity
Common stock, without par value	222.1	208.4
Treasury stock, at cost	(279.5)	(281.9)
Retained earnings	2,377.7	2,337.9
Accumulated other comprehensive loss, net of tax:
Foreign currency translation	(290.1)	(317.7)
Derivative financial instruments	35.5	71.7
Minimum pension liabilities	(73.2)	(70.5)
Total Greif, Inc. shareholders’ equity	1,992.5	1,947.9
Noncontrolling interests	43.9	38.4
Total shareholders’ equity	2,036.4	1,986.3
Total liabilities and shareholders’ equity	$5,969.1	$5,960.8
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended January 31,
(in millions)	2024	2023
Cash flows from operating activities:
Net income	$74.3	$93.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	60.4	55.1
Non-cash asset impairment charges	1.3	0.5
Gain on disposals of properties, plants and equipment, net	(2.7)	—
Gain on disposals of businesses, net	—	(54.6)
Unrealized foreign exchange loss	7.6	0.1
Deferred income tax (benefit) expense	(49.2)	0.7
Non-cash lease expense	12.2	12.9
Other, net	0.5	0.5
Increase (decrease) in cash from changes in certain assets and liabilities, net of impacts from acquisitions:
Trade accounts receivable	21.5	112.0
Inventories	(28.0)	(2.6)
Accounts payable	(21.1)	(103.1)
Restructuring reserves	0.2	0.5
Operating leases	(12.5)	(12.8)
Pension and post-retirement benefit liabilities	(3.3)	(8.1)
Other, net	(56.7)	(61.3)
Net cash provided by operating activities	4.5	32.9
Cash flows from investing activities:
Purchases of business, net of cash acquired	—	(301.9)
Purchases of properties, plants and equipment	(55.6)	(49.3)
Purchases of timber properties	(1.8)	(2.3)
Payments for deferred purchase price of acquisitions	(1.2)	(21.7)
Proceeds from the sale of properties, plants, equipment and other assets	5.0	0.5
Proceeds from the sale of businesses	—	105.6
Net cash used in investing activities	(53.6)	(269.1)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	529.1	836.3
Payments on long-term debt	(419.2)	(538.3)
Proceeds (payments) on short-term borrowings, net	12.7	(1.6)
Proceeds from trade accounts receivable credit facility	0.7	55.5
Payments on trade accounts receivable credit facility	(49.2)	(48.7)
Dividends paid to Greif, Inc. shareholders	(29.7)	(28.9)
Payments for share repurchases	—	(17.8)
Tax withholding payments for stock-based awards	(6.8)	(12.4)
Purchases of redeemable noncontrolling interest	—	(3.3)
Other, net	(1.5)	(1.3)
Net cash provided by financing activities	36.1	239.5
Effects of exchange rates on cash	11.4	10.6
Net (decrease) increase in cash and cash equivalents	(1.6)	13.9
Cash and cash equivalents at beginning of period	180.9	147.1
Cash and cash equivalents at end of period	$179.3	$161.0
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended January 31, 2024
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2023	46,805	$208.4	30,037	$(281.9)	$2,337.9	$(316.5)	$1,947.9	$38.4	$1,986.3
Net income					67.2		67.2	7.1	74.3
Other comprehensive income (loss):
Foreign currency translation						27.6	27.6	—	27.6
Derivative financial instruments, net of $11.9 million of income tax expense						(36.2)	(36.2)		(36.2)
Minimum pension liability adjustment, net of $0.1 million income tax benefit						(2.7)	(2.7)		(2.7)
Comprehensive income			.				55.9		63.0
Current period mark to redemption value of redeemable noncontrolling interest and other					2.3		2.3		2.3
Net income allocated to redeemable noncontrolling interests							—	(1.6)	(1.6)
Dividends paid to Greif, Inc. shareholders ($0.52 and $0.77 per Class A share and Class B share, respectively)					(29.7)		(29.7)		(29.7)
Colleague stock purchase plan	33	1.8	(33)	0.2			2.0		2.0
Long-term incentive shares issued	283	10.5	(283)	2.2			12.7		12.7
Share based compensation	—	1.4	—	—			1.4		1.4
As of January 31, 2024	47,121	$222.1	29,721	$(279.5)	$2,377.7	$(327.8)	$1,992.5	$43.9	$2,036.4

	Three Months Ended January 31, 2023
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2022	47,443	$173.5	29,399	$(205.1)	$2,095.2	$(302.3)	$1,761.3	$33.0	$1,794.3
Net income					89.9		89.9	3.2	93.1
Other comprehensive income (loss):
Foreign currency translation						51.0	51.0	0.3	51.3
Derivative financial instruments, net of $8.5 million income tax expense						(25.7)	(25.7)		(25.7)
Minimum pension liability adjustment, net of $0.9 million income tax expense						(2.4)	(2.4)		(2.4)
Comprehensive income			.				112.8		116.3
Current period mark to redemption value of redeemable noncontrolling interest and other					0.8		0.8		0.8
Net income allocated to redeemable noncontrolling interests							—	0.3	0.3
Dividends paid to Greif, Inc. shareholders ($0.50 and $0.74 per Class A share and Class B share, respectively)					(28.9)		(28.9)		(28.9)
Dividends earned on RSU shares					0.4		0.4		0.4
Share repurchases	(232)	—	232	(17.8)			(17.8)		(17.8)
Long-term incentive shares issued	331	13.8	(331)	1.8			15.6		15.6
Share based compensation	—	1.2	—	—			1.2		1.2
As of January 31, 2023	47,542	$188.5	29,300	$(221.1)	$2,157.4	$(279.4)	$1,845.4	$36.8	$1,882.2

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
The information filed herein reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated balance sheet as of January 31, 2024 and the condensed consolidated balance sheet as of October 31, 2023, the interim condensed consolidated statements of income, comprehensive income and changes in shareholders’ equity for the three months ended January 31, 2024 and 2023 and the interim condensed consolidated statements of cash flows for the three months ended January 31, 2024 and 2023 of the Company. The interim condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling interest and are accounted for using either the equity or cost method, as appropriate.
The unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2023 (the “2023 Form 10-K”).
Newly Adopted Accounting Standards
There have been no new accounting standards adopted since the filing of the 2023 Form 10-K that have significance, or potential significance, to the interim condensed consolidated financial statements.
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, "Income Taxes (Topic 740): Improvements to Tax Disclosures,” which is intended to improve the effectiveness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The effective date for the Company to adopt this ASU for fiscal year-end is November 1, 2025. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flow and disclosures.
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The effective date for the Company to adopt this ASU for fiscal year-end and interim periods is November 1, 2024 and November 1, 2025 respectively. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flow and disclosures.

Table of Content
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
The following table summarizes the consideration transferred to acquire ColePak and the preliminary valuation of identifiable assets acquired and liabilities assumed at the acquisition date:

(in millions)	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments	Amount Recognized as of Acquisition Date (as Adjusted)
Fair value of consideration transferred
Cash consideration	$74.6	$—	$74.6
Noncontrolling interest	72.1	—	72.1

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$6.7	$—	$6.7
Inventories	3.3	—	3.3
Intangibles	59.0	—	59.0
Operating lease right-of use assets	8.6	—	8.6
Properties, plants and equipment	19.4	—	19.4
Total assets acquired	97.0	—	97.0

Accounts payable and other current liabilities	(1.8)	—	(1.8)
Operating lease liabilities	(8.6)	—	(8.6)
Total liabilities assumed	(10.4)	—	(10.4)
Total identifiable net assets	$86.6	$—	$86.6
Goodwill	$60.1	$—	$60.1
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

Table of Content
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
Prior to the acquisition, the Company accounted for its approximately 10% ownership interest under the equity method of accounting. The acquisition of a controlling financial interest was accounted for as a step acquisition in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”. As a result, fair value of our previously held interest in Centurion of $16.8 million was valued using a discounted cash flow model, resulting in a gain of $9.8 million. The gain was reflected in the consolidated statements of income within the gain on disposal of businesses, net line.

Table of Content
The following table summarizes the consideration transferred to acquire Centurion and the preliminary valuation of identifiable assets acquired and liabilities assumed at the acquisition date:

(in millions)	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments	Amount Recognized as of Acquisition Date (as Adjusted)
Fair value of consideration transferred
Cash consideration	$144.5	$—	$144.5
Noncontrolling interest	40.9	—	40.9
Previously held interest	16.8	—	16.8

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$12.4	$—	$12.4
Inventories	2.0	—	2.0
Prepaid and other current assets	0.4	—	0.4
Intangibles	83.4	9.4	92.8
Operating lease right-of use assets	10.2	—	10.2
Properties, plants and equipment	7.7	—	7.7
Total assets acquired	116.1	9.4	125.5

Accounts payable	(4.2)	—	(4.2)
Other current liabilities	(4.3)	—	(4.3)
Operating lease liabilities	(10.2)	—	(10.2)
Total liabilities assumed	(18.7)	—	(18.7)
Total identifiable net assets	$97.4	$9.4	$106.8
Goodwill	$104.8	$(9.4)	$95.4
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
The following table summarizes the consideration transferred to acquire Lee Container and the final valuation of identifiable assets acquired and liabilities assumed at the acquisition date:

(in millions)	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments	Amount Recognized as of Acquisition Date (as Adjusted)
Fair value of consideration transferred
Cash consideration	$302.8	$0.2	$303.0

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$21.9	$(0.4)	$21.5
Inventories	27.5	(5.2)	22.3
Prepaid and other current assets	0.5	—	0.5
Intangibles	133.5	—	133.5
Finance lease right-of use assets	32.4	1.0	33.4
Properties, plants and equipment	54.7	—	54.7
Total assets acquired	270.5	(4.6)	265.9

Accounts payable	(3.9)	—	(3.9)
Accrued payroll and employee benefits	(1.3)	—	(1.3)
Other current liabilities	(3.1)	2.9	(0.2)
Finance lease liabilities	(30.6)	(2.8)	(33.4)
Total liabilities assumed	(38.9)	0.1	(38.8)
Total identifiable net assets	$231.6	(4.5)	227.1
Goodwill	$71.2	$4.7	$75.9
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

Table of Content
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
As of January 31, 2024, the Company had completed the determination of the fair value of assets acquired and liabilities assumed related to the Lee Container Acquisition.
Pro Forma Results
The following unaudited supplemental pro forma data presents consolidated information as if the Lee Container Acquisition had been completed on November 1, 2021. These amounts were calculated after adjusting Lee Container’s results to reflect interest expense incurred on the debt to finance the acquisition, additional depreciation and amortization that would have been charged assuming the fair value of property, plant and equipment and intangible assets had been applied from November 1, 2021, the adjusted tax expense, and related transaction costs.

Three Months Ended January 31,
(in millions, except per share amounts)	2023
Pro forma net sales	$1,288.4
Pro forma net income attributable to Greif, Inc.	102.2
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$1.76
Class B common stock	$2.63
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$1.75
Class B common stock	$2.63
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
Divestitures
Tama Divestiture
During the first quarter of 2023, the Company completed its divestiture of a U.S. business in the Paper Packaging & Services segment, Tama Paperboard, LLC (the “Tama Divestiture”), for current net cash proceeds of $100.2 million. The Tama Divestiture did not qualify as discontinued operations because it did not represent a strategic shift that has had a major impact on the Company’s operations or financial results. The Tama Divestiture resulted in $54.6 million gain on sale of business, including goodwill allocated to the sale of $22.5 million.

Table of Content
NOTE 3 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the three months ended January 31, 2024:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2023	$16.4	$0.4	$16.8
Costs incurred and charged to expense	2.9	2.8	5.7
Costs paid or otherwise settled	(2.5)	(2.9)	(5.4)
Balance at January 31, 2024	$16.8	$0.3	$17.1
The focus for restructuring activities in 2024 is to optimize operations and close under-performing assets.
During the three months ended January 31, 2024, the Company recorded restructuring charges of $5.7 million, as compared to $2.4 million of restructuring charges recorded during the three months ended January 31, 2023. The restructuring activity for the three months ended January 31, 2024 consisted of $2.9 million in employee separation costs and $2.8 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities.
The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-Q. Remaining amounts expected to be incurred were $13.8 million as of January 31, 2024:

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the Three Months Ended January 31, 2024	Amounts Remaining to be Incurred
Global Industrial Packaging
Employee separation costs	$4.2	$0.7	$3.5
Other restructuring costs	1.2	0.2	1.0
	5.4	0.9	4.5
Paper Packaging & Services
Employee separation costs	2.3	2.2	0.1
Other restructuring costs	11.8	2.6	9.2
	14.1	4.8	9.3
	$19.5	$5.7	$13.8
NOTE 4 — LONG-TERM DEBT
Long-term debt is summarized as follows:

(in millions)	January 31, 2024	October 31, 2023
2022 Credit Agreement - Term Loans	$1,473.7	$1,493.8
2023 Credit Agreement - Term Loan	294.4	296.3
Accounts receivable credit facilities	304.6	351.0
2022 Credit Agreement - Revolving Credit Facility	208.9	77.3
	2,281.6	2,218.4
Less: current portion	88.3	88.3
Less: deferred financing costs	8.0	8.7
Long-term debt, net	$2,185.3	$2,121.4

Table of Content
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
On May 17, 2023, the Company and Greif Packaging LLC, a direct wholly owned subsidiary of Greif, Inc. (“Greif Packaging”), entered into a $300.0 million senior secured credit agreement (the “2023 Credit Agreement” and, together with the 2022 Credit Agreement, the “2022 and 2023 Credit Agreements”) with CoBank, ACB (“CoBank”), which acted as a lender and is acting as administrative agent of the 2023 Credit Agreement. The 2023 Credit Agreement is permitted incremental equivalent debt under the terms of the 2022 Credit Agreement. The 2023 Credit Agreement provides for a $300.0 million secured term loan facility with quarterly principal installments that commenced on July 31, 2023 and will continue through January 31, 2028, with any outstanding principal balance of such term loan being due and payable on maturity on May 17, 2028. The Company used the borrowing under the 2023 Credit Agreement to repay and refinance a portion of the outstanding borrowings under the 2022 Credit Agreement.
Interest accruing under the 2023 Credit Agreement is based on SOFR plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on the Company’s leverage ratio.
As of January 31, 2024, $1,977.0 million was outstanding under the 2022 and 2023 Credit Agreements. The current portion was $88.3 million, and the long-term portion was $1,888.7 million. The weighted average interest rate for borrowings under the 2022 and 2023 Credit Agreements was 6.32% for the three months ended January 31, 2024. The actual interest rate for borrowings under the 2022 and 2023 Credit Agreements was 6.64% as of January 31, 2024. The deferred financing costs associated with the term loan portion of the 2022 and 2023 Credit Agreements totaled $8.0 million as of January 31, 2024 and are recorded as a reduction of long-term debt on the interim condensed consolidated balance sheets. The deferred financing costs associated with the revolving portion of the 2022 Credit Agreement totaled $3.2 million as of January 31, 2024 and are recorded within other long-term assets on the interim condensed consolidated balance sheets.
United States Trade Accounts Receivable Credit Facility
Greif Receivables Funding LLC (“Greif Funding”), Greif Packaging, and certain other U.S. subsidiaries of the Company are parties to an amended and restated U.S. Receivables Financing Facility Agreement (the “U.S. RFA”). On May 17, 2023, the maturity date of the U.S. RFA was extended to May 17, 2024. The U.S. RFA provides an accounts receivable financing facility of $300.0 million. As of January 31, 2024, there was $230.8 million ($270.9 million as of October 31, 2023) outstanding under the U.S. RFA that is reported as long-term debt on the interim condensed consolidated balance sheets because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing.
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
International Trade Accounts Receivable Credit Facility
Cooperage Receivables Finance B.V. and Greif Services Belgium BV, an indirect wholly owned subsidiary of Greif, Inc., are parties to an amended and restated Nieuw Amsterdam Receivables Financing Agreement (the “European RFA”) with affiliates of a major international bank. On April 14, 2023, the maturity date of the European RFA was extended to April 23, 2024. The European RFA provides an accounts receivable financing facility of up to €100.0 million ($108.3 million as of January 31, 2024) secured by certain European accounts receivable. As of January 31, 2024, $73.8 million ($80.1 million as of October 31,

Table of Content
2023) was outstanding on the European RFA that is reported as long-term debt on the interim condensed consolidated balance sheets because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing.
NOTE 5 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of January 31, 2024 and October 31, 2023:

	January 31, 2024
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$49.4	$—	$49.4	$—	$(13.2)	$—	$(13.2)
Foreign exchange hedges	—	3.3	—	3.3	—	(0.9)	—	(0.9)
Insurance annuity	—	—	19.3	19.3	—	—	—	—
Cross currency swap	—	17.4	—	17.4	—	(7.0)	—	(7.0)

	October 31, 2023
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$78.4	$—	$78.4	$—	$—	$—	$—
Foreign exchange hedges	—	0.1	—	0.1	—	(0.1)	—	(0.1)
Insurance annuity	—	—	18.8	18.8	—	—	—	—
Cross currency swap	—	18.9	—	18.9	—	—	—	—
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of January 31, 2024 and October 31, 2023 approximate their fair values because of the short-term nature of these items and are not included in this table.
Interest Rate Derivatives
As of January 31, 2024, the Company has various interest rate swaps with a total notional amount of $1,600.0 million, maturing between March 11, 2024 and July 16, 2029. The Company will receive variable rate interest payments based upon one-month U.S. dollar SOFR, and in return the Company will be obligated to pay interest at a weighted average fixed interest rate of 2.9%. This effectively converted the borrowing rate on an amount of debt equal to the notional amount of the interest rate swaps from a variable rate to a fixed rate.
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
Gains reclassified to earnings under these contracts were $9.7 million and $4.7 million for the three months ended January 31, 2024, and 2023, respectively. A derivative gain of $25.2 million, based upon interest rates at January 31, 2024, is expected to be reclassified from accumulated other comprehensive income (loss) to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of January 31,

Table of Content
2024, and October 31, 2023, the Company had outstanding foreign currency forward contracts in the notional amount of $465.5 million and $66.0 million, respectively.
Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which are based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
For the three months ended January 31, 2024, and 2023, the Company recorded realized gains of $0.0 million and $0.1 million under fair value contracts in other expense, net.
For the three months ended January 31, 2024, and 2023, the Company recorded unrealized net gains (losses) of $2.4 million and $(2.8) million in other expense, net.
Cross Currency Swap
The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. As of January 31, 2024, the Company has various cross currency interest rate swaps that synthetically swap $532.5 million of U.S. fixed rate debt to Euro denominated fixed rate debt. The Company receives a weighted average rate of 1.36% on these swaps. These agreements are designated as either net investment hedges or cash flow hedges for accounting purposes and will mature between March 2, 2024 and November 3, 2028.
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
For the three months ended January 31, 2024 and 2023, gains recorded in interest expense, net under the cross currency swap agreements were $1.9 million and $1.4 million.
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
NOTE 6 – STOCK-BASED COMPENSATION
Long-Term Incentive Plan
The Company granted 120,843 restricted stock units (“RSUs”) on December 12, 2023, for the performance period commencing on November 1, 2023 and ending September 30, 2026. The weighted average fair value of the RSUs granted on that date was $62.83.
During 2024, the Company issued 53,060 shares of Class A Common Stock excluding shares withheld for the payment of taxes owed by recipients for RSUs vested for the performance period commenced on November 1, 2020 and ended October 31, 2023.
The Company granted 202,402 performance stock units (“PSUs”) on December 12, 2023, for the performance period commencing on November 1, 2023 and ending September 30, 2026. If earned, the PSUs are to be awarded in shares of Class A Common Stock. The weighted average fair value of the PSUs granted on that date was $60.77. The weighted average fair value of the PSUs at January 31, 2024 was $60.54.
During 2024, the Company issued 229,859 shares of Class A Common Stock excluding shares withheld for the payment of taxes owed by recipients for PSUs vested for the performance period commenced on November 1, 2020 and ended October 31, 2023.

Table of Content
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
For the three months ended January 31, 2024 and January 31, 2023, income tax (benefit) expense was $(38.2) million and $37.7 million, respectively. The $75.9 million net decrease in income tax expense was primarily attributable to the following:
•A $9.0 million benefit due to changes in the expected mix of earnings among tax jurisdictions, including jurisdictions for which valuation allowances have been recorded, as well as the timing of recognition of the related tax expense under ASC 740-270.
•One-time discrete tax benefits of $48.1 million related to the recognition of deferred tax assets due to the onshoring of certain non-U.S. intangible property.
•In 2023, $18.8 million of expense was recorded for nondeductible goodwill associated with the Tama Divestiture.
NOTE 8 — POST RETIREMENT BENEFIT PLANS
The components of net periodic pension cost include the following:

	Three Months Ended January 31,
(in millions)	2024	2023
Service cost	$1.7	$2.0
Interest cost	8.6	8.7
Expected return on plan assets	(10.8)	(9.7)
Amortization of prior service benefit	(0.1)	(0.1)
Recognized net actuarial gain	(0.2)	(0.5)
Net periodic pension (benefit) cost	$(0.8)	$0.4
The Company expects to make employer contributions of $5.9 million, including benefits paid directly by the Company, during 2024.
The components of net periodic pension cost and net periodic post-retirement benefit, other than the service cost components, are included in the line item “Other expense, net” in the interim condensed consolidated statements of income.
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

Table of Content
Environmental Reserves
As of January 31, 2024, and October 31, 2023, the Company’s environmental reserves were $18.3 million and $17.3 million, respectively (including $9.8 million for the Diamond Alkali Superfund Site in the New Jersey). These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. It is possible that there could be resolution of uncertainties in the future that would require the Company to record charges that could be material to future earnings.
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
         *Diluted Class B EPS calculation is identical to Basic Class B calculation

Table of Content
The following table provides EPS information for each period, respectively:

	Three Months Ended January 31,
(in millions)	2024	2023
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$67.2	$89.9
Cash dividends	(29.7)	(28.9)
Undistributed earnings attributable to Greif, Inc.	$37.5	$61.0
The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.
The following table summarizes the shares of the Company’s Class A and Class B Common Stock as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
January 31, 2024
Class A Common Stock	128,000,000	42,281,920	25,790,029	16,491,891
Class B Common Stock	69,120,000	34,560,000	21,331,127	13,228,873

October 31, 2023
Class A Common Stock	128,000,000	42,281,920	25,474,254	16,807,666
Class B Common Stock	69,120,000	34,560,000	21,331,127	13,228,873
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended January 31,
	2024	2023
Class A Common Stock:
Basic shares	25,531,221	25,652,383
Assumed conversion of restricted shares	95,615	135,076
Diluted shares	25,626,836	25,787,459
Class B Common Stock:
Basic and diluted shares	21,331,127	21,721,601
NOTE 11 — COMPREHENSIVE INCOME (LOSS)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the three months ended January 31, 2024:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2023	$(317.7)	$71.7	$(70.5)	$(316.5)
Other comprehensive income (loss)	27.6	(36.2)	(2.7)	(11.3)
Balance as of January 31, 2024	$(290.1)	$35.5	$(73.2)	$(327.8)

Table of Content
The following table provides the rollforward of accumulated other comprehensive income (loss) for the three months ended January 31, 2023:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2022	$(316.5)	$72.8	$(58.6)	$(302.3)
Other comprehensive income (loss)	51.0	(25.7)	(2.4)	22.9
Balance as of January 31, 2023	$(265.5)	$47.1	$(61.0)	$(279.4)
The components of accumulated other comprehensive income (loss) above are presented net of tax, as applicable.
NOTE 12 — BUSINESS SEGMENT INFORMATION
The Company has six operating segments, which are aggregated into three reportable business segments: Global Industrial Packaging; Paper Packaging & Services; and Land Management.
The Company’s reportable business segments offer different products and services. The accounting policies of the reportable business segments are substantially the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies” note in the 2023 Form 10-K.
The following tables present net sales disaggregated by geographic area for each reportable segment for the three months ended January 31, 2024:

	Three Months Ended January 31, 2024
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$253.7	$294.7	$138.2	$686.6
Paper Packaging & Services	505.5	—	9.1	514.6
Land Management	4.6	—	—	4.6
Total net sales	$763.8	$294.7	$147.3	$1,205.8
The following tables present net sales disaggregated by geographic area for each reportable segment for the three months ended January 31, 2023:

	Three Months Ended January 31, 2023
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$259.3	$314.8	$131.7	$705.8
Paper Packaging & Services	550.5	—	9.7	560.2
Land Management	5.0	—	—	5.0
Total net sales	$814.8	$314.8	$141.4	$1,271.0

Table of Content
The following segment information is presented for the periods indicated:

	Three Months Ended January 31,
(in millions)	2024	2023
Operating profit:
Global Industrial Packaging	$50.9	$45.9
Paper Packaging & Services	16.8	109.1
Land Management	1.2	1.4
Total operating profit	$68.9	$156.4

Depreciation, depletion and amortization expense:
Global Industrial Packaging	$25.4	$21.4
Paper Packaging & Services	34.5	33.1
Land Management	0.5	0.6
Total depreciation, depletion and amortization expense	$60.4	$55.1
The following table presents total assets by segment and total properties, plants and equipment, net by geographic area:

(in millions)	January 31, 2024	October 31, 2023
Assets:
Global Industrial Packaging	$2,749.8	$2,737.5
Paper Packaging & Services	2,545.7	2,541.1
Land Management	255.1	253.2
Total segments	5,550.6	5,531.8
Corporate and other	418.5	429.0
Total assets	$5,969.1	$5,960.8

Property, plant and equipment, net and lease right-of-use assets:
United States	$1,474.7	$1,468.6
Europe, Middle East and Africa	318.9	311.9
Asia Pacific and other Americas	107.1	102.9
Total long-lived assets, net	$1,900.7	$1,883.4

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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for the interim condensed consolidated balance sheet as of January 31, 2024 and the condensed consolidated balance sheet as of October 31, 2023, and for the interim condensed consolidated statements of income for the three months ended January 31, 2024 and 2023. This discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023 (the “2023 Form 10-K”). Readers are encouraged to review the entire 2023 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
All statements, other than statements of historical facts, included in this Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals, trends, and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “aspiration,” “objective,” “project,” “believe,” “continue,” “on track” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on assumptions, expectations, and other information currently available to management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct.
Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, whether expressed in or implied by the statements. Such risks and uncertainties that might cause a difference include, but are not limited to, the following: (i) historically, our business has been sensitive to changes in general economic or business conditions, (ii) our global operations subject us to political risks, instability and currency exchange that could adversely affect our results of operations, (iii) the current and future challenging global economy and disruption and volatility of the financial and credit markets may adversely affect our business, (iv) the continuing consolidation of our customer base and suppliers may intensify pricing pressure, (v) we operate in highly competitive industries, (vi) our business is sensitive to changes in industry demands and customer preferences, (vii) raw material shortages, price fluctuations, global supply chain disruptions and high inflation may adversely impact our results of operations, (viii) energy and transportation price fluctuations and shortages may adversely impact our manufacturing operations and costs, (ix) we may encounter difficulties or liabilities arising from acquisitions or divestitures, (x) we may incur additional rationalization costs and there is no guarantee that our efforts to reduce costs will be successful, (xi) several operations are conducted by joint ventures that we cannot operate solely for our benefit, (xii) certain of the agreements that govern our joint ventures provide our partners with put or call options, (xiii) our ability to attract, develop and retain talented and qualified employees, managers and executives is critical to our success, (xiv) our business may be adversely impacted by work stoppages and other labor relations matters, (xv) we may be subject to losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage and general insurance premium and deductible increases, (xvi) our business depends on the uninterrupted operations of our facilities, systems and business functions, including our information technology and other business systems, (xvii) a cyber-attach, security breach of customer, employee, supplier or our information and data privacy risks and costs of compliance with new regulations may have a material adverse effect on our business, financial condition, results of operations and cash flows, (xviii) we could be subject to changes to our tax rates, the adoption of new U.S. or foreign tax legislation or exposure to additional tax liabilities, (xix) we have a significant amount of goodwill and long-lived assets which, if impaired in the future, would adversely impact our results of operations, (xx) changing climate, global climate change regulations and greenhouse gas effects may adversely affect our operations and financial performance, (xxi) we may be unable to achieve our greenhouse gas emission reduction targets by 2030, (xxii) legislation/regulation related to environmental and health and safety matters could negatively impact our operations and financial performance, (xxiii) product liability claims and other legal proceedings could adversely affect our operations and financial performance, and (xxiv) we may incur fines or penalties,

Table of Content
damage to our reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws.
Forward looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those forecasted or anticipated, whether expressed in or implied by the statements. For a detailed discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected, or anticipated, see “Risk Factors” in Part I, Item 1A of our 2023 Form 10-K and our other filings with the United States Securities and Exchange Commission (“SEC”).
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
In the Land Management reportable segment, we are focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land and development land. As of January 31, 2024, we owned approximately 176,000 acres of timber property in the southeastern United States, which includes 6,500 acres of special use land.
RESULTS OF OPERATIONS
The following comparative information is presented for the three months ended January 31, 2024 and 2023. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.
Items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A — Risk Factors, of the 2023 Form 10-K. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.
The non-GAAP financial measures of EBITDA and Adjusted EBITDA are used throughout the following discussion of our results of operations, both for our consolidated and segment results. For our consolidated results, EBITDA is defined as net income, plus interest expense, net, plus income tax (benefit) expense, plus depreciation, depletion and amortization, and Adjusted EBITDA is defined as EBITDA plus restructuring charges, plus acquisition and integration related costs, plus non-cash asset impairment charges, plus (gain) loss on disposal of properties, plants and equipment, net, plus (gain) loss on disposal of businesses, net, plus fiscal year-end change costs. Since we do not calculate net income by reportable segment, EBITDA and Adjusted EBITDA by reportable segment are reconciled to operating profit by reportable segment. In that case, EBITDA is defined as operating profit by reportable segment less other (income) expense, net, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization expense for that reportable segment, and Adjusted EBITDA

Table of Content
is defined as EBITDA plus restructuring charges, plus acquisition and integration related costs, plus non-cash asset impairment charges, plus (gain) loss on disposal of properties, plants and equipment, net, plus (gain) loss on disposal of businesses, net, plus fiscal year-end change costs, for that reportable segment.
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

Table of Content
First Quarter Results
The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our business segments for the three months ended January 31, 2024 and 2023:

	Three Months Ended January 31,
(in millions)	2024	2023
Net sales:
Global Industrial Packaging	$686.6	$705.8
Paper Packaging & Services	514.6	560.2
Land Management	4.6	5.0
Total net sales	$1,205.8	$1,271.0
Operating profit:
Global Industrial Packaging	$50.9	$45.9
Paper Packaging & Services	16.8	109.1
Land Management	1.2	1.4
Total operating profit	$68.9	$156.4
EBITDA:
Global Industrial Packaging	$67.3	$64.2
Paper Packaging & Services	51.7	142.5
Land Management	1.7	2.0
Total EBITDA	$120.7	$208.7
Adjusted EBITDA:
Global Industrial Packaging	$70.9	$71.8
Paper Packaging & Services	55.5	90.7
Land Management	1.6	2.0
Total Adjusted EBITDA	$128.0	$164.5

Table of Content
The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the three months ended January 31, 2024 and 2023:

	Three Months Ended January 31,
(in millions)	2024	2023
Net income	$74.3	$93.1
Plus: interest expense, net	24.2	22.8
Plus: income tax (benefit) expense	(38.2)	37.7
Plus: depreciation, depletion and amortization expense	60.4	55.1
EBITDA	$120.7	$208.7
Net income	$74.3	$93.1
Plus: interest expense, net	24.2	22.8
Plus: income tax (benefit) expense	(38.2)	37.7
Plus: other expense, net	9.1	3.3
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.5)	(0.5)
Operating profit	68.9	156.4
Less: other expense, net	9.1	3.3
Less: equity earnings of unconsolidated affiliates, net of tax	(0.5)	(0.5)
Plus: depreciation, depletion and amortization expense	60.4	55.1
EBITDA	120.7	208.7
Plus: restructuring charges	5.7	2.4
Plus: acquisition and integration related costs	2.6	7.5
Plus: non-cash asset impairment charges	1.3	0.5
Plus: gain on disposal of properties, plants and equipment, net	(2.7)	—
Plus: gain on disposal of businesses, net	—	(54.6)
Plus: fiscal year-end change costs	0.4	—
Adjusted EBITDA	$128.0	$164.5

Table of Content
The following table sets forth EBITDA and Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the three months ended January 31, 2024 and 2023:

	Three Months Ended January 31,
(in millions)	2024	2023
Global Industrial Packaging
Operating profit	$50.9	$45.9
Less: other expense, net	9.5	3.6
Less: equity earnings of unconsolidated affiliates, net of tax	(0.5)	(0.5)
Plus: depreciation and amortization expense	25.4	21.4
EBITDA	67.3	64.2
Plus: restructuring charges	0.9	2.1
Plus: acquisition and integration related costs	2.6	5.0
Plus: non-cash asset impairment charges	—	0.5
Plus: gain on disposal of properties, plants and equipment, net	(0.1)	—
Plus: fiscal year-end change costs	0.2	—
Adjusted EBITDA	$70.9	$71.8
Paper Packaging & Services
Operating profit	$16.8	$109.1
Less: other income, net	(0.4)	(0.3)
Plus: depreciation and amortization expense	34.5	33.1
EBITDA	51.7	142.5
Plus: restructuring charges	4.8	0.3
Plus: acquisition and integration related costs	—	2.5
Plus: non-cash asset impairment charges	1.3	—
Plus: gain on disposal of properties, plants and equipment, net	(2.5)	—
Plus: gain on disposal of businesses, net	—	(54.6)
Plus: fiscal year-end change costs	0.2	—
Adjusted EBITDA	$55.5	$90.7
Land Management
Operating profit	$1.2	$1.4
Plus: depreciation and depletion expense	0.5	0.6
EBITDA	1.7	2.0
Plus: gain on disposal of properties, plants and equipment, net	(0.1)	—
Adjusted EBITDA	$1.6	$2.0
Net Sales
Net sales were $1,205.8 million for the first quarter of 2024 compared with $1,271.0 million for the first quarter of 2023. The $65.2 million decrease was primarily due to lower average selling prices and lower volumes across the Global Industrial Packaging segment and the Paper Packaging & Services segment, partially offset by the full-quarter contribution from recent acquisitions. See the “Segment Review” below for additional information on net sales by segment.
Gross Profit
Gross profit was $221.6 million for the first quarter of 2024 compared with $251.6 million for the first quarter of 2023. The $30.0 million decrease was primarily due to the same factors that impacted net sales, partially offset by lower raw material, transportation, and manufacturing costs. See the “Segment Review” below for additional information on gross profit by segment. Gross profit margin was 18.4 percent and 19.8 percent for the first quarter of 2024 and 2023, respectively.

Table of Content
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $145.8 million for the first quarter of 2024 compared with $139.4 million for the first quarter of 2023. The $6.4 million increase was primarily due to higher compensation expenses and amortization expenses due to recent acquisitions. SG&A expenses were 12.1 percent and 11.0 percent of net sales for the first quarter of 2024 and 2023, respectively.
Financial Measures
Operating profit was $68.9 million for the first quarter of 2024 compared with $156.4 million for the first quarter of 2023. Net income was $74.3 million for the first quarter of 2024 compared with $93.1 million for the first quarter of 2023. Adjusted EBITDA was $128.0 million for the first quarter of 2024 compared with $164.5 million for the first quarter of 2023. The reasons for the changes in operating profit, net income, and Adjusted EBITDA for each segment are described below in the “Segment Review.”
Trends
Although we have seen some sequential improvement in certain regions and businesses, there has not been an overall inflection point in customer demand patterns. We expect the prices for old corrugated containers, which increased during our first quarter, to continue to increase slightly during the rest of the year. We also anticipate prices for steel, which also increased during our first quarter, to decrease slightly overall and prices for resin and other direct materials, as well as prices for transportation, labor and utilities, to remain relatively stable through the rest of the year.
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
Net sales were $686.6 million for the first quarter of 2024 compared with $705.8 million for the first quarter of 2023. The $19.2 million decrease was primarily due to lower volumes and lower average selling prices, partially offset by the full-quarter contribution from recent acquisitions.
Gross profit was $135.3 million for the first quarter of 2024 compared with $125.3 million for the first quarter of 2023. The $10.0 million increase in gross profit was primarily due to lower raw material costs, partially offset by the same factors that impacted net sales and higher labor costs. Gross profit margin was 19.7 percent and 17.8 percent for the three months ended January 31, 2024 and 2023, respectively.
Operating profit was $50.9 million for the first quarter of 2024 compared with operating profit of $45.9 million for the first quarter of 2023. The $5.0 million increase was primarily due to the same factors that impacted gross profit and lower integration costs, partially offset by higher SG&A expenses. Adjusted EBITDA was $70.9 million for the first quarter of 2024 compared with $71.8 million for the first quarter of 2023. The $0.9 million decrease in Adjusted EBITDA was primarily due to higher SG&A expenses and higher foreign currency translation losses, partially offset by the same factors that impacted gross profit.

Table of Content
Paper Packaging & Services
Our Paper Packaging & Services segment produces and sells containerboard, corrugated sheets, corrugated containers, and other corrugated products to customers in North America in industries such as packaging, automotive, food, and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, automotive components, books, and furniture, as well as numerous other applications. We produce and sell coated recycled paperboard and uncoated recycled paperboard, some of which we use to produce and sell products (tubes and cores, construction products, and protective packaging), which ultimately serve both industrial and consumer markets. We also produce and sell bulk and specialty partitions made from both containerboard and uncoated recycled paperboard. In addition, we purchase and sell recycled fiber, and we also produce and sell adhesives. Key factors influencing profitability in the Paper Packaging & Services segment are:
•Selling prices, product mix, customer demand and sales volumes;
•Raw material costs, primarily old corrugated containers;
•Energy and transportation costs;
•Benefits from executing the Greif Business System;
•Restructuring charges;
•Acquisition of businesses and facilities; and
•Divestiture of businesses and facilities.
Net sales were $514.6 million for the first quarter of 2024 compared with $560.2 million for the first quarter of 2023. The $45.6 million decrease was primarily due to lower volumes and lower average selling prices, partially offset by the full-quarter contribution from recent acquisitions.
Gross profit was $84.4 million for the first quarter of 2024 compared with $124.2 million for the first quarter of 2023. The $39.8 million decrease in gross profit was primarily due to the same factors that impacted net sales, partially offset by lower transportation and manufacturing costs. Gross profit margin was 16.4 percent and 22.2 percent for the first quarter of 2024 and 2023, respectively.
Operating profit was $16.8 million for the first quarter of 2024 compared with $109.1 million for the first quarter of 2023. The $92.3 million decrease was primarily due to the same factors that impacted gross profit and the $54.6 million gain from divestiture of Tama Paperboard, LLC (the “Tama Divestiture”) during the first quarter of 2023. Adjusted EBITDA was $55.5 million for the first quarter of 2024 compared with $90.7 million for the first quarter of 2023. The $35.2 million decrease in Adjusted EBITDA was primarily due to the same factors that impacted gross profit.
Land Management
As of January 31, 2024, our Land Management segment consisted of approximately 176,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management segment are:
•Planned level of timber sales;
•Selling prices and customer demand;
•Gains on timberland sales; and
•Gains on the disposal of development, surplus, and HBU properties (“special use property”).
Net sales were $4.6 million for the first quarter of 2024 compared with $5.0 million for the first quarter of 2023.
Gross profit was $1.9 million for the first quarter of 2024 compared with $2.1 million for the first quarter of 2023.
Operating profit was $1.2 million for the first quarter of 2024 compared with $1.4 million for the first quarter of 2023. Adjusted EBITDA was $1.6 million and $2.0 million for the first quarter of 2024 and 2023.
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

Table of Content
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
As of January 31, 2024, we had approximately 6,500 acres of special use property in the United States.
Income Tax Expense
Our quarterly income tax expense was computed in accordance with Accounting Standards Codification (“ASC”) 740-270 "Income Taxes - Interim Reporting." In accordance with this accounting standard, annual estimated tax expense is computed based on forecasted annual earnings and other forecasted annual amounts, including, but not limited to items such as uncertain tax positions and withholding taxes. Additionally, losses from jurisdictions for which a valuation allowance has been provided have not been included in the annual estimated tax rate. Income tax expense each quarter is provided for on a current year-to-date basis using the annual estimated tax rate, adjusted for discrete taxable events that occur during the interim period.
Income tax benefit for the first quarter of 2024 was $38.2 million on $35.6 million of pretax income, and income tax expense for the first quarter of 2023 was $37.7 million on $130.3 million of pretax income. The change from an income tax expense to an income tax benefit was primarily attributable to the following:
•An $9.0 million benefit due to changes in the expected mix of earnings among tax jurisdictions, including jurisdictions for which valuation allowances have been recorded, as well as the timing of recognition of the related tax expense under ASC740-270.
•One-time discrete tax benefits of $48.1 million related to the recognition of deferred tax assets due to the onshoring of certain non-U.S. intangible property.
•In 2023, $18.8 million of expense was recorded for nondeductible goodwill associated with the Tama Divestiture.
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
The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from zero to $5.7 million. Actual results may differ materially from this estimate.
The Organization for Economic Co-operation and Development proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon in principle by over 140 countries. During 2023, many countries began to incorporate Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2. Accordingly, we still are evaluating the potential impacts of Pillar 2 on our longer-term business, financial position and results of operations.
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

Table of Content
We currently expect that operating cash flows, borrowings under our senior secured credit facilities, and proceeds from our trade accounts receivable credit facilities will be sufficient to fund our anticipated working capital, capital expenditures, cash dividends, debt repayment, potential acquisitions of businesses, and other liquidity needs for at least 12 months.
Cash Flow

Three Months Ended January 31, (in millions)	2024	2023
Net cash provided by operating activities	$4.5	$32.9
Net cash used in investing activities	(53.6)	(269.1)
Net cash provided by financing activities	36.1	239.5
Effects of exchange rates on cash	11.4	10.6
Net (decrease) increase in cash and cash equivalents	(1.6)	13.9
Cash and cash equivalents at beginning of year	180.9	147.1
Cash and cash equivalents at end of period	$179.3	$161.0
Operating Activities
The $20.2 million decrease in accounts receivable to $639.2 million as of January 31, 2024 from $659.4 million as of October 31, 2023 was primarily due to lower average sale prices and lower volumes.
The $29.9 million increase in inventories to $368.5 million as of January 31, 2024 from $338.6 million as of October 31, 2023 was primarily due to higher raw material purchases and increase in raw material price indexes.
The $29.8 million decrease in accounts payable to $468.0 million as of January 31, 2024 from $497.8 million as of October 31, 2023 was primarily due to lower demand and timing of payable settlements.
Investing Activities
During the first three months of 2024 and 2023, we invested $55.6 million and $49.3 million, respectively, of cash in capital expenditures. During the first three months of 2023, we paid $301.9 million for purchases of business, net of cash acquired, primarily for the Lee Container Acquisition. During the first three months of 2023, we received $105.6 million of cash from sale of businesses, primarily from the Tama Divestiture.
Financing Activities
During the first three months of 2024 and 2023, we paid cash dividends to our stockholders in the amount of $29.7 million and $28.9 million, respectively. During the first three months of 2024 and 2023, we borrowed $109.9 million and $298.0 million of long-term debt, net of payments, respectively. During the first three months of 2023, we paid $17.8 million to repurchase Class B Common Stock through open market purchases.
Financial Obligations
Borrowing Arrangements
Long-term debt is summarized as follows:

(in millions)	January 31, 2024	October 31, 2023
2022 Credit Agreement - Term Loans	$1,473.7	$1,493.8
2023 Credit Agreement - Term Loan	294.4	296.3
Accounts receivable credit facilities	304.6	351.0
2022 Credit Agreement - Revolving Credit Facility	208.9	77.3
	2,281.6	2,218.4
Less: current portion	88.3	88.3
Less: deferred financing costs	8.0	8.7
Long-term debt, net	$2,185.3	$2,121.4

Table of Content
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
Interest is based on Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on our leverage ratio. Subject to the terms of the 2022 Credit Agreement, we have an option to add borrowings to the 2022 Credit Agreement with the agreement of the lenders. As of January 31, 2024, we had $591.1 million of available borrowing capacity under the $800.0 million secured revolving credit facility.
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
The 2022 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness (less the aggregate amount of our unrestricted cash and cash equivalents), to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses), and plus or minus certain other items for the preceding twelve months (as used in this paragraph only “EBITDA”) to be greater than 4.00 to 1.00; provided that such leverage ratio is subject to (i) a covenant step-up (as defined in the 2022 Credit Agreement) increase adjustment of 0.50 upon the consummation of, and the following three fiscal quarters after, certain specified acquisitions, and (ii) a collateral release decrease adjustment of 0.25x during any collateral release period (as defined in the 2022 Credit Agreement). The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated EBITDA, to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve-month period. As of January 31, 2024, we were in compliance with the covenants and other agreements in the 2022 Credit Agreement.
2023 Credit Agreement
On May 17, 2023, we and Greif Packaging LLC, a direct wholly owned subsidiary of Greif, Inc., entered into a $300.0 million senior secured credit agreement (the “2023 Credit Agreement”) with CoBank, ACB (“CoBank”), who acted as lender and is acting as administrative agent of the 2023 Credit Agreement. The 2023 Credit Agreement is permitted incremental equivalent debt under the terms of the 2022 Credit Agreement. The 2023 Credit Agreement provides for a $300.0 million secured term loan facility with quarterly principal installments that commenced on July 31, 2023 and will continue through January 31, 2028, with any outstanding principal balance of such term loan being due and payable on maturity on May 17, 2028. We used the borrowing under the 2023 Credit Agreement to repay and refinance a portion of the outstanding borrowings under the 2022 Credit Agreement. Interest accruing under the 2023 Credit Agreement is based on SOFR plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on our leverage ratio.
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

Table of Content
The 2023 Credit Agreement contains covenants, including financial covenants, substantially the same as the covenants in 2022 Credit Agreement, as described above, and a “most favored lender” provision related to the 2022 Credit Agreement. As of January 31, 2024, we were in compliance with the covenants and other agreements in the 2023 Credit Agreement.
United States Trade Accounts Receivable Credit Facility
We have a $300.0 million U.S. Receivables Financing Facility Agreement (the “U.S. RFA”). On May 17, 2023, the maturity date of the U.S. RFA was extended to May 17, 2024. As of January 31, 2024, there was $230.8 million ($270.9 million as of October 31, 2023) outstanding balance under the U.S. RFA. The U.S. RFA also contains events of default and covenants, which are substantially the same as the covenants under the 2022 Credit Agreement. As of January 31, 2024, we were in compliance with these covenants. Proceeds of the U.S. RFA are available for working capital and general corporate purposes.
International Trade Accounts Receivable Credit Facility
We have a €100.0 million ($108.3 million as of January 31, 2024) European Receivables Financing Agreement (the “European RFA”), which matures on April 23, 2024. As of January 31, 2024, $73.8 million ($80.1 million as of October 31, 2023) was outstanding on the European RFA. As of January 31, 2024, we were in compliance with covenants contained in the European RFA. Proceeds of the European RFA are available for working capital and general corporate purposes.
See Note 4 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional disclosures regarding our financial obligations.
Financial Instruments
Interest Rate Derivatives
As of January 31, 2024, we have various interest rate swaps with a total notional amount of $1,600.0 million, amortizing down over the term, in which we receive variable interest rate payments based on SOFR and in return are obligated to pay interest at a weighted average fixed interest rate of 2.9%, plus a spread. These derivatives are designated as cash flow hedges for accounting purposes and will mature between March 11, 2024 and July 16, 2029.
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
As of January 31, 2024, and October 31, 2023, we had outstanding foreign currency forward contracts in the notional amount of $465.5 million, and $66.0 million, respectively.
Cross Currency Swap
We have operations and investments in various international locations and are subject to risks associated with changing foreign exchange rates. We have cross currency interest rate swaps that synthetically swap $532.5 million of U.S. fixed rate debt to Euro denominated fixed rate debt. We receive a weighted average rate of 1.36%. These agreements are designated either net investment hedges or cash flow hedges for accounting purposes and will mature between March 2, 2024 and November 3, 2028.
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

Table of Content
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
Disclosure Controls and Procedures
With the participation of our principal executive officer and principal financial officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report:
•Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC;
•Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and
•Our disclosure controls and procedures are effective.

Table of Content
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in the 2023 Form 10-K under Part I, Item 1A –– Risk Factors.
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flow (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GREIF, INC.
(Registrant)

Date: February 29, 2024	/s/ LAWRENCE A. HILSHEIMER
Lawrence A. Hilsheimer
Executive Vice President and Chief Financial Officer