Form 10-Q
period 2024-04-30
GREIF, INC
filed 2024-06-06
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock	GEF	New York Stock Exchange
Class B Common Stock	GEF-B	New York Stock Exchange
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on June 3, 2024:

Class A Common Stock	25,808,005 shares
Class B Common Stock	21,331,127 shares

Table of Content

Table of Content
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Net sales	$1,371.0	$1,308.9	$2,576.8	$2,579.9
Cost of products sold	1,100.9	997.1	2,085.1	2,016.5
Gross profit	270.1	311.8	491.7	563.4
Selling, general and administrative expenses	167.2	137.2	313.0	276.6
Acquisition and integration related costs	11.5	4.6	14.1	12.1
Restructuring charges	(6.8)	2.4	(1.1)	4.8
Non-cash asset impairment charges	0.4	1.3	1.7	1.8
Gain on disposal of properties, plants and equipment, net	(0.3)	(5.0)	(3.0)	(5.0)
Gain on disposal of businesses, net	—	(9.8)	—	(64.4)
Operating profit	98.1	181.1	167.0	337.5
Interest expense, net	30.2	23.4	54.4	46.2
Other (income) expense, net	(0.4)	2.9	8.7	6.2
Income before income tax (benefit) expense and equity earnings of unconsolidated affiliates, net	68.3	154.8	103.9	285.1
Income tax (benefit) expense	17.0	39.1	(21.2)	76.8
Equity earnings of unconsolidated affiliates, net of tax	(0.7)	(0.3)	(1.2)	(0.8)
Net income	52.0	116.0	126.3	209.1
Net income attributable to noncontrolling interests	(7.6)	(4.8)	(14.7)	(8.0)
Net income attributable to Greif, Inc.	$44.4	$111.2	$111.6	$201.1
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$0.77	$1.91	$1.94	$3.46
Class B common stock	$1.15	$2.88	$2.90	$5.19
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$0.77	$1.90	$1.94	$3.44
Class B common stock	$1.15	$2.88	$2.90	$5.19
Weighted-average number of Class A common shares outstanding:
Basic	25.8	25.8	25.7	25.7
Diluted	25.9	26.2	25.8	26.0
Weighted-average number of Class B common shares outstanding:
Basic	21.3	21.5	21.3	21.6
Diluted	21.3	21.5	21.3	21.6
Cash dividends declared per common share:
Class A common stock	$0.52	$0.50	$1.04	$1.00
Class B common stock	$0.78	$0.75	$1.55	$1.49
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2024	2023	2024	2023
Net income	$52.0	$116.0	$126.3	$209.1
Other comprehensive income (loss), net of tax:
Foreign currency translation	(29.2)	(2.3)	(1.6)	49.0
Derivative financial instruments	27.7	(5.1)	(8.5)	(30.8)
Minimum pension liabilities	0.3	(1.4)	(2.4)	(3.8)
Other comprehensive income (loss), net of tax	(1.2)	(8.8)	(12.5)	14.4
Comprehensive income	50.8	107.2	113.8	223.5
Comprehensive income attributable to noncontrolling interests	6.7	4.7	13.8	8.2
Comprehensive income attributable to Greif, Inc.	$44.1	$102.5	$100.0	$215.3
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	April 30, 2024	October 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$196.0	$180.9
Trade accounts receivable, net of allowance	772.0	659.4
Inventories:
Raw materials	309.9	255.8
Finished goods	101.8	82.8
Assets held for sale	6.5	5.0
Prepaid expenses	63.0	46.0
Other current assets	165.0	139.2
	1,614.2	1,369.1
Long-term assets
Goodwill	1,968.3	1,693.0
Other intangible assets, net of amortization	980.1	792.2
Deferred tax assets	33.5	22.9
Pension assets	41.6	36.2
Operating lease right-of-use assets	334.4	290.3
Finance lease right-of-use assets	39.7	30.5
Other long-term assets	161.7	164.0
	3,559.3	3,029.1
Properties, plants and equipment
Timber properties, net of depletion	230.6	229.6
Land	157.6	153.7
Buildings	587.6	544.3
Machinery and equipment	2,250.7	2,138.8
Capital projects in progress	211.3	200.5
	3,437.8	3,266.9
Accumulated depreciation	(1,782.5)	(1,704.3)
	1,655.3	1,562.6
Total assets	$6,828.8	$5,960.8
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	April 30, 2024	October 31, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$549.5	$497.8
Accrued payroll and employee benefits	135.1	137.7
Restructuring reserves	6.2	16.8
Current portion of long-term debt	95.8	88.3
Short-term borrowings	37.4	5.4
Current portion of operating lease liabilities	58.2	53.8
Current portion of finance lease liabilities	5.4	3.4
Other current liabilities	138.8	136.1
	1,026.4	939.3
Long-term liabilities
Long-term debt	2,782.9	2,121.4
Operating lease liabilities	278.3	240.2
Finance lease liabilities	36.3	27.9
Deferred tax liabilities	341.2	325.6
Pension liabilities	55.3	56.3
Postretirement benefit obligations	6.2	6.2
Contingent liabilities and environmental reserves	18.3	17.3
Long-term income tax payable	11.8	21.2
Other long-term liabilities	99.3	93.8
	3,629.6	2,909.9
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	125.4	125.3
Equity
Common stock, without par value	225.0	208.4
Treasury stock, at cost	(279.3)	(281.9)
Retained earnings	2,391.5	2,337.9
Accumulated other comprehensive loss, net of tax:
Foreign currency translation	(318.4)	(317.7)
Derivative financial instruments	63.2	71.7
Minimum pension liabilities	(72.9)	(70.5)
Total Greif, Inc. shareholders’ equity	2,009.1	1,947.9
Noncontrolling interests	38.3	38.4
Total shareholders’ equity	2,047.4	1,986.3
Total liabilities and shareholders’ equity	$6,828.8	$5,960.8
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended April 30,
(in millions)	2024	2023
Cash flows from operating activities:
Net income	$126.3	$209.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	126.3	111.7
Non-cash asset impairment charges	1.7	1.8
Gain on disposals of properties, plants and equipment, net	(3.0)	(5.0)
Gain on disposals of businesses, net	—	(64.4)
Unrealized foreign exchange loss	9.5	4.2
Deferred income tax (benefit) expense	(53.4)	1.6
Non-cash lease expense	33.0	23.2
Other, net	1.2	(0.4)
Increase (decrease) in cash from changes in certain assets and liabilities, net of impacts from acquisitions:
Trade accounts receivable	(65.9)	66.0
Inventories	(37.5)	38.6
Accounts payable	49.1	(66.9)
Restructuring reserves	(10.6)	(0.3)
Operating leases	(32.8)	(23.4)
Pension and post-retirement benefit liabilities	(7.9)	(14.8)
Other, net	(44.0)	(37.3)
Net cash provided by operating activities	92.0	243.7
Cash flows from investing activities:
Purchases of business, net of cash acquired	(567.6)	(447.5)
Purchases of properties, plants and equipment	(96.6)	(91.1)
Purchases of timber properties	(3.1)	(3.2)
Payments for deferred purchase price of acquisitions	(1.2)	(21.7)
Proceeds from the sale of properties, plants, equipment and other assets	5.9	6.9
Proceeds from the sale of businesses	—	105.6
Net cash used in investing activities	(662.6)	(451.0)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,571.6	1,252.0
Payments on long-term debt	(902.6)	(919.5)
Proceeds (payments) on short-term borrowings, net	6.4	(4.0)
Proceeds from trade accounts receivable credit facility	44.1	86.6
Payments on trade accounts receivable credit facility	(49.2)	(53.9)
Dividends paid to Greif, Inc. shareholders	(59.7)	(57.9)
Dividends paid to noncontrolling interests	(10.1)	(4.9)
Payments for share repurchases	—	(59.6)
Tax withholding payments for stock-based awards	(10.6)	(13.7)
Purchases of redeemable noncontrolling interest	—	(3.3)
Other, net	(5.0)	(6.2)
Net cash provided by financing activities	584.9	215.6
Effects of exchange rates on cash	0.8	3.1
Net increase in cash and cash equivalents	15.1	11.4
Cash and cash equivalents at beginning of period	180.9	147.1
Cash and cash equivalents at end of period	$196.0	$158.5
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended April 30, 2024
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of January 31, 2024	47,121	$222.1	29,721	$(279.5)	$2,377.7	$(327.8)	$1,992.5	$43.9	$2,036.4
Net income					44.4		44.4	7.6	52.0
Other comprehensive income (loss):
Foreign currency translation						(28.3)	(28.3)	(0.9)	(29.2)
Derivative financial instruments, net of $9.1 million of income tax benefit						27.7	27.7		27.7
Minimum pension liability adjustment, net of $0.1 million income tax benefit						0.3	0.3		0.3
Comprehensive income			.				44.1		50.8
Current period mark to redemption value of redeemable noncontrolling interest					(0.5)		(0.5)		(0.5)
Net income allocated to redeemable noncontrolling interests							—	(2.2)	(2.2)
Dividends paid to Greif, Inc. shareholders ($0.52 and $0.78 per Class A share and Class B share, respectively)					(30.0)		(30.0)		(30.0)
Dividends paid to noncontrolling interests and other							—	(10.1)	(10.1)
Dividends earned on RSU shares					(0.1)		(0.1)		(0.1)
Colleague stock purchase plan	—	0.2	—	0.1			0.3		0.3
Share based compensation	—	1.7	—	—			1.7		1.7
Restricted stock, directors	18	1.0	(18)	0.1			1.1		1.1
As of April 30, 2024	47,139	$225.0	29,703	$(279.3)	$2,391.5	$(328.1)	$2,009.1	$38.3	$2,047.4

	Six Months Ended April 30, 2024
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2023	46,805	$208.4	30,037	$(281.9)	$2,337.9	$(316.5)	$1,947.9	$38.4	$1,986.3
Net income					111.6		111.6	14.7	126.3
Other comprehensive income (loss):
Foreign currency translation						(0.7)	(0.7)	(0.9)	(1.6)
Derivative financial instruments, net of $2.8 million of income tax expense						(8.5)	(8.5)		(8.5)
Minimum pension liability adjustment, net of $0.2 million income tax benefit						(2.4)	(2.4)		(2.4)
Comprehensive income			.				100.0		113.8
Current period mark to redemption value of redeemable noncontrolling interest and other					1.8		1.8		1.8
Net income allocated to redeemable noncontrolling interests							—	(3.8)	(3.8)
Dividends paid to Greif, Inc. shareholders ($1.04 and $1.55 per Class A share and Class B share, respectively)					(59.7)		(59.7)		(59.7)
Dividends paid to noncontrolling interests and other							—	(10.1)	(10.1)
Dividends earned on RSU shares					(0.1)		(0.1)		(0.1)
Colleague stock purchase plan	33	2.0	(33)	0.3			2.3		2.3
Long-term incentive shares issued	283	10.5	(283)	2.2			12.7		12.7
Share based compensation	—	3.1	—	—			3.1		3.1
Restricted stock, directors	18	1.0	(18)	0.1			1.1		1.1
As of April 30, 2024	47,139	$225.0	29,703	$(279.3)	$2,391.5	$(328.1)	$2,009.1	$38.3	$2,047.4

Table of Content

	Three Months Ended April 30, 2023
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of January 31, 2023	47,542	$188.5	29,300	$(221.1)	$2,157.4	$(279.4)	$1,845.4	$36.8	$1,882.2
Net income					111.2		111.2	4.8	116.0
Other comprehensive income (loss):
Foreign currency translation						(2.2)	(2.2)	(0.1)	(2.3)
Derivative financial instruments, net of $1.8 million income tax expense						(5.1)	(5.1)		(5.1)
Minimum pension liability adjustment, net of $0.4 million income tax benefit						(1.4)	(1.4)		(1.4)
Comprehensive income							102.5		107.2
Current period mark to redemption value of redeemable noncontrolling interest					0.2		0.2		0.2
Net income allocated to redeemable noncontrolling interests							—	(0.5)	(0.5)
Dividends paid to Greif, Inc. shareholders ($0.50 and $0.75 per Class A share and Class B share, respectively)					(29.0)		(29.0)		(29.0)
Dividends paid to noncontrolling interests and other							—	(5.9)	(5.9)
Dividends earned on RSU shares					(0.1)		(0.1)		(0.1)
Colleague stock purchase plan							—		—
Share repurchases	(717)	15.0	717	(56.8)			(41.8)		(41.8)
Long-term incentive shares issued	18	0.8	(18)	0.2			1.0		1.0
Share based compensation	—	0.3	—	—			0.3		0.3
Restricted stock, directors	18	1.2	(18)	0.1			1.3		1.3
As of April 30, 2023	46,861	$205.8	29,981	$(277.6)	$2,239.7	$(288.1)	$1,879.8	$35.1	$1,914.9

	Six Months Ended April 30, 2023
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2022	47,443	$173.5	29,399	$(205.1)	$2,095.2	$(302.3)	$1,761.3	$33.0	$1,794.3
Net income					201.1		201.1	8.0	209.1
Other comprehensive income (loss):
Foreign currency translation						48.8	48.8	0.2	49.0
Derivative financial instruments, net of $10.3 million income tax expense						(30.8)	(30.8)		(30.8)
Minimum pension liability adjustment, net of $0.5 million income tax expense						(3.8)	(3.8)		(3.8)
Comprehensive income			.				215.3		223.5
Current period mark to redemption value of redeemable noncontrolling interest and other					1.0		1.0		1.0
Net income allocated to redeemable noncontrolling interests							—	(0.2)	(0.2)
Dividends paid to Greif, Inc. shareholders ($1.00 and $1.49 per Class A share and Class B share, respectively)					(57.9)		(57.9)		(57.9)
Dividends paid to noncontrolling interests and other							—	(5.9)	(5.9)
Dividends earned on RSU shares					0.3		0.3		0.3
Share repurchases	(949)	15.0	949	(74.6)			(59.6)		(59.6)
Long-term incentive shares issued	349	14.6	(349)	2.0			16.6		16.6
Share based compensation	—	1.5	—	—			1.5		1.5
Restricted stock, directors	18	1.2	(18)	0.1			1.3		1.3
As of April 30, 2023	46,861	$205.8	29,981	$(277.6)	$2,239.7	$(288.1)	$1,879.8	$35.1	$1,914.9

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
The information filed herein reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated balance sheet as of April 30, 2024 and the condensed consolidated balance sheet as of October 31, 2023, the interim condensed consolidated statements of income, comprehensive income and changes in shareholders’ equity for the three and six months ended April 30, 2024 and 2023 and the interim condensed consolidated statements of cash flows for the six months ended April 30, 2024 and 2023 of the Company. The interim condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling interest and are accounted for using either the equity or cost method, as appropriate.
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
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, "Income Taxes (Topic 740): Improvements to Tax Disclosures,” which is intended to improve the effectiveness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The effective date for the Company to adopt this ASU is for the fiscal year beginning October 1, 2025. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flow and disclosures.
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The effective date for the Company to adopt this ASU is for the fiscal year and interim periods beginning November 1, 2024 and October 1, 2025 respectively. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flow and disclosures.

Table of Content
NOTE 2 — ACQUISITIONS AND DIVESTITURES
2024 Acquisitions
Ipackchem Acquisition
The Company acquired Ipackchem Group SAS (“Ipackchem”) on March 26, 2024 (the “Ipackchem Acquisition”). Ipackchem is a global market leader in the production of high-performance plastic packaging, including premium barrier and non-barrier jerrycans and other small plastic containers. The total purchase price for this acquisition was $582.1 million. The Company incurred transaction costs of $8.9 million to complete this acquisition.
The following table summarizes the consideration transferred to acquire Ipackchem and the preliminary valuation of identifiable assets acquired and liabilities assumed at the acquisition date:

(in millions)	Amounts Recognized as of the Acquisition Date
Fair value of consideration transferred
Cash consideration	$582.1

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$14.5
Accounts receivable	50.9
Inventories	36.7
Other current assets	4.9
Intangibles	231.7
Operating lease right-of-use assets	15.1
Finance lease right-of-use assets	8.2
Other long-term assets	1.0
Properties, plants and equipment	91.5
Total assets acquired	454.5

Accounts payable	(17.2)
Short-term borrowings	(26.2)
Other current liabilities	(13.2)
Operating lease liabilities	(14.2)
Finance lease liabilities	(10.0)
Long-term deferred tax liability	(62.1)
Other long-term liabilities	(5.3)
Total liabilities assumed	(148.2)
Total identifiable net assets	$306.3
Goodwill	$275.8
The Company recognized goodwill related to this acquisition of $275.8 million. The goodwill recognized in this acquisition was attributable to the acquired assembled workforce, expected synergies and economies of scale, none of which qualify for recognition as a separate intangible asset. Ipackchem is reported within the Global Industrial Packaging segment to which the goodwill was assigned. The goodwill is not expected to be deductible for tax purposes.
The cost approach was used to determine the fair value for land, building, improvements and equipment. The cost approach measures the value by estimating the cost to acquire, or construct, comparable assets and adjusts for age and condition. The Company assigned to land use rights, building and improvements a useful life ranging from 1 year to 21 years and equipment a useful life ranging from 1 year to 10 years. Acquired property, plant and equipment are being depreciated over their estimated remaining useful lives on a straight-line basis.

Table of Content
The fair value for acquired customer relationship intangibles was determined as of the acquisition date based on estimates and judgments regarding expectations for the future after-tax cash flows arising from the revenue from customer relationships that existed on the acquisition date over their estimated lives, including the probability of expected future contract renewals and revenue, less a contributory assets charge, all of which is discounted to present value. The fair value for acquired developed technology was determined as of the acquisition date based on estimates and judgments regarding expectations for the future after-tax cash flows arising from the revenue from developed technology that existed on the acquisition date over their estimated lives. The fair values of the trademark intangible assets were determined utilizing the relief from royalty method, which is a form of the income approach. Under this method, a royalty rate based on observed market royalties is applied to projected revenue supporting the trademarks and discounted to present value using an appropriate discount rate.
Acquired intangible assets are being amortized over the estimated useful lives on a straight-line basis. The following table summarizes the preliminary purchase price allocation and weighted average remaining useful lives for identifiable intangible assets acquired as of the acquisition date:

(in millions)	Purchase Price Allocation	Weighted Average Estimated Useful Life
Customer relationships	$182.4	15.0
Developed technology	39.0	8.0
Trademarks	10.3	5.0
Total intangible assets	$231.7
The Company has not yet finalized the determination of the fair value of assets acquired and liabilities assumed. The Company expects to finalize these amounts within one year of the acquisition date. The estimate of fair value and purchase price allocation were based on information available at the time of closing the acquisition, and the Company continues to evaluate the underlying inputs and assumptions that are being used in the fair value estimates of all assets acquired and liabilities assumed. Accordingly, these preliminary estimates are subject to adjustments during the measurement period, not to exceed one year from the acquisition date, based upon new information obtained about facts and circumstances that existed as of the date of closing the acquisition.
Ipackchem’s results of operations have been included in the Company’s financial statements for the period subsequent to the acquisition date of March 26, 2024. Ipackchem contributed net sales of $22.6 million for the three months ended April 30, 2024.
Pro Forma Results
The following unaudited supplemental pro forma data presents consolidated information as if the Ipackchem Acquisition had been completed on November 1, 2022. These amounts were calculated after adjusting Ipackchem’s results to reflect interest expense incurred on the debt to finance the acquisition, additional depreciation and amortization that would have been charged assuming the fair value of property, plant and equipment and intangible assets had been applied from November 1, 2022, the adjusted income tax expense, and related transaction costs.

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Pro forma net sales	$1,404.3	$1,366.9	$2,665.7	$2,693.4
Pro forma net income attributable to Greif, Inc.	54.6	114.9	130.2	190.2
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$0.94	$3.28	$2.26	$3.28
Class B common stock	$1.42	$4.90	$3.38	$4.90
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$0.94	$3.25	$2.26	$3.25
Class B common stock	$1.42	$4.90	$3.38	$4.90

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
2023 Acquisitions
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

Table of Content
The following table summarizes the consideration transferred to acquire Centurion and the final valuation of identifiable assets acquired and liabilities assumed at the acquisition date:

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

Table of Content
As of April 30, 2024, the Company had completed the determination of the fair value of assets acquired and liabilities assumed related to the Centurion Acquisition.
Lee Container Acquisition
The Company acquired Lee Container Corporation, Inc. (“Lee Container”) on December 15, 2022 (the “Lee Container Acquisition”). Lee Container is an industry-leading manufacturer of high-performance barrier and conventional blow molded containers, jerrycans and other small plastics. The total purchase price for this acquisition, net of cash acquired, was $303.0 million.
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
Pro Forma Results
The following unaudited supplemental pro forma data presents consolidated information as if the Centurion Acquisition and Lee Container Acquisition had been completed on November 1, 2021. These amounts were calculated after adjusting Centurion’s and Lee Container’s results to reflect interest expense incurred on the debt to finance the acquisition, additional depreciation and amortization that would have been charged assuming the fair value of property, plant and equipment and intangible assets had been applied from November 1, 2021, the adjusted income tax expense, and related transaction costs.

	Three Months Ended April 30,	Six Months Ended April 30,
(in millions, except per share amounts)	2023	2023
Pro forma net sales	$1,326.2	$2,637.8
Pro forma net income attributable to Greif, Inc.	113.1	216.3
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$1.95	$3.73
Class B common stock	$2.92	$5.58
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$1.93	$3.70
Class B common stock	$2.92	$5.58
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

Table of Content
NOTE 3 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the six months ended April 30, 2024:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2023	$16.4	$0.4	$16.8
Costs incurred and charged to expense	(5.7)	4.6	(1.1)
Costs paid or otherwise settled	(4.9)	(4.6)	(9.5)
Balance at April 30, 2024	$5.8	$0.4	$6.2
The focus for restructuring activities in 2024 is to optimize operations.
During the three months ended April 30, 2024, the Company recorded restructuring charges of $(6.8) million, as compared to $2.4 million of restructuring charges recorded during the three months ended April 30, 2023. The restructuring activity for the three months ended April 30, 2024 consisted of ($9.0) million release of prior period restructuring severance accrual no longer probable of occurring, $0.4 million in employee separation costs and $1.8 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities.
During the six months ended April 30, 2024, the Company recorded restructuring charges of $(1.1) million, as compared to $4.8 million of restructuring charges recorded during the six months ended April 30, 2023. The restructuring activity for the six months ended April 30, 2024 consisted of ($9.0) million release of prior period restructuring severance accrual no longer probable of occurring, $3.3 million in employee separation costs and $4.6 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities.
The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-Q. Remaining amounts expected to be incurred were $13.7 million as of April 30, 2024:

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the Six Months Ended April 30, 2024	Amounts Remaining to be Incurred
Global Industrial Packaging
Employee separation costs	$(4.2)	$(8.0)	$3.8
Other restructuring costs	2.0	0.3	1.7
	(2.2)	(7.7)	5.5
Paper Packaging & Services
Employee separation costs	2.5	2.3	0.2
Other restructuring costs	12.3	4.3	8.0
	14.8	6.6	8.2
	$12.6	$(1.1)	$13.7

Table of Content
NOTE 4 — LONG-TERM DEBT
Long-term debt is summarized as follows:

(in millions)	April 30, 2024	October 31, 2023
2022 Credit Agreement - Term Loans	$1,751.6	$1,493.8
2023 Credit Agreement - Term Loan	292.5	296.3
Accounts receivable credit facilities	346.8	351.0
2022 Credit Agreement - Revolving Credit Facility	492.2	77.3
Other debt	4.0	—
	2,887.1	2,218.4
Less: current portion	95.8	88.3
Less: deferred financing costs	8.4	8.7
Long-term debt, net	$2,782.9	$2,121.4
Credit Agreements
The Company and certain of its subsidiaries are parties to a senior secured credit agreement (the “2022 Credit Agreement”) with a syndicate of financial institutions.
The 2022 Credit Agreement provides for (a) an $800.0 million secured revolving credit facility, consisting of a $725.0 million multicurrency facility and a $75.0 million U.S. dollar facility, maturing on March 1, 2027, (b) a $1,100.0 million secured term loan A-1 facility with quarterly principal installments that commenced on July 31, 2022 and continue through January 31, 2027, with any outstanding principal balance of such term loan A-1 facility being due and payable on maturity on March 1, 2027, (c) a $515.0 million secured term loan A-2 facility with quarterly principal installments that commenced on July 31, 2022 and continue through January 31, 2027, with any outstanding principal balance of such term loan A-2 being due and payable on maturity on March 1, 2027, and (d) as further described below, a $300.0 million incremental secured term loan A-4 facility with quarterly principal installments that commenced on April 30, 2024 and continue through January 31, 2027, with any outstanding principal balance of such term loan A-4 being due and payable on maturity on March 1, 2027. Subject to the terms of the 2022 Credit Agreement, the Company has an option to borrow additional funds under the 2022 Credit Agreement with the agreement of the lenders.
On March 25, 2024, the Company and certain of its subsidiaries entered into an incremental term loan agreement (the “Incremental Term Loan A-4 Agreement”) with a syndicate of financial institutions. The Incremental Term Loan A-4 Agreement is an amendment to the 2022 Credit Agreement. The Incremental Term Loan A-4 Agreement provided for a loan in the aggregate principal amount of $300.0 million that was made available in a single draw on March 25, 2024 (the “Incremental Term Loan A-4”). Amounts repaid or prepaid in respect of the Incremental Term Loan A-4 may not be reborrowed. The Incremental Term Loan A-4 amortizes at 2.50% per annum in equal quarterly principal installments, with the remaining outstanding principal balance due on March 1, 2027. The terms and provisions of the Incremental Term Loan A-4 are identical in all material respects to the terms and provisions of the other term loans made under the 2022 Credit Agreement. The Company’s obligations with respect to the Incremental Term Loan A-4 are secured and guaranteed with the other obligations under the 2022 Credit Agreement on a pari passu basis. The Company used the proceeds from the Incremental Term Loan A-4 to repay funds drawn on the revolving credit facility under the 2022 Credit Agreement for the purchase of Ipackchem on March 26, 2024.
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

Table of Content
used the borrowing under the 2023 Credit Agreement to repay and refinance a portion of the outstanding borrowings under the 2022 Credit Agreement.
Interest accruing under the 2023 Credit Agreement is based on SOFR plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on the Company’s leverage ratio.
As of April 30, 2024, $2,536.3 million was outstanding under the 2022 and 2023 Credit Agreements. The current portion was $95.8 million, and the long-term portion was $2,440.5 million. The weighted average interest rate for borrowings under the 2022 and 2023 Credit Agreements was 6.36% for the six months ended April 30, 2024. The actual interest rate for borrowings under the 2022 and 2023 Credit Agreements was 6.81% as of April 30, 2024. The deferred financing costs associated with the term loan portion of the 2022 and 2023 Credit Agreements totaled $8.4 million as of April 30, 2024 and are recorded as a reduction of long-term debt on the interim condensed consolidated balance sheets. The deferred financing costs associated with the revolving portion of the 2022 Credit Agreement totaled $3.0 million as of April 30, 2024 and are recorded within other long-term assets on the interim condensed consolidated balance sheets.
United States Trade Accounts Receivable Credit Facility
Greif Receivables Funding LLC (“Greif Funding”), Greif Packaging, and certain other U.S. subsidiaries of the Company are parties to an amended and restated U.S. Receivables Financing Facility Agreement (the “U.S. RFA”). On May 17, 2024, the maturity date of the U.S. RFA was extended to May 16, 2025. The U.S. RFA provides an accounts receivable financing facility of $300.0 million. As of April 30, 2024, there was a $259.3 million ($270.9 million as of October 31, 2023) outstanding under the U.S. RFA that is reported as long-term debt on the interim condensed consolidated balance sheets because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing.
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
International Trade Accounts Receivable Credit Facility
Cooperage Receivables Finance B.V. and Greif Services Belgium BV, an indirect wholly owned subsidiary of Greif, Inc., are parties to an amended and restated Nieuw Amsterdam Receivables Financing Agreement (the “European RFA”) with affiliates of a major international bank. On April 19, 2024, the maturity date of the European RFA was extended to April 22, 2025. The European RFA provides an accounts receivable financing facility of up to €100.0 million ($106.9 million as of April 30, 2024) secured by certain European accounts receivable. As of April 30, 2024, $87.5 million ($80.1 million as of October 31, 2023) was outstanding on the European RFA that is reported as long-term debt on the interim condensed consolidated balance sheets because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing.

Table of Content
NOTE 5 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of April 30, 2024 and October 31, 2023:

	April 30, 2024
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$73.9	$—	$73.9	$—	$(0.4)	$—	$(0.4)
Foreign exchange hedges	—	0.2	—	0.2	—	(0.6)	—	(0.6)
Insurance annuity	—	—	19.0	19.0	—	—	—	—
Cross currency swap	—	18.6	—	18.6	—	(5.4)	—	(5.4)

	October 31, 2023
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$78.4	$—	$78.4	$—	$—	$—	$—
Foreign exchange hedges	—	0.1	—	0.1	—	(0.1)	—	(0.1)
Insurance annuity	—	—	18.8	18.8	—	—	—	—
Cross currency swap	—	18.9	—	18.9	—	—	—	—
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of April 30, 2024 and October 31, 2023 approximate their fair values because of the short-term nature of these items and are not included in this table.
Interest Rate Derivatives
As of April 30, 2024, the Company has various interest rate swaps with a total notional amount of $1,400.0 million ($1,300.0 million as of October 31, 2023), maturing between March 1, 2027 and July 16, 2029. The Company will receive variable rate interest payments based upon one-month U.S. dollar SOFR, and in return the Company will be obligated to pay interest at a weighted average fixed interest rate of 2.97%. This effectively converted the borrowing rate on an amount of debt equal to the notional amount of the interest rate swaps from a variable rate to a fixed rate.
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
Gains reclassified to earnings under these contracts were $8.9 million and $6.6 million for the three months ended April 30, 2024, and 2023, respectively. Gains reclassified to earnings under these contracts were $18.6 million and $11.3 million for the six months ended April 30, 2024, and 2023, respectively. A derivative gain of $31.5 million, based upon interest rates at April 30, 2024, is expected to be reclassified from accumulated other comprehensive income (loss) to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of April 30, 2024, and October 31, 2023, the Company had outstanding foreign currency forward contracts in the notional amount of $101.0 million and $66.0 million, respectively.

Table of Content
Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which are based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
For the three months ended April 30, 2024, and 2023, the Company recorded realized gains of $2.9 million and $0.6 million, respectively, under fair value contracts in other expense, net. For the six months ended April 30, 2024, and 2023, the Company recorded realized gains of $2.9 million and $0.7 million, respectively, under fair value contracts in other expense, net.
For the three months ended April 30, 2024, and 2023, the Company recorded unrealized net gains (losses) of $(2.8) million and $1.3 million, respectively, in other expense, net. For the six months ended April 30, 2024, and 2023, the Company recorded unrealized net losses of $0.4 million and $1.5 million, respectively, in other expense, net.
Cross Currency Swap
The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. As of April 30, 2024, the Company has various cross currency interest rate swaps that synthetically swap $447.6 million ($319.3 million as of October 31, 2023) of U.S. fixed rate debt to Euro denominated fixed rate debt. The Company receives a weighted average rate of 1.27% on these swaps. These agreements are designated as either net investment hedges or cash flow hedges for accounting purposes and will mature between August 10, 2026 and November 3, 2028.
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
For the three months ended April 30, 2024 and 2023, gains recorded in interest expense, net under the cross currency swap agreements were $1.6 million and $1.2 million, respectively,. For the six months ended April 30, 2024 and 2023, gains recorded in interest expense, net under the cross currency swap agreements were $3.5 million and $2.6 million, respectively.
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

Table of Content
NOTE 7 — INCOME TAXES
Income tax expense for the quarter and income tax benefit for year to date was computed in accordance with ASC 740-270 "Income Taxes - Interim Reporting." Under this method, losses from jurisdictions for which a valuation allowance has been provided have not been included in the amount to which the ASC 740-270 rate was applied. Income tax expense of the Company may fluctuate due to changes in estimated losses and income from jurisdictions for which a valuation allowance has been provided, the timing of recognition of the related income tax expense under ASC 740-270, and the impact of discrete items in the respective quarter.
For the six months ended April 30, 2024 and April 30, 2023, income tax (benefit) expense was $(21.2) million and $76.8 million, respectively. The $98.0 million net decrease in income tax expense was primarily attributable to the following:
•A $22.7 million decrease in tax due to changes in the mix of earnings among tax jurisdictions, including jurisdictions for which valuation allowances have been recorded, as well as the timing of recognition of the related income tax expense under ASC 740-270.
•One-time discrete tax benefits of $48.1 million related to the recognition of deferred tax assets due to the onshoring of certain non-U.S. intangible property.
•An $8.4 million decrease due to changes in income tax expense related to prior year tax returns and audits.
•In 2023, $18.8 million of expense was recorded for nondeductible goodwill associated with the Tama Divestiture.
NOTE 8 — POST RETIREMENT BENEFIT PLANS
The components of net periodic pension cost include the following:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2024	2023	2024	2023
Service cost	$1.7	$2.0	$3.4	$4.0
Interest cost	8.7	8.7	17.3	17.4
Expected return on plan assets	(10.7)	(9.7)	(21.5)	(19.4)
Amortization of prior service benefit	(0.1)	(0.1)	(0.2)	(0.2)
Recognized net actuarial gain	(0.3)	(0.6)	(0.5)	(1.1)
Net periodic pension (benefit) cost	$(0.7)	$0.3	$(1.5)	$0.7
The Company expects to make employer contributions of $8.0 million, including benefits paid directly by the Company, during 2024.
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

Table of Content
Environmental Reserves
As of April 30, 2024, and October 31, 2023, the Company’s environmental reserves were $18.3 million and $17.3 million, respectively (including $9.8 million for the Diamond Alkali Superfund Site in the New Jersey). These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. It is possible that there could be resolution of uncertainties in the future that would require the Company to record charges that could be material to future earnings.
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
The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding
         *Diluted Class B EPS calculation is identical to Basic Class B calculation

Table of Content
The following table provides EPS information for each period, respectively:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2024	2023	2024	2023
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$44.4	$111.2	$111.6	$201.1
Cash dividends	(30.0)	(29.0)	(59.7)	(57.9)
Undistributed earnings attributable to Greif, Inc.	$14.4	$82.2	$51.9	$143.2
The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.
The following table summarizes the shares of the Company’s Class A and Class B Common Stock as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
April 30, 2024
Class A Common Stock	128,000,000	42,281,920	25,808,005	16,473,915
Class B Common Stock	69,120,000	34,560,000	21,331,127	13,228,873

October 31, 2023
Class A Common Stock	128,000,000	42,281,920	25,474,254	16,807,666
Class B Common Stock	69,120,000	34,560,000	21,331,127	13,228,873
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Class A Common Stock:
Basic shares	25,802,839	25,771,973	25,667,030	25,712,178
Assumed conversion of restricted shares	115,548	413,922	105,582	274,499
Diluted shares	25,918,387	26,185,895	25,772,612	25,986,677
Class B Common Stock:
Basic and diluted shares	21,331,127	21,495,741	21,331,127	21,608,671
NOTE 11 — COMPREHENSIVE INCOME (LOSS)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the six months ended April 30, 2024:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2023	$(317.7)	$71.7	$(70.5)	$(316.5)
Other comprehensive loss	(0.7)	(8.5)	(2.4)	(11.6)
Balance as of April 30, 2024	$(318.4)	$63.2	$(72.9)	$(328.1)

Table of Content
The following table provides the rollforward of accumulated other comprehensive income (loss) for the six months ended April 30, 2023:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2022	$(316.5)	$72.8	$(58.6)	$(302.3)
Other comprehensive income (loss)	48.8	(30.8)	(3.8)	14.2
Balance as of April 30, 2023	$(267.7)	$42.0	$(62.4)	$(288.1)
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
On March 26, 2024, the Company completed the Ipackchem Acquisition. Ipackchem is a global market leader in the production of high performance plastic packaging, including premium barrier and non-barrier jerrycans and other small plastic containers, which complement the Company’s Global Industrial Packaging specialty portfolio. The results of Ipackchem are recorded within the Global Industrial Packaging segment while the Company evaluates the impact of the Ipackchem Acquisition on its reportable business segments.
The following tables present net sales disaggregated by geographic area for each reportable segment for the three and six months ended April 30, 2024:

	Three Months Ended April 30, 2024
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$301.6	$355.5	$147.7	$804.8
Paper Packaging & Services	550.5	—	10.3	560.8
Land Management	5.4	—	—	5.4
Total net sales	$857.5	$355.5	$158.0	$1,371.0

	Six Months Ended April 30, 2024
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$555.4	$650.1	$285.9	$1,491.4
Paper Packaging & Services	1,056.0	—	19.4	1,075.4
Land Management	10.0	—	—	10.0
Total net sales	$1,621.4	$650.1	$305.3	$2,576.8

Table of Content
The following tables present net sales disaggregated by geographic area for each reportable segment for the three and six months ended April 30, 2023:

	Three Months Ended April 30, 2023
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$282.1	$338.2	$127.9	$748.2
Paper Packaging & Services	544.6	—	10.2	554.8
Land Management	5.9	—	—	5.9
Total net sales	$832.6	$338.2	$138.1	$1,308.9

	Six Months Ended April 30, 2023
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$541.4	$653.0	$259.6	$1,454.0
Paper Packaging & Services	1,095.1	—	19.9	1,115.0
Land Management	10.9	—	—	10.9
Total net sales	$1,647.4	$653.0	$279.5	$2,579.9
The following segment information is presented for the periods indicated:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2024	2023	2024	2023
Operating profit:
Global Industrial Packaging	$83.4	$111.3	$134.3	$157.2
Paper Packaging & Services	12.6	67.6	29.4	176.7
Land Management	2.1	2.2	3.3	3.6
Total operating profit	$98.1	$181.1	$167.0	$337.5

Depreciation, depletion and amortization expense:
Global Industrial Packaging	$31.1	$23.2	$56.5	$44.6
Paper Packaging & Services	34.1	32.8	68.6	65.9
Land Management	0.7	0.6	1.2	1.2
Total depreciation, depletion and amortization expense	$65.9	$56.6	$126.3	$111.7

Table of Content
The following table presents total assets by segment and total properties, plants and equipment, net by geographic area:

(in millions)	April 30, 2024	October 31, 2023
Assets:
Global Industrial Packaging	$3,554.7	$2,737.5
Paper Packaging & Services	2,565.0	2,541.1
Land Management	255.1	253.2
Total segments	6,374.8	5,531.8
Corporate and other	454.0	429.0
Total assets	$6,828.8	$5,960.8

Property, plant and equipment, net and lease right-of-use assets:
United States	$1,486.9	$1,468.6
Europe, Middle East and Africa	394.2	311.9
Asia Pacific and other Americas	148.3	102.9
Total long-lived assets, net	$2,029.4	$1,883.4

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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for the interim condensed consolidated balance sheet as of April 30, 2024 and the condensed consolidated balance sheet as of October 31, 2023, and for the interim condensed consolidated statements of income for the three and six months ended April 30, 2024 and 2023. This discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023 (the “2023 Form 10-K”). Readers are encouraged to review the entire 2023 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
In the Land Management reportable segment, we are focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land and development land. As of April 30, 2024, we owned approximately 176,000 acres of timber property in the southeastern United States, which includes 6,500 acres of special use land.
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
Our critical accounting policies are discussed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2023 Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the interim condensed consolidated financial statements with useful and reliable information about our results of operations and financial condition. There have been no material changes to our critical accounting policies from the disclosures contained in the 2023 Form 10-K.
Business Combinations
We acquired Ipackchem Group SAS (“Ipackchem”) on March 26, 2024 (the “Ipackchem Acquisition”). Ipackchem is a global market leader in the production of high-performance plastic packaging, including premium barrier and non-barrier jerrycans

Table of Content
and small plastic containers, and this acquisition expanded our Global Industrial Packaging segment portfolio. Ipackchem’s results of operations have been included in our financial results for the period subsequent to its acquisition date.
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
RESULTS OF OPERATIONS
The following comparative information is presented for the three and six months ended April 30, 2024 and 2023. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.
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

Table of Content
Second Quarter Results
The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our business segments for the three months ended April 30, 2024 and 2023:

	Three Months Ended April 30,
(in millions)	2024	2023
Net sales:
Global Industrial Packaging	$804.8	$748.2
Paper Packaging & Services	560.8	554.8
Land Management	5.4	5.9
Total net sales	$1,371.0	$1,308.9
Operating profit:
Global Industrial Packaging	$83.4	$111.3
Paper Packaging & Services	12.6	67.6
Land Management	2.1	2.2
Total operating profit	$98.1	$181.1
EBITDA:
Global Industrial Packaging	$115.2	$131.5
Paper Packaging & Services	47.1	100.8
Land Management	2.8	2.8
Total EBITDA	$165.1	$235.1
Adjusted EBITDA:
Global Industrial Packaging	$118.3	$121.2
Paper Packaging & Services	49.0	104.9
Land Management	2.6	2.5
Total Adjusted EBITDA	$169.9	$228.6

Table of Content
The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the three months ended April 30, 2024 and 2023:

	Three Months Ended April 30,
(in millions)	2024	2023
Net income	$52.0	$116.0
Plus: interest expense, net	30.2	23.4
Plus: income tax expense	17.0	39.1
Plus: depreciation, depletion and amortization expense	65.9	56.6
EBITDA	$165.1	$235.1
Net income	$52.0	$116.0
Plus: interest expense, net	30.2	23.4
Plus: other (income) expense, net	(0.4)	2.9
Plus: income tax expense	17.0	39.1
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.7)	(0.3)
Operating profit	98.1	181.1
Less: other (income) expense, net	(0.4)	2.9
Less: equity earnings of unconsolidated affiliates, net of tax	(0.7)	(0.3)
Plus: depreciation, depletion and amortization expense	65.9	56.6
EBITDA	165.1	235.1
Plus: acquisition and integration related costs	11.5	4.6
Plus: restructuring charges	(6.8)	2.4
Plus: non-cash asset impairment charges	0.4	1.3
Plus: gain on disposal of properties, plants and equipment, net	(0.3)	(5.0)
Plus: gain on disposal of businesses, net	—	(9.8)
Adjusted EBITDA	$169.9	$228.6

Table of Content
The following table sets forth EBITDA and Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the three months ended April 30, 2024 and 2023:

	Three Months Ended April 30,
(in millions)	2024	2023
Global Industrial Packaging
Operating profit	$83.4	$111.3
Less: other expense, net	—	3.3
Less: equity earnings of unconsolidated affiliates, net of tax	(0.7)	(0.3)
Plus: depreciation and amortization expense	31.1	23.2
EBITDA	115.2	131.5
Plus: acquisition and integration related costs	11.5	2.5
Plus: restructuring charges	(8.6)	0.8
Plus: non-cash asset impairment charges	0.4	1.0
Plus: gain on disposal of properties, plants and equipment, net	(0.2)	(4.7)
Plus: gain on disposal of businesses, net	—	(9.9)
Adjusted EBITDA	$118.3	$121.2
Paper Packaging & Services
Operating profit	$12.6	$67.6
Less: other income, net	(0.4)	(0.4)
Plus: depreciation and amortization expense	34.1	32.8
EBITDA	47.1	100.8
Plus: acquisition and integration related costs	—	2.1
Plus: restructuring charges	1.8	1.6
Plus: non-cash asset impairment charges	—	0.3
Plus: loss on disposal of properties, plants and equipment, net	0.1	—
Plus: loss on disposal of businesses, net	—	0.1
Adjusted EBITDA	$49.0	$104.9
Land Management
Operating profit	$2.1	$2.2
Plus: depreciation and depletion expense	0.7	0.6
EBITDA	2.8	2.8
Plus: gain on disposal of properties, plants and equipment, net	(0.2)	(0.3)
Adjusted EBITDA	$2.6	$2.5
Net Sales
Net sales were $1,371.0 million for the second quarter of 2024 compared with $1,308.9 million for the second quarter of 2023. The $62.1 million increase was primarily due to higher average selling prices and higher volumes across the Global Industrial Packaging segment, higher volumes across the Paper Packaging & Services segment, and the contribution from recent acquisitions, partially offset by lower average selling prices across the Paper Packaging & Services segment. See the “Segment Review” below for additional information on net sales by segment.
Gross Profit
Gross profit was $270.1 million for the second quarter of 2024 compared with $311.8 million for the second quarter of 2023. The $41.7 million decrease was primarily due to higher raw material, transportation and manufacturing costs, partially offset by the same factors that impacted net sales. See the “Segment Review” below for additional information on gross profit by segment. Gross profit margin was 19.7 percent and 23.8 percent for the second quarter of 2024 and 2023, respectively.

Table of Content
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $167.2 million for the second quarter of 2024 compared with $137.2 million for the second quarter of 2023. The $30.0 million increase was primarily related to higher compensation expenses, costs incurred for strategic investments and amortization expenses due to recent acquisitions. SG&A expenses were 12.2 percent and 10.5 percent of net sales for the second quarter of 2024 and 2023, respectively.
Financial Measures
Operating profit was $98.1 million for the second quarter of 2024 compared with $181.1 million for the second quarter of 2023. Net income was $52.0 million for the second quarter of 2024 compared with $116.0 million for the second quarter of 2023. Adjusted EBITDA was $169.9 million for the second quarter of 2024 compared with $228.6 million for the second quarter of 2023. The reasons for the changes in operating profit, net income, and Adjusted EBITDA for each segment are described below in the “Segment Review.”
Trends
We anticipate continuation of the slight sequential improvement in customer demand patterns experienced in our second quarter through the end of the year, but we note that customers in some end use markets and geographies have expressed uncertainty in their business volumes, which could make demand in some regions choppy.
We anticipate prices for steel and resin to be relatively stable through the rest of the year, subject to potential slight increases in certain geographies. Prices for old corrugated containers [which just increased $___ per ton as of June 5, 2024], transportation, labor and utilities are also expected to remain relatively stable through the rest of the year.
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
Net sales were $804.8 million for the second quarter of 2024 compared with $748.2 million for the second quarter of 2023. The $56.6 million increase was primarily due to higher average selling prices, higher volumes and the contribution from recent acquisitions.
Gross profit was $181.5 million for the second quarter of 2024 compared with $177.9 million for the second quarter of 2023. The $3.6 million increase in gross profit was primarily due to the same factors that impacted net sales and higher raw material, transportation, and manufacturing costs. Gross profit margin was 22.6 percent and 23.8 percent for the three months ended April 30, 2024 and 2023, respectively.
Operating profit was $83.4 million for the second quarter of 2024 compared with operating profit of $111.3 million for the second quarter of 2023. The $27.9 million decrease was primarily due to higher SG&A expenses related to higher compensation expenses, costs incurred for strategic investments and amortization expenses from recent acquisitions and a $9.8 million gain recognized during the second quarter of 2023 related to our previously held minority ownership interest in Centurion, partially offset by the same factors that impacted gross profit. Adjusted EBITDA was $118.3 million for the second

Table of Content
quarter of 2024 compared with $121.2 million for the second quarter of 2023. The $2.9 million decrease in Adjusted EBITDA was primarily due to higher SG&A expenses related to higher compensation expenses, costs incurred for strategic investments and amortization expenses from recent acquisitions, partially offset by the same factors that impacted gross profit.
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
Net sales were $560.8 million for the second quarter of 2024 compared with $554.8 million for the second quarter of 2023. The $6.0 million increase was primarily due to higher volumes and the contribution from recent acquisitions, partially offset by lower average selling prices.
Gross profit was $86.0 million for the second quarter of 2024 compared with $131.4 million for the second quarter of 2023. The $45.4 million decrease in gross profit was primarily due to higher raw material, transportation, and manufacturing costs, partially offset by the same factors that impacted net sales. Gross profit margin was 15.3 percent and 23.7 percent for the second quarter of 2024 and 2023, respectively.
Operating profit was $12.6 million for the second quarter of 2024 compared with $67.6 million for the second quarter of 2023. The $55.0 million decrease was primarily due to the same factors that impacted gross profit and higher SG&A expenses related to higher incentive expenses and costs incurred for strategic investments. Adjusted EBITDA was $49.0 million for the second quarter of 2024 compared with $104.9 million for the second quarter of 2023. The $55.9 million decrease in Adjusted EBITDA was primarily due to the same factors that impacted operating profit.
Land Management
As of April 30, 2024, our Land Management segment consisted of approximately 176,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management segment are:
•Planned level of timber sales;
•Selling prices and customer demand;
•Gains on timberland sales; and
•Gains on the disposal of development, surplus, and HBU properties (“special use property”).
Net sales were $5.4 million for the second quarter of 2024 compared with $5.9 million for the second quarter of 2023.
Gross profit was $2.6 million for the second quarter of 2024 compared with $2.5 million for the second quarter of 2023.
Operating profit was $2.1 million for the second quarter of 2024 compared with $2.2 million for the second quarter of 2023. Adjusted EBITDA was $2.6 million and $2.5 million for the second quarter of 2024 and 2023.

Table of Content
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
As of April 30, 2024, we had approximately 6,500 acres of special use property in the United States.
Income Tax Expense
Our quarterly income tax expense was computed in accordance with Accounting Standards Codification (“ASC”) 740-270 "Income Taxes - Interim Reporting." In accordance with this accounting standard, annual estimated income tax expense is computed based on forecasted annual earnings and other forecasted annual amounts, including, but not limited to items such as uncertain tax positions and withholding taxes. Additionally, losses from jurisdictions for which a valuation allowance has been provided have not been included in the annual estimated tax rate. Income tax expense each quarter is provided for on a current year-to-date basis using the annual estimated tax rate, adjusted for discrete taxable events that occur during the interim period.
Income tax expense for the second quarter of 2024 was $17.0 million on $68.3 million of pretax income, and income tax expense for the second quarter of 2023 was $39.1 million on $154.8 million of pretax income. The $22.1 million net decrease in income tax expense was primarily attributable to the following:
•A $14.7 million benefit due to changes in the mix of earnings among tax jurisdictions, including jurisdictions for which valuation allowances have been recorded, as well as the timing of recognition of the related income tax expense under ASC740-270.
•A $7.4 million decrease due to changes in income tax expense related to prior year tax returns.
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
The Organization for Economic Co-operation and Development proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon in principle by over 140 countries. During 2023, many countries began to incorporate Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2. Accordingly, we still are evaluating the potential impacts of Pillar 2 on our longer-term business, financial position and results of operations. Pillar 2 will be effective for the Company as of the first quarter of its fiscal year beginning November 1, 2024.

Table of Content
Year-to-Date Results
The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our business segments for the six months ended April 30, 2024 and 2023:

	Six Months Ended April 30,
(in millions)	2024	2023
Net sales:
Global Industrial Packaging	$1,491.4	$1,454.0
Paper Packaging & Services	1,075.4	1,115.0
Land Management	10.0	10.9
Total net sales	$2,576.8	$2,579.9
Operating profit:
Global Industrial Packaging	$134.3	$157.2
Paper Packaging & Services	29.4	176.7
Land Management	3.3	3.6
Total operating profit	$167.0	$337.5
EBITDA:
Global Industrial Packaging	$182.5	$195.7
Paper Packaging & Services	98.8	243.3
Land Management	4.5	4.8
Total EBITDA	$285.8	$443.8
Adjusted EBITDA:
Global Industrial Packaging	$189.2	$193.0
Paper Packaging & Services	104.5	195.6
Land Management	4.2	4.5
Total Adjusted EBITDA	$297.9	$393.1

Table of Content
The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the six months ended April 30, 2024 and 2023:

	Six Months Ended April 30,
(in millions)	2024	2023
Net income	$126.3	$209.1
Plus: interest expense, net	54.4	46.2
Plus: income tax (benefit) expense	(21.2)	76.8
Plus: depreciation, depletion and amortization expense	126.3	111.7
EBITDA	$285.8	$443.8
Net income	$126.3	$209.1
Plus: interest expense, net	54.4	46.2
Plus: other expense, net	8.7	6.2
Plus: income tax (benefit) expense	(21.2)	76.8
Plus: equity earnings of unconsolidated affiliates, net of tax	(1.2)	(0.8)
Operating profit	167.0	337.5
Less: other expense, net	8.7	6.2
Less: equity earnings of unconsolidated affiliates, net of tax	(1.2)	(0.8)
Plus: depreciation, depletion and amortization expense	126.3	111.7
EBITDA	$285.8	$443.8
Plus: acquisition and integration related costs	14.1	12.1
Plus: restructuring charges	(1.1)	4.8
Plus: non-cash asset impairment charges	1.7	1.8
Plus: gain on disposal of properties, plants and equipment, net	(3.0)	(5.0)
Plus: gain on disposal of businesses, net	—	(64.4)
Plus: fiscal year-end change costs	0.4	—
Adjusted EBITDA	$297.9	$393.1

Table of Content
The following table sets forth EBITDA and Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the six months ended April 30, 2024 and 2023:

	Six Months Ended April 30,
(in millions)	2024	2023
Global Industrial Packaging
Operating profit	$134.3	$157.2
Less: other expense, net	9.5	6.9
Less: equity earnings of unconsolidated affiliates, net of tax	(1.2)	(0.8)
Plus: depreciation and amortization expense	56.5	44.6
EBITDA	$182.5	$195.7
Plus: acquisition and integration related costs	14.1	7.5
Plus: restructuring charges	(7.7)	2.9
Plus: non-cash impairment charges	0.4	1.5
Plus: gain on disposal of properties, plants and equipment, net	(0.3)	(4.7)
Plus: gain on disposal of businesses, net	—	(9.9)
Plus: fiscal year-end change costs	0.2	—
Adjusted EBITDA	$189.2	$193.0
Paper Packaging & Services
Operating profit	$29.4	$176.7
Less: other income, net	(0.8)	(0.7)
Plus: depreciation and amortization expense	68.6	65.9
EBITDA	$98.8	$243.3
Plus: acquisition and integration related costs	—	4.6
Plus: restructuring charges	6.6	1.9
Plus: non-cash impairment charges	1.3	0.3
Plus: gain on disposal of properties, plants and equipment, net	(2.4)	—
Plus: gain on disposal of businesses, net	—	(54.5)
Plus: fiscal year-end change costs	0.2	—
Adjusted EBITDA	$104.5	$195.6
Land Management
Operating profit	$3.3	$3.6
Plus: depreciation and depletion expense	1.2	1.2
EBITDA	$4.5	$4.8
Plus: gain on disposal of properties, plants and equipment, net	(0.3)	(0.3)
Adjusted EBITDA	$4.2	$4.5
Net Sales
Net sales were $2,576.8 million for the first six months of 2024 compared with $2,579.9 million for the first six months of 2023. The $3.1 million decrease was primarily due to lower average selling prices and lower volumes across the Paper Packaging & Services segment and lower volumes across the Global Industrial Packaging segment, partially offset by higher average selling prices across the Global Industrial Packaging segment and the contribution from recent acquisitions. See the “Segment Review” below for additional information on net sales by segment.
Gross Profit
Gross profit was $491.7 million for the first six months of 2024 compared with $563.4 million for the first six months of 2023. The $71.7 million decrease was primarily due to the same factors that impacted net sales and higher raw material, transportation, and manufacturing costs. See “Segment Review” below for additional information on gross profit by segment. Gross profit margin was 19.1 percent and 21.8 percent for first six months of 2024 and 2023, respectively.

Table of Content
Selling, General and Administrative Expenses
SG&A expenses were $313.0 million for the first six months of 2024 compared with $276.6 million for the first six months of 2023. The $36.4 million increase in SG&A expenses was primarily related to higher compensation expenses, costs incurred for strategic investments and amortization expenses due to recent acquisitions. SG&A expenses were 12.1 percent and 10.7 percent of net sales for first six months of 2024 and 2023, respectively.
Financial Measures
Operating profit was $167.0 million for the first six months of 2024 compared with $337.5 million for the first six months of 2023. Net income was $126.3 million for the first six months of 2024 compared with $209.1 million for the first six months of 2023. Adjusted EBITDA was $297.9 million for the first six months of 2024 compared with $393.1 million for the first six months of 2023. The reasons for the changes in operating profit, net income, and Adjusted EBITDA for each segment are described below in the “Segment Review.”
Segment Review
Global Industrial Packaging
Net sales were $1,491.4 million for the first six months of 2024 compared with $1,454.0 million for the first six months of 2023. The $37.4 million increase in net sales was primarily due to higher average selling prices and the contribution from recent acquisitions, partially offset by lower volumes and negative foreign currency translation impacts.
Gross profit was $316.8 million for the first six months of 2024 compared with $303.2 million for the first six months of 2023. The $13.6 million increase in gross profit was primarily due to the same factors that impacted net sales, partially offset by higher raw material, transportation, and manufacturing costs. Gross profit margin was 21.2 percent and 20.9 percent for the first six months of 2024 and 2023, respectively.
Operating profit was $134.3 million for the first six months of 2024 compared with $157.2 million for the first six months of 2023. The $22.9 million decrease in operating profit was primarily due to higher SG&A expenses related to higher compensation expenses, costs incurred for strategic investments and amortization expenses from recent acquisitions and a $9.8 million gain recognized during the second quarter of 2023 related to our previously held minority ownership interest in Centurion, partially offset by the same factors that impacted gross profit. Adjusted EBITDA was $189.2 million for the first six months of 2024 compared with $193.0 million for the first six months of 2023. The $3.8 million decrease in Adjusted EBITDA was primarily due to higher SG&A expenses related to higher compensation expenses, costs incurred for strategic investments and amortization expenses from recent acquisitions, partially offset by the same factors that impacted gross profit.
Paper Packaging & Services
Net sales were $1,075.4 million for the first six months of 2024 compared with $1,115.0 million for the first six months of 2023. The $39.6 million decrease in net sales was primarily due to lower average selling prices and lower volumes, partially offset by the contribution from recent acquisitions.
Gross profit was $170.4 million for the first six months of 2024 compared with $255.6 million for the first six months of 2023. The $85.2 million decrease in gross profit was primarily due to the same factors that impacted net sales and higher raw material, transportation, and manufacturing costs. Gross profit margin was 15.8 percent and 22.9 percent for the first six months of 2024 and 2023, respectively.
Operating profit was $29.4 million for the first six months of 2024 compared with $176.7 million for the first six months of 2023. The $147.3 million decrease in operating profit was primarily due to the same factors that impacted gross profit, a $54.6 million gain from divestiture of Tama Paperboard, LLC (the “Tama Divestiture”) during the first quarter of 2023 and higher SG&A expenses related to higher compensation expenses, costs incurred for strategic investments and amortization expenses from recent acquisitions. Adjusted EBITDA was $104.5 million for the first six months of 2024 compared with $195.6 million for the first six months of 2023. The $91.1 million decrease in Adjusted EBITDA was primarily due to the same factors that impacted gross profit and higher SG&A expenses related to higher compensation expenses, costs incurred for strategic investments and amortization expenses from recent acquisitions.
Land Management
Net sales were $10.0 million for the first six months of 2024 compared with $10.9 million for the first six months of 2023.

Table of Content
Gross profit was $4.5 million for the first six months of 2024 compared with $4.6 million for the first six months of 2023.
Operating profit was $3.3 million for the first six months of 2024 compared with $3.6 million for the first six months of 2023. Adjusted EBITDA was $4.2 million and $4.5 million for the first six months of 2024 and 2023, respectively.
Income tax (benefit) expense
Income tax benefit for the first six months of 2024 was $(21.2) million on $103.9 million of pretax income, and income tax expense for the first six months of 2023 was $76.8 million on $285.1 million of pretax income. The $98.0 million net decrease in income tax expense was primarily attributable to the following:
•A $22.7 million decrease in tax due to changes in the mix of earnings among tax jurisdictions, including jurisdictions for which valuation allowances have been recorded, as well as the timing of recognition of the related income tax expense under ASC 740-270.
•One-time discrete tax benefits of $48.1 million related to the recognition of deferred tax assets due to the onshoring of certain non-U.S. intangible property.
•An $8.4 million decrease due to changes in income tax expense related to prior year tax returns and audits.
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
Cash Flow

Six Months Ended April 30, (in millions)	2024	2023
Net cash provided by operating activities	$92.0	$243.7
Net cash used in investing activities	(662.6)	(451.0)
Net cash provided by financing activities	584.9	215.6
Effects of exchange rates on cash	0.8	3.1
Net increase in cash and cash equivalents	15.1	11.4
Cash and cash equivalents at beginning of year	180.9	147.1
Cash and cash equivalents at end of period	$196.0	$158.5
Operating Activities
During the first six months of 2024 and 2023, cash (used in) provided by change in accounts receivable was $(65.9) million and $66.0 million, respectively. The unfavorable change in accounts receivable levels was primarily due to an increase in net sales.
During the first six months of 2024 and 2023, cash (used in) provided by change in inventories was $(37.5) million and $38.6 million, respectively. The unfavorable change in inventories was primarily due to increases in raw material prices and purchases to meet demand.
During the first six months of 2024 and 2023, cash (used in) provided by change in accounts payable was $49.1 million and $(66.9) million, respectively. The favorable change in accounts payable levels was primarily due to increase in raw material prices and purchases to meet demand.
Investing Activities
During the first six months of 2024 and 2023, we invested $96.6 million and $91.1 million, respectively, of cash in capital expenditures.

Table of Content
During the first six months of 2024, we paid $567.6 million for the purchases of business, net of cash acquired, primarily for the Ipackchem Acquisition. During the first six months of 2023, we paid $447.5 million for purchases of businesses, net of cash acquired, primarily for the Lee Container Acquisition and the Centurion Acquisition.
During the first six months of 2023, we received $105.6 million of cash from sale of businesses, primarily from the Tama Divestiture.
Financing Activities
During the first six months of 2024 and 2023, we paid cash dividends to our stockholders in the amount of $59.7 million and $57.9 million, respectively. During the first six months of 2024 and 2023, we borrowed $669.0 million and $332.5 million of long-term debt, net of payments, respectively. During the first six months of 2023, we paid $59.6 million to repurchase Class A Common Stock through an accelerated share repurchase agreement and to repurchase Class A and Class B Common Stock through open market purchases.
Financial Obligations
Borrowing Arrangements
Long-term debt is summarized as follows:

(in millions)	April 30, 2024	October 31, 2023
2022 Credit Agreement - Term Loans	$1,751.6	$1,493.8
2023 Credit Agreement - Term Loan	292.5	296.3
Accounts receivable credit facilities	346.8	351.0
2022 Credit Agreement - Revolving Credit Facility	492.2	77.3
Other debt	4.0	—
	2,887.1	2,218.4
Less: current portion	95.8	88.3
Less: deferred financing costs	8.4	8.7
Long-term debt, net	$2,782.9	$2,121.4
2022 Credit Agreement
We and certain of our subsidiaries are parties to a senior secured credit agreement (the “2022 Credit Agreement”) with a syndicate of financial institutions.
The 2022 Credit Agreement provides for (a) an $800.0 million secured revolving credit facility, consisting of a $725.0 million multicurrency facility and a $75.0 million U.S. dollar facility, maturing on March 1, 2027, (b) a $1,100.0 million secured term loan A-1 facility with quarterly principal installments that commenced on July 31, 2022 and continue through January 31, 2027, with any outstanding principal balance of such term loan A-1 facility being due and payable on maturity on March 1, 2027, (c) a $515.0 million secured term loan A-2 facility with quarterly principal installments that commenced on July 31, 2022 and continue through January 31, 2027, with any outstanding principal balance of such term loan A-2 being due and payable on maturity on March 1, 2027, and (d) as further described below, a $300.0 million incremental secured term loan A-4 facility with quarterly principal installments that commenced on April 30, 2024 and continue through January 31, 2027, with any outstanding principal balance of such term loan A-4 being due and payable on maturity on March 1, 2027. Subject to the terms of the 2022 Credit Agreement, the Company has an option to borrow additional funds under the 2022 Credit Agreement with the agreement of the lenders.
On March 25, 2024, we entered into an incremental term loan agreement (the “Incremental Term Loan A-4 Agreement”) with a syndicate of financial institutions. The Incremental Term Loan A-4 Agreement is an amendment to the 2022 Credit Agreement. The Incremental Term Loan A-4 Agreement provided for a loan in the aggregate principal amount of $300.0 million that was made available in a single draw on March 25, 2024 (the “Incremental Term Loan A-4”). Amounts repaid or prepaid in respect of the Incremental Term Loan A-4 may not be reborrowed. The Incremental Term Loan A-4 amortizes at 2.50% per annum in equal quarterly principal installments, with the remaining outstanding principal balance due on March 1, 2027. The terms and provisions of the Incremental Term Loan A-4 are identical in all material respects to the terms and provisions of the other term loans made under the 2022 Credit Agreement. Our obligations with respect to the Incremental Term Loan A-4 are secured and

Table of Content
guaranteed with the other obligations under the 2022 Credit Agreement on a pari passu basis. We used the proceeds from the Incremental Term Loan A-4 to repay funds drawn on the revolving credit facility under the 2022 Credit Agreement for the purchase of Ipackchem on March 26, 2024.
Interest is based on Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on our leverage ratio. Subject to the terms of the 2022 Credit Agreement, we have an option to add borrowings to the 2022 Credit Agreement with the agreement of the lenders. As of April 30, 2024, we had $307.8 million of available borrowing capacity under the $800.0 million secured revolving credit facility.
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
The 2022 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness (less the aggregate amount of our unrestricted cash and cash equivalents), to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses), and plus or minus certain other items for the preceding twelve months (as used in this paragraph only “EBITDA”) to be greater than 4.50 to 1.00 through the quarter ending January 31, 2025, and thereafter 4.00 to 1.00; provided that such leverage ratio is subject to (i) a covenant step-up (as defined in the 2022 Credit Agreement) increase adjustment of 0.50 upon the consummation of, and the following three fiscal quarters after, certain specified acquisitions and (ii) a collateral release decrease adjustment of 0.25x during any collateral release period (as defined in the 2022 Credit Agreement). The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated EBITDA, to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve-month period. As of April 30, 2024, we were in compliance with the covenants and other agreements in the 2022 Credit Agreement.
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
The 2023 Credit Agreement contains covenants, including financial covenants, substantially the same as the covenants in 2022 Credit Agreement, as described above, and a “most favored lender” provision related to the 2022 Credit Agreement. As of April 30, 2024, we were in compliance with the covenants and other agreements in the 2023 Credit Agreement.
United States Trade Accounts Receivable Credit Facility
We have a $300.0 million U.S. Receivables Financing Facility Agreement (the “U.S. RFA”). On May 17, 2024, the maturity date of the U.S. RFA was extended to May 16, 2025. As of April 30, 2024, there was a $259.3 million ($270.9 million as of October 31, 2023) outstanding balance under the U.S. RFA. The U.S. RFA also contains events of default and covenants that

Table of Content
are substantially the same as the covenants under the 2022 Credit Agreement. As of April 30, 2024, we were in compliance with these covenants. Proceeds of the U.S. RFA are available for working capital and general corporate purposes.
International Trade Accounts Receivable Credit Facility
We have a €100.0 million ($106.9 million as of April 30, 2024) European Receivables Financing Agreement (the “European RFA”). On April 19, 2024, the maturity date of the European RFA was extended to April 22, 2025. As of April 30, 2024, $87.5 million ($80.1 million as of October 31, 2023) was outstanding on the European RFA. As of April 30, 2024, we were in compliance with covenants contained in the European RFA. Proceeds of the European RFA are available for working capital and general corporate purposes.
See Note 4 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional disclosures regarding our financial obligations.
Financial Instruments
Interest Rate Derivatives
As of April 30, 2024, we have various interest rate swaps with a total notional amount of $1,400.0 million ($1,300.0 million as of October 31, 2023), amortizing down over the term, in which we receive variable interest rate payments based on SOFR and in return are obligated to pay interest at a weighted average fixed interest rate of 2.97%, plus a spread. These derivatives are designated as cash flow hedges for accounting purposes and will mature between March 1, 2027 and July 16, 2029.
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
As of April 30, 2024, and October 31, 2023, we had outstanding foreign currency forward contracts in the notional amount of $101.0 million, and $66.0 million, respectively.
Cross Currency Swap
We have operations and investments in various international locations and are subject to risks associated with changing foreign exchange rates. We have cross currency interest rate swaps that synthetically swap $447.6 million ($319.3 million as of October 31, 2023) of U.S. fixed rate debt to Euro denominated fixed rate debt. We receive a weighted average rate of 1.27%. These agreements are designated either net investment hedges or cash flow hedges for accounting purposes and will mature between August 10, 2026 and November 3, 2028.
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

Table of Content
ITEM 4. CONTROLS AND PROCEDURES
Changes in Internal Control Over Financial Reporting
The Company completed the Ipackchem Acquisition on March 26, 2024. The scope of the Company’s assessment of the effectiveness of internal controls over financial reporting for the fiscal year ending October 31, 2024, will not include the Ipackchem Acquisition. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the Company’s scope in the year of acquisition.
We are currently integrating the processes and internal controls of Ipackchem. Except for the Ipackchem Acquisition, there has been no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Table of Content
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in the 2023 Form 10-K under Part I, Item 1A –– Risk Factors.
ITEM 6. EXHIBITS
(a.) Exhibits

Exhibit No.	Description of Exhibit

10.1	Letter dated April 19, 2024, between Coöperatieve Rabobank U.A., Nieuw Amsterdam Receivables Corporation B.V., Greif, Inc., Greif Service Belgium BV and Cooperage Receivables Finance B.V., extending the maturity date of the European receivables financing arrangement to April 22, 2025

10.2	Omnibus Amendment No. 6 dated May 17, 2024, to Third Amended and Restated Transfer and Administration Agreement dated September 24, 2019, by and among Greif Receivables Funding LLC, as seller, Container Life Cycle Management LLC, Lee Container, LLC, and Lee Container Iowa, LLC, Greif Packaging LLC, Delta Petroleum Company, Inc., American Flange & Manufacturing Co. Inc., Caraustar Mill Group, Inc., Caraustar Industrial and Consumer Products Group, Inc., Caraustar Recovered Fiber Group, Inc., The Newark Group, Inc., Caraustar Consumer Products Group, LLC, and Cascade Paper Converters Co., as originators.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a —14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GREIF, INC.
(Registrant)

Date: June 6, 2024	/s/ LAWRENCE A. HILSHEIMER
Lawrence A. Hilsheimer
Executive Vice President and Chief Financial Officer