Form 10-Q
period 2024-07-31
GREIF, INC
filed 2024-08-29
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock	GEF	New York Stock Exchange
Class B Common Stock	GEF-B	New York Stock Exchange
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 27, 2024:

Class A Common Stock	25,848,786 shares
Class B Common Stock	21,331,127 shares

Table of Content

Table of Content
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2024	2023	2024	2023
Net sales	$1,454.2	$1,330.3	$4,031.0	$3,910.2
Cost of products sold	1,163.8	1,023.3	3,248.9	3,039.8
Gross profit	290.4	307.0	782.1	870.4
Selling, general and administrative expenses	164.0	135.7	477.0	412.3
Acquisition and integration related costs	2.0	3.4	16.1	15.5
Restructuring charges	2.7	8.7	1.6	13.5
Non-cash asset impairment charges	0.2	1.6	1.9	3.4
(Gain) loss on disposal of properties, plants and equipment, net	(3.4)	1.7	(6.4)	(3.3)
(Gain) loss on disposal of businesses, net	(46.1)	0.3	(46.1)	(64.1)
Operating profit	171.0	155.6	338.0	493.1
Interest expense, net	41.3	25.3	95.7	71.5
Other expense, net	0.8	3.4	9.5	9.6
Income before income tax expense and equity earnings of unconsolidated affiliates, net	128.9	126.9	232.8	412.0
Income tax expense	36.2	31.1	15.0	107.9
Equity earnings of unconsolidated affiliates, net of tax	(0.9)	(0.9)	(2.1)	(1.7)
Net income	93.6	96.7	219.9	305.8
Net income attributable to noncontrolling interests	(6.5)	(6.4)	(21.2)	(14.4)
Net income attributable to Greif, Inc.	$87.1	$90.3	$198.7	$291.4
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$1.51	$1.57	$3.45	$5.03
Class B common stock	$2.26	$2.35	$5.16	$7.54
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$1.50	$1.55	$3.44	$4.99
Class B common stock	$2.26	$2.35	$5.16	$7.54
Weighted-average number of Class A common shares outstanding:
Basic	25.8	25.5	25.7	25.6
Diluted	26.1	26.0	25.9	26.0
Weighted-average number of Class B common shares outstanding:
Basic	21.3	21.3	21.3	21.5
Diluted	21.3	21.3	21.3	21.5
Cash dividends declared per common share:
Class A common stock	$0.52	$0.50	$1.56	$1.50
Class B common stock	$0.78	$0.75	$2.33	$2.24
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2024	2023	2024	2023
Net income	$93.6	$96.7	$219.9	$305.8
Other comprehensive income (loss), net of tax:
Foreign currency translation	15.5	(4.2)	13.9	44.8
Derivative financial instruments	(27.0)	17.3	(35.5)	(13.5)
Minimum pension liabilities	(1.9)	(1.6)	(4.3)	(5.4)
Other comprehensive income (loss), net of tax	(13.4)	11.5	(25.9)	25.9
Comprehensive income	80.2	108.2	194.0	331.7
Comprehensive income attributable to noncontrolling interests	6.5	6.5	20.3	14.7
Comprehensive income attributable to Greif, Inc.	$73.7	$101.7	$173.7	$317.0
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	July 31, 2024	October 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$194.2	$180.9
Trade accounts receivable, net of allowance	785.7	659.4
Inventories:
Raw materials	325.2	255.8
Finished goods	95.5	82.8
Assets held for sale	3.6	5.0
Prepaid expenses	56.6	46.0
Other current assets	252.5	139.2
	1,713.3	1,369.1
Long-term assets
Goodwill	1,950.3	1,693.0
Other intangible assets, net of amortization	961.7	792.2
Deferred tax assets	28.9	22.9
Pension assets	43.7	36.2
Operating lease right-of-use assets	298.1	290.3
Finance lease right-of-use assets	38.1	30.5
Other long-term assets	145.3	164.0
	3,466.1	3,029.1
Properties, plants and equipment
Timber properties, net of depletion	230.7	229.6
Land	157.8	153.7
Buildings	587.7	544.3
Machinery and equipment	2,239.1	2,138.8
Capital projects in progress	229.9	200.5
	3,445.2	3,266.9
Accumulated depreciation	(1,789.7)	(1,704.3)
	1,655.5	1,562.6
Total assets	$6,834.9	$5,960.8
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	July 31, 2024	October 31, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$533.6	$497.8
Accrued payroll and employee benefits	140.8	137.7
Restructuring reserves	5.5	16.8
Current portion of long-term debt	95.8	88.3
Short-term borrowings	20.3	5.4
Current portion of operating lease liabilities	57.1	53.8
Current portion of finance lease liabilities	5.5	3.4
Other current liabilities	151.6	136.1
	1,010.2	939.3
Long-term liabilities
Long-term debt	2,793.4	2,121.4
Operating lease liabilities	242.2	240.2
Finance lease liabilities	34.6	27.9
Deferred tax liabilities	326.3	325.6
Pension liabilities	55.6	56.3
Postretirement benefit obligations	6.1	6.2
Contingent liabilities and environmental reserves	19.1	17.3
Long-term income tax payable	11.8	21.2
Other long-term liabilities	109.8	93.8
	3,598.9	2,909.9
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	126.2	125.3
Equity
Common stock, without par value	228.4	208.4
Treasury stock, at cost	(279.0)	(281.9)
Retained earnings	2,449.0	2,337.9
Accumulated other comprehensive loss, net of tax:
Foreign currency translation	(302.9)	(317.7)
Derivative financial instruments	36.2	71.7
Minimum pension liabilities	(74.8)	(70.5)
Total Greif, Inc. shareholders’ equity	2,056.9	1,947.9
Noncontrolling interests	42.7	38.4
Total shareholders’ equity	2,099.6	1,986.3
Total liabilities and shareholders’ equity	$6,834.9	$5,960.8
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended July 31,
(in millions)	2024	2023
Cash flows from operating activities:
Net income	$219.9	$305.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	193.4	169.4
Non-cash asset impairment charges	1.9	3.4
Gain on disposals of properties, plants and equipment, net	(6.4)	(3.3)
Gain on disposals of businesses, net	(46.1)	(64.1)
Unrealized foreign exchange loss	9.7	3.5
Deferred income tax benefit	(53.6)	(0.9)
Non-cash lease expense	36.6	34.9
Other, net	2.1	(0.3)
Increase (decrease) in cash from changes in certain assets and liabilities, net of impacts from acquisitions:
Trade accounts receivable	(82.0)	109.5
Inventories	(46.4)	49.9
Accounts payable	26.1	(65.6)
Restructuring reserves	(11.4)	3.8
Operating leases	(38.1)	(34.5)
Pension and post-retirement benefit liabilities	(10.4)	(26.4)
Other, net	(26.5)	(39.1)
Net cash provided by operating activities	168.8	446.0
Cash flows from investing activities:
Purchases of business, net of cash acquired	(567.6)	(447.5)
Purchases of properties, plants and equipment	(141.4)	(136.4)
Purchases of timber properties	(3.6)	(4.4)
Payments for deferred purchase price of acquisitions	(1.7)	(21.7)
Proceeds from the sale of properties, plants, equipment and other assets	10.5	8.0
Proceeds from the sale of businesses	—	105.3
Net cash used in investing activities	(703.8)	(496.7)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,986.7	1,915.1
Payments on long-term debt	(1,351.1)	(1,640.2)
Payments on short-term borrowings, net	(10.9)	(4.6)
Proceeds from trade accounts receivable credit facility	345.6	108.9
Payments on trade accounts receivable credit facility	(309.1)	(136.1)
Dividends paid to Greif, Inc. shareholders	(89.8)	(86.7)
Dividends paid to noncontrolling interests	(12.9)	(6.1)
Payments for share repurchases	—	(63.9)
Tax withholding payments for stock-based awards	(10.6)	(13.7)
Purchases of redeemable noncontrolling interest	—	(3.3)
Other, net	(6.2)	(7.4)
Net cash provided by financing activities	541.7	62.0
Effects of exchange rates on cash	6.6	(0.7)
Net increase in cash and cash equivalents	13.3	10.6
Cash and cash equivalents at beginning of period	180.9	147.1
Cash and cash equivalents at end of period	$194.2	$157.7
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended July 31, 2024
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of April 30, 2024	47,139	$225.0	29,703	$(279.3)	$2,391.5	$(328.1)	$2,009.1	$38.3	$2,047.4
Net income					87.1		87.1	6.5	93.6
Other comprehensive income (loss):
Foreign currency translation						15.5	15.5	—	15.5
Derivative financial instruments, net of $8.9 million of income tax expense						(27.0)	(27.0)		(27.0)
Minimum pension liability adjustment, net of $0.2 million income tax benefit						(1.9)	(1.9)		(1.9)
Comprehensive income			.				73.7		80.2
Current period mark to redemption value of redeemable noncontrolling interest					0.7		0.7		0.7
Net income allocated to redeemable noncontrolling interests							—	(2.1)	(2.1)
Dividends paid to Greif, Inc. shareholders ($0.52 and $0.78 per Class A share and Class B share, respectively)					(30.1)		(30.1)		(30.1)
Dividends earned on RSU shares					(0.2)		(0.2)		(0.2)
Colleague stock purchase plan	38	1.9	(38)	0.3			2.2		2.2
Share based compensation	—	1.4	—	—			1.4		1.4
Restricted stock, directors	2	0.1	(2)	—			0.1		0.1
As of July 31, 2024	47,179	$228.4	29,663	$(279.0)	$2,449.0	$(341.5)	$2,056.9	$42.7	$2,099.6

	Nine Months Ended July 31, 2024
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2023	46,805	$208.4	30,037	$(281.9)	$2,337.9	$(316.5)	$1,947.9	$38.4	$1,986.3
Net income					198.7		198.7	21.2	219.9
Other comprehensive income (loss):
Foreign currency translation						14.8	14.8	(0.9)	13.9
Derivative financial instruments, net of $11.7 million of income tax expense						(35.5)	(35.5)		(35.5)
Minimum pension liability adjustment, net of $0.4 million income tax benefit						(4.3)	(4.3)		(4.3)
Comprehensive income			.				173.7		194.0
Current period mark to redemption value of redeemable noncontrolling interest and other					2.5		2.5		2.5
Net income allocated to redeemable noncontrolling interests							—	(5.9)	(5.9)
Dividends paid to Greif, Inc. shareholders ($1.56 and $2.33 per Class A share and Class B share, respectively)					(89.8)		(89.8)		(89.8)
Dividends paid to noncontrolling interests and other							—	(10.1)	(10.1)
Dividends earned on RSU shares					(0.3)		(0.3)		(0.3)
Colleague stock purchase plan	71	3.9	(71)	0.6			4.5		4.5
Long-term incentive shares issued	283	10.5	(283)	2.2			12.7		12.7
Share based compensation	—	4.5	—	—			4.5		4.5
Restricted stock, directors	20	1.1	(20)	0.1			1.2		1.2
As of July 31, 2024	47,179	$228.4	29,663	$(279.0)	$2,449.0	$(341.5)	$2,056.9	$42.7	$2,099.6

Table of Content

	Three Months Ended July 31, 2023
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of April 30, 2023	46,861	$205.8	29,981	$(277.6)	$2,239.7	$(288.1)	$1,879.8	$35.1	$1,914.9
Net income					90.3		90.3	6.4	96.7
Other comprehensive income (loss):
Foreign currency translation						(4.3)	(4.3)	0.1	(4.2)
Derivative financial instruments, net of $5.7 million income tax benefit						17.3	17.3		17.3
Minimum pension liability adjustment, net of $0.2 million income tax expense						(1.6)	(1.6)		(1.6)
Comprehensive income							101.7		108.2
Current period mark to redemption value of redeemable noncontrolling interest					(1.3)		(1.3)		(1.3)
Net income allocated to redeemable noncontrolling interests							—	(1.1)	(1.1)
Dividends paid to Greif, Inc. shareholders ($0.50 and $0.75 per Class A share and Class B share, respectively)					(28.8)		(28.8)		(28.8)
Dividends earned on RSU shares					(0.2)		(0.2)		(0.2)
Colleague stock purchase plan	—	0.1	—	—			0.1		0.1
Share repurchases	(57)	—	57	(4.3)			(4.3)		(4.3)
Long-term incentive shares issued	1	0.1	(1)	—			0.1		0.1
Share based compensation	—	1.2	—	—			1.2		1.2
As of July 31, 2023	46,805	$207.2	30,037	$(281.9)	$2,299.7	$(276.7)	$1,948.3	$40.5	$1,988.8

	Nine Months Ended July 31, 2023
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2022	47,443	$173.5	29,399	$(205.1)	$2,095.2	$(302.3)	$1,761.3	$33.0	$1,794.3
Net income					291.4		291.4	14.4	305.8
Other comprehensive income (loss):
Foreign currency translation						44.5	44.5	0.3	44.8
Derivative financial instruments, net of $4.6 million income tax expense						(13.5)	(13.5)		(13.5)
Minimum pension liability adjustment, net of $0.7 million income tax expense						(5.4)	(5.4)		(5.4)
Comprehensive income			.				317.0		331.7
Current period mark to redemption value of redeemable noncontrolling interest and other					(0.3)		(0.3)		(0.3)
Net income allocated to redeemable noncontrolling interests							—	(1.3)	(1.3)
Dividends paid to Greif, Inc. shareholders ($1.50 and $2.24 per Class A share and Class B share, respectively)					(86.7)		(86.7)		(86.7)
Dividends paid to noncontrolling interests and other							—	(5.9)	(5.9)
Dividends earned on RSU shares					0.1		0.1		0.1
Colleague stock purchase plan	—	0.1	—	—			0.1		0.1
Share repurchases	(1,006)	15.0	1,006	(78.9)			(63.9)		(63.9)
Long-term incentive shares issued	350	14.7	(350)	2.0			16.7		16.7
Share based compensation	—	2.7	—	—			2.7		2.7
Restricted stock, directors	18	1.2	(18)	0.1			1.3		1.3
As of July 31, 2023	46,805	$207.2	30,037	$(281.9)	$2,299.7	$(276.7)	$1,948.3	$40.5	$1,988.8

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
The fiscal year of Greif, Inc. and its subsidiaries (the “Company”) begins on November 1 and ends on October 31 of the following year. Any references to years or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year, unless otherwise stated. On December 5, 2023, the Company's Board of Directors adopted an amendment to Article VI, Section 6.8 of the Company's Third Amended and Restated By-Laws that will enact a new fiscal year of the Company ending September 30, with the first such fiscal year ending September 30, 2025.
The information filed herein reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated balance sheet as of July 31, 2024 and the condensed consolidated balance sheet as of October 31, 2023, the interim condensed consolidated statements of income, comprehensive income and changes in shareholders’ equity for the three and nine months ended July 31, 2024 and 2023 and the interim condensed consolidated statements of cash flows for the nine months ended July 31, 2024 and 2023 of the Company. The interim condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling interest and are accounted for using either the equity or cost method, as appropriate.
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
The following table summarizes the consideration transferred to acquire Ipackchem and the preliminary valuation of identifiable assets acquired and liabilities assumed at the acquisition date:

(in millions)	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments	Amount Recognized as of Acquisition Date (as Adjusted)
Fair value of consideration transferred
Cash consideration	$582.1	$—	$582.1

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$14.5	$—	$14.5
Accounts receivable	50.9	—	50.9
Inventories	36.7	—	36.7
Other current assets	4.9	—	4.9
Intangibles	231.7	4.9	236.6
Operating lease right-of-use assets	15.1	5.2	20.3
Finance lease right-of-use assets	8.2	0.5	8.7
Other long-term assets	1.0	—	1.0
Properties, plants and equipment	91.5	(4.8)	86.7
Total assets acquired	454.5	5.8	460.3

Accounts payable	(17.2)	—	(17.2)
Short-term borrowings	(26.2)	—	(26.2)
Other current liabilities	(13.2)	—	(13.2)
Operating lease liabilities	(14.2)	(5.2)	(19.4)
Finance lease liabilities	(10.0)	—	(10.0)
Long-term deferred tax liability	(62.1)	0.6	(61.5)
Other long-term liabilities	(5.3)	(0.8)	(6.1)
Total liabilities assumed	(148.2)	(5.4)	(153.6)
Total identifiable net assets	$306.3	0.4	306.7
Goodwill	$275.8	$(0.4)	$275.4
The Company recognized goodwill related to this acquisition of $275.4 million. The goodwill recognized in this acquisition was attributable to the acquired assembled workforce, expected synergies and economies of scale, none of which qualify for recognition as a separate intangible asset. Ipackchem is reported within the Global Industrial Packaging segment to which the goodwill was assigned. The goodwill is not expected to be deductible for tax purposes.
The cost approach was used to determine the fair value for land, building, improvements and equipment. The cost approach measures the value by estimating the cost to acquire, or construct, comparable assets and adjusts for age and condition. The Company assigned to land use rights, building and improvements a useful life ranging from 1 year to 21 years and equipment a

Table of Content
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
Acquired intangible assets are being amortized over the estimated useful lives on a straight-line basis. The following table summarizes the preliminary purchase price allocation and weighted average remaining useful lives for identifiable intangible assets acquired as of the acquisition date:

(in millions)	Purchase Price Allocation	Weighted Average Estimated Useful Life
Customer relationships	$187.3	15.0
Developed technology	39.0	8.0
Trademarks	10.3	5.0
Total intangible assets	$236.6
The Company has not yet finalized the determination of the fair value of assets acquired and liabilities assumed, specifically fixed assets, intangibles, income taxes, leases and contingencies. The Company expects to finalize these amounts within one year of the acquisition date. The estimate of fair value and purchase price allocation were based on information available at the time of closing the acquisition, and the Company continues to evaluate the underlying inputs and assumptions that are being used in the fair value estimates of all assets acquired and liabilities assumed. Accordingly, these preliminary estimates are subject to adjustments during the measurement period, not to exceed one year from the acquisition date, based upon new information obtained about facts and circumstances that existed as of the date of closing the acquisition.
Ipackchem’s results of operations have been included in the Company’s financial statements for the period subsequent to the acquisition date of March 26, 2024. Ipackchem contributed net sales of $58.3 million and $80.9 million for the three and nine months ended July 31, 2024.
Pro Forma Results
The following unaudited supplemental pro forma data presents consolidated information as if the Ipackchem Acquisition had been completed on November 1, 2022. These amounts were calculated after adjusting Ipackchem’s results to reflect interest expense incurred on the debt to finance the acquisition, additional depreciation and amortization that would have been charged

Table of Content
assuming the fair value of property, plant and equipment and intangible assets had been applied from November 1, 2022, the adjusted income tax expense, and related transaction costs.

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2024	2023	2024	2023
Pro forma net sales	$1,454.2	$1,383.1	$4,120.0	$4,076.5
Pro forma net income attributable to Greif, Inc.	87.1	98.8	224.3	289.2
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$1.51	$1.72	$3.89	$5.00
Class B common stock	$2.26	$2.58	$5.83	$7.49
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$1.50	$1.69	$3.88	$4.95
Class B common stock	$2.26	$2.58	$5.83	$7.49
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

Table of Content
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
Acquired intangible assets are being amortized over the estimated useful lives on a straight-line basis. The following table summarizes the purchase price allocation and weighted average remaining useful lives for identifiable intangible assets acquired as of the acquisition date:

(in millions)	Purchase Price Allocation	Weighted Average Estimated Useful Life
Customer relationships	$50.6	15.0
Trademarks	8.4	5.0
Total intangible assets	$59.0
The Company has not yet finalized the determination of the fair value of assets acquired and liabilities assumed, including income taxes. The Company expects to finalize these amounts within one year of the acquisition date. The estimate of fair value and purchase price allocation were based on information available at the time of closing the acquisition, and the Company continues to evaluate the underlying inputs and assumptions that are being used in fair value estimates. Accordingly, these preliminary estimates are subject to adjustments during the measurement period, not to exceed one year from the date of the

Table of Content
acquisition, based upon new information obtained about facts and circumstances that existed as of the date of closing the acquisition.
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

Table of Content
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

Table of Content
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

	Three Months Ended July 31,	Nine Months Ended July 31,
(in millions, except per share amounts)	2023	2023
Pro forma net sales	$1,330.2	$3,968.0
Pro forma net income attributable to Greif, Inc.	86.0	298.4
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$1.50	$5.16
Class B common stock	$2.24	$7.72
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$1.48	$5.11
Class B common stock	$2.24	$7.72
The pro forma data should not be considered indicative of the results that would have occurred if the acquisition and related financing had been consummated on the assumed completion dates, nor are they indicative of future results.
Divestitures
Delta Divestiture
During the third quarter of 2024, the Company completed its divestiture of a U.S. business in the Global Industrial Packaging segment, Delta Petroleum Company, Inc. (the “Delta Divestiture”), for net sales proceeds of $91.2 million, subject to final adjustments. These sales proceeds were a non-cash investing item in the interim condensed consolidated statement of cash flow. These sales proceeds were reflected in the other current assets of the interim condensed consolidated balance sheet as of July 31, 2024, and were received on August 1, 2024. The Delta Divestiture did not qualify as discontinued operations because it did not represent a strategic shift that has had a major impact on the Company’s operations or financial results. The Delta Divestiture resulted in a $46.1 million gain on sale of business, including goodwill allocated to the sale of $26.1 million.
Tama Divestiture
During the first quarter of 2023, the Company completed its divestiture of a U.S. business in the Paper Packaging & Services segment, Tama Paperboard, LLC (the “Tama Divestiture”), for net cash proceeds of $100.2 million. The Tama Divestiture did not qualify as discontinued operations because it did not represent a strategic shift that has had a major impact on the Company’s operations or financial results. The Tama Divestiture resulted in $54.6 million gain on sale of business, including goodwill allocated to the sale of $22.5 million.

Table of Content

NOTE 3 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the nine months ended July 31, 2024:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2023	$16.4	$0.4	$16.8
Costs incurred and charged to expense	(3.9)	5.5	1.6
Costs paid or otherwise settled	(7.9)	(5.0)	(12.9)
Balance at July 31, 2024	$4.6	$0.9	$5.5
The focus for restructuring activities in 2024 is to optimize operations.
During the three months ended July 31, 2024, the Company recorded restructuring charges of $2.7 million, as compared to $8.7 million of restructuring charges recorded during the three months ended July 31, 2023. The restructuring activity for the three months ended July 31, 2024 consisted of $1.8 million in employee separation costs and $0.9 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities.
During the nine months ended July 31, 2024, the Company recorded restructuring charges of $1.6 million, as compared to $13.5 million of restructuring charges recorded during the nine months ended July 31, 2023. The restructuring activity for the nine months ended July 31, 2024 consisted of ($9.0) million release of prior period restructuring severance accrual no longer probable of occurring, $5.1 million in employee separation costs and $5.5 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities.
The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-Q. Remaining amounts expected to be incurred were $13.6 million as of July 31, 2024:

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the Nine Months Ended July 31, 2024	Amounts Remaining to be Incurred
Global Industrial Packaging
Employee separation costs	$(3.0)	$(6.7)	$3.7
Other restructuring costs	2.2	0.9	1.3
	(0.8)	(5.8)	5.0
Paper Packaging & Services
Employee separation costs	3.2	2.8	0.4
Other restructuring costs	12.8	4.6	8.2
	16.0	7.4	8.6
	$15.2	$1.6	$13.6

Table of Content
NOTE 4 — LONG-TERM DEBT
Long-term debt is summarized as follows:

(in millions)	July 31, 2024	October 31, 2023
2022 Credit Agreement - Term Loans	$1,729.6	$1,493.8
2023 Credit Agreement - Term Loan	290.6	296.3
Accounts receivable credit facilities	389.4	351.0
2022 Credit Agreement - Revolving Credit Facility	483.8	77.3
Other debt	3.6	—
	2,897.0	2,218.4
Less: current portion	95.8	88.3
Less: deferred financing costs	7.8	8.7
Long-term debt, net	$2,793.4	$2,121.4
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
On May 17, 2023, the Company and Greif Packaging LLC, a direct wholly owned subsidiary of Greif, Inc. (“Greif Packaging”), entered into a $300.0 million senior secured credit agreement (the “2023 Credit Agreement” and, together with the 2022 Credit Agreement, the “2022 and 2023 Credit Agreements”) with CoBank, ACB (“CoBank”), which acted as a lender and is acting as administrative agent of the 2023 Credit Agreement. The 2023 Credit Agreement is permitted incremental equivalent debt under the terms of the 2022 Credit Agreement. The 2023 Credit Agreement provides for a $300.0 million secured term loan facility on a pari passu basis with the 2022 Credit Agreement, with quarterly principal installments that commenced on July 31, 2023 and will continue through January 31, 2028, with any outstanding principal balance of such term loan being due

Table of Content
and payable on maturity on May 17, 2028. The Company used the borrowing under the 2023 Credit Agreement to repay and refinance a portion of the outstanding borrowings under the 2022 Credit Agreement.
Interest accruing under the 2023 Credit Agreement is based on SOFR plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on the Company’s leverage ratio.
As of July 31, 2024, $2,504.0 million was outstanding under the 2022 and 2023 Credit Agreements. The current portion was $95.8 million, and the long-term portion was $2,408.2 million. The weighted average interest rate for borrowings under the 2022 and 2023 Credit Agreements was 6.48% for the nine months ended July 31, 2024. The actual interest rate for borrowings under the 2022 and 2023 Credit Agreements was 7.09% as of July 31, 2024. The deferred financing costs associated with the term loan portion of the 2022 and 2023 Credit Agreements totaled $7.7 million as of July 31, 2024 and are recorded as a reduction of long-term debt on the interim condensed consolidated balance sheets. The deferred financing costs associated with the revolving portion of the 2022 Credit Agreement totaled $2.7 million as of July 31, 2024 and are recorded within other long-term assets on the interim condensed consolidated balance sheets.
United States Trade Accounts Receivable Credit Facility
Greif Receivables Funding LLC (“Greif Funding”), Greif Packaging, and certain other U.S. subsidiaries of the Company are parties to an amended and restated U.S. Receivables Financing Facility Agreement (the “U.S. RFA”). On May 17, 2024, the maturity date of the U.S. RFA was extended to May 16, 2025. The U.S. RFA provides an accounts receivable financing facility of $300.0 million. As of July 31, 2024, there was a $291.6 million ($270.9 million as of October 31, 2023) outstanding under the U.S. RFA that is reported as long-term debt on the interim condensed consolidated balance sheets because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing. The weighted average interest rate for borrowings under the U.S. RFA was 6.23% for the nine months ended July 31, 2024. The deferred financing costs associated with the U.S. RFA totaled $0.1 million as of July 31, 2024 and are recorded as a reduction of long-term debt on the interim condensed consolidated balance sheets.
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
International Trade Accounts Receivable Credit Facility
Cooperage Receivables Finance B.V. and Greif Services Belgium BV, an indirect wholly owned subsidiary of Greif, Inc., are parties to an amended and restated Nieuw Amsterdam Receivables Financing Agreement (the “European RFA”) with affiliates of a major international bank. On April 19, 2024, the maturity date of the European RFA was extended to April 22, 2025. The European RFA provides an accounts receivable financing facility of up to €100.0 million ($108.2 million as of July 31, 2024) secured by certain European accounts receivable. As of July 31, 2024, $97.8 million ($80.1 million as of October 31, 2023) was outstanding on the European RFA that is reported as long-term debt on the interim condensed consolidated balance sheets because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing. The weighted average interest rate for borrowings under the European RFA was 4.68% for the nine months ended July 31, 2024.

Table of Content
NOTE 5 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of July 31, 2024 and October 31, 2023:

	July 31, 2024
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$45.3	$—	$45.3	$—	$(9.7)	$—	$(9.7)
Foreign exchange hedges	—	0.1	—	0.1	—	(0.6)	—	(0.6)
Insurance annuity	—	—	19.3	19.3	—	—	—	—
Cross currency swap	—	18.3	—	18.3	—	(4.3)	—	(4.3)

	October 31, 2023
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$78.4	$—	$78.4	$—	$—	$—	$—
Foreign exchange hedges	—	0.1	—	0.1	—	(0.1)	—	(0.1)
Insurance annuity	—	—	18.8	18.8	—	—	—	—
Cross currency swap	—	18.9	—	18.9	—	—	—	—
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of July 31, 2024 and October 31, 2023 approximate their fair values because of the short-term nature of these items and are not included in this table.
Interest Rate Derivatives
As of July 31, 2024, the Company has various interest rate swaps with a total notional amount of $1,400.0 million ($1,300.0 million as of October 31, 2023), maturing between March 1, 2027 and July 16, 2029. The Company will receive variable rate interest payments based upon one-month U.S. dollar SOFR, and in return the Company will be obligated to pay interest at a weighted average fixed interest rate of 2.97%. This effectively converted the borrowing rate on an amount of debt equal to the notional amount of the interest rate swaps from a variable rate to a fixed rate.
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
Gains reclassified to earnings under these contracts were $8.4 million and $8.2 million for the three months ended July 31, 2024, and 2023, respectively. Gains reclassified to earnings under these contracts were $27.0 million and $19.5 million for the nine months ended July 31, 2024, and 2023, respectively. A derivative gain of $23.4 million, based upon interest rates at July 31, 2024, is expected to be reclassified from accumulated other comprehensive income (loss) to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of July 31, 2024, and October 31, 2023, the Company had outstanding foreign currency forward contracts in the notional amount of $101.5 million and $66.0 million, respectively.

Table of Content
Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which are based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
For the three months ended July 31, 2024, and 2023, the Company recorded realized losses of $0.8 million and $0.0 million, respectively, under fair value contracts in other expense, net. For the nine months ended July 31, 2024, and 2023, the Company recorded realized gains of $2.1 million and $0.7 million, respectively, under fair value contracts in other expense, net.
For the three months ended July 31, 2024, and 2023, the Company recorded unrealized net gains (losses) of $(0.1) million and $0.8 million, respectively, in other expense, net. For the nine months ended July 31, 2024, and 2023, the Company recorded unrealized net gains (losses) of $(0.5) million and $0.7 million, respectively, in other expense, net.
Cross Currency Swap
The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. As of July 31, 2024, the Company has various cross currency interest rate swaps that synthetically swap $447.6 million ($319.3 million as of October 31, 2023) of U.S. fixed rate debt to Euro denominated fixed rate debt. The Company receives a weighted average rate of 1.27% on these swaps. These agreements are designated as either net investment hedges or cash flow hedges for accounting purposes and will mature between August 10, 2026 and November 3, 2028.
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
For the three months ended July 31, 2024 and 2023, gains recorded in interest expense, net under the cross currency swap agreements were $1.5 million and $1.2 million, respectively. For the nine months ended July 31, 2024 and 2023, gains recorded in interest expense, net under the cross currency swap agreements were $5.0 million and $3.8 million, respectively.
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
For the nine months ended July 31, 2024 and July 31, 2023, income tax expense was $15.0 million and $107.9 million, respectively. The $92.9 million net decrease in income tax expense was primarily attributable to the following:
•A $48.1 million decrease related to the recognition of deferred tax assets from onshoring certain non-U.S. intangible property;
•A $38.0 million decrease related to changes in the mix of earnings among tax jurisdictions, including jurisdictions for which valuation allowances have been recorded, as well as the timing of recognition of the related tax expense under ASC 740-270;
•An $8.3 million decrease related to prior year tax returns and audits;
•A $0.7 million increase related to nondeductible goodwill, which reflects the difference in nondeductible goodwill associated with the Delta Divestiture in comparison to the Tama Divestiture; and
•A $0.8 million increase related to other miscellaneous items.
NOTE 8 — POST RETIREMENT BENEFIT PLANS
The components of net periodic pension cost include the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2024	2023	2024	2023
Service cost	$1.7	$2.0	$5.1	$6.0
Interest cost	8.6	8.8	25.9	26.2
Expected return on plan assets	(10.8)	(9.8)	(32.3)	(29.2)
Amortization of prior service benefit	—	(0.1)	(0.2)	(0.3)
Recognized net actuarial gain	(0.2)	(0.5)	(0.7)	(1.6)
Net periodic pension (benefit) cost	$(0.7)	$0.4	$(2.2)	$1.1
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

Table of Content
Environmental Reserves
As of July 31, 2024, and October 31, 2023, the Company’s environmental reserves were $19.1 million and $17.3 million, respectively (including $9.8 million for the Diamond Alkali Superfund Site in the New Jersey). These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. It is possible that there could be resolution of uncertainties in the future that would require the Company to record charges that could be material to future earnings.
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
The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding
         *Diluted Class B EPS calculation is identical to Basic Class B calculation

Table of Content
The following table provides EPS information for each period, respectively:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2024	2023	2024	2023
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$87.1	$90.3	$198.7	$291.4
Cash dividends	(30.1)	(28.8)	(89.8)	(86.7)
Undistributed earnings attributable to Greif, Inc.	$57.0	$61.5	$108.9	$204.7
The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.
The following table summarizes the shares of the Company’s Class A and Class B Common Stock as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
July 31, 2024
Class A Common Stock	128,000,000	42,281,920	25,847,868	16,434,052
Class B Common Stock	69,120,000	34,560,000	21,331,127	13,228,873

October 31, 2023
Class A Common Stock	128,000,000	42,281,920	25,474,254	16,807,666
Class B Common Stock	69,120,000	34,560,000	21,331,127	13,228,873
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
Class A Common Stock:
Basic shares	25,821,732	25,473,454	25,718,597	25,632,486
Assumed conversion of restricted shares	277,825	520,818	162,996	356,605
Diluted shares	26,099,557	25,994,272	25,881,593	25,989,091
Class B Common Stock:
Basic and diluted shares	21,331,127	21,339,943	21,331,127	21,519,665
NOTE 11 — COMPREHENSIVE INCOME (LOSS)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the nine months ended July 31, 2024:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2023	$(317.7)	$71.7	$(70.5)	$(316.5)
Other comprehensive income (loss)	14.8	(35.5)	(4.3)	(25.0)
Balance as of July 31, 2024	$(302.9)	$36.2	$(74.8)	$(341.5)

Table of Content
The following table provides the rollforward of accumulated other comprehensive income (loss) for the nine months ended July 31, 2023:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2022	$(316.5)	$72.8	$(58.6)	$(302.3)
Other comprehensive income (loss)	44.5	(13.5)	(5.4)	25.6
Balance as of July 31, 2023	$(272.0)	$59.3	$(64.0)	$(276.7)
The components of accumulated other comprehensive income (loss) above are presented net of tax, as applicable.
NOTE 12 — BUSINESS SEGMENT INFORMATION
The Company has seven operating segments, which are aggregated into three reportable business segments: Global Industrial Packaging; Paper Packaging & Services; and Land Management.
The Company’s reportable business segments offer different products and services. The accounting policies of the reportable business segments are substantially the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies” note in the 2023 Form 10-K.
On March 26, 2024, the Company completed the Ipackchem Acquisition. Ipackchem is a global market leader in the production of high performance plastic packaging, including premium barrier and non-barrier jerrycans and other small plastic containers, which complement the Company’s Global Industrial Packaging specialty portfolio. The results of Ipackchem are recorded within the Global Industrial Packaging segment.
The following tables present net sales disaggregated by geographic area for each reportable segment for the three and nine months ended July 31, 2024:

	Three Months Ended July 31, 2024
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$298.2	$381.3	$166.5	$846.0
Paper Packaging & Services	592.4	—	11.2	603.6
Land Management	4.6	—	—	4.6
Total net sales	$895.2	$381.3	$177.7	$1,454.2

	Nine Months Ended July 31, 2024
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$853.5	$1,031.4	$452.5	$2,337.4
Paper Packaging & Services	1,648.4	—	30.6	1,679.0
Land Management	14.6	—	—	14.6
Total net sales	$2,516.5	$1,031.4	$483.1	$4,031.0

Table of Content
The following tables present net sales disaggregated by geographic area for each reportable segment for the three and nine months ended July 31, 2023:

	Three Months Ended July 31, 2023
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$277.3	$349.2	$135.3	$761.8
Paper Packaging & Services	552.6	—	11.3	563.9
Land Management	4.6	—	—	4.6
Total net sales	$834.5	$349.2	$146.6	$1,330.3

	Nine Months Ended July 31, 2023
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$818.7	$1,002.1	$395.0	$2,215.8
Paper Packaging & Services	1,647.6	—	31.3	1,678.9
Land Management	15.5	—	—	15.5
Total net sales	$2,481.8	$1,002.1	$426.3	$3,910.2
The following segment information is presented for the periods indicated:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2024	2023	2024	2023
Operating profit:
Global Industrial Packaging	$131.8	$102.0	$266.1	$259.2
Paper Packaging & Services	37.5	52.1	66.9	228.8
Land Management	1.7	1.5	5.0	5.1
Total operating profit	$171.0	$155.6	$338.0	$493.1

Depreciation, depletion and amortization expense:
Global Industrial Packaging	$32.8	$24.9	$89.3	$69.5
Paper Packaging & Services	33.9	32.4	102.5	98.3
Land Management	0.4	0.4	1.6	1.6
Total depreciation, depletion and amortization expense	$67.1	$57.7	$193.4	$169.4

Table of Content
The following table presents total assets by segment and total properties, plants and equipment, net by geographic area:

(in millions)	July 31, 2024	October 31, 2023
Assets:
Global Industrial Packaging	$3,541.3	$2,737.5
Paper Packaging & Services	2,615.9	2,541.1
Land Management	255.0	253.2
Total segments	6,412.2	5,531.8
Corporate and other	422.7	429.0
Total assets	$6,834.9	$5,960.8

Property, plant and equipment, net and lease right-of-use assets:
United States	$1,467.3	$1,468.6
Europe, Middle East and Africa	378.6	311.9
Asia Pacific and other Americas	145.8	102.9
Total long-lived assets, net	$1,991.7	$1,883.4

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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for the interim condensed consolidated balance sheet as of July 31, 2024 and the condensed consolidated balance sheet as of October 31, 2023, and for the interim condensed consolidated statements of income for the three and nine months ended July 31, 2024 and 2023. This discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023 (the “2023 Form 10-K”). Readers are encouraged to review the entire 2023 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
On December 5, 2023, the Company's Board of Directors adopted an amendment to Article VI, Section 6.8 of the Company's Third Amended and Restated By-Laws that will enact a new fiscal year of the Company ending September 30, with the first such fiscal year ending September 30, 2025.
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
Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, whether expressed in or implied by the statements. Such risks and uncertainties that might cause a difference include, but are not limited to, the following: (i) historically, our business has been sensitive to changes in general economic or business conditions, (ii) our global operations subject us to political risks, instability and currency exchange that could adversely affect our results of operations, (iii) the current and future challenging global economy and disruption and volatility of the financial and credit markets may adversely affect our business, (iv) the continuing consolidation of our customer base and suppliers may intensify pricing pressure, (v) we operate in highly competitive industries, (vi) our business is sensitive to changes in industry demands and customer preferences, (vii) raw material shortages, price fluctuations, global supply chain disruptions and high inflation may adversely impact our results of operations, (viii) energy and transportation price fluctuations and shortages may adversely impact our manufacturing operations and costs, (ix) we may encounter difficulties or liabilities arising from acquisitions or divestitures, (x) we may incur additional rationalization costs and there is no guarantee that our efforts to reduce costs will be successful, (xi) several operations are conducted by joint ventures that we cannot operate solely for our benefit, (xii) certain of the agreements that govern our joint ventures provide our partners with put or call options, (xiii) our ability to attract, develop and retain talented and qualified employees, managers and executives is critical to our success, (xiv) our business may be adversely impacted by work stoppages and other labor relations matters, (xv) we may be subject to losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage and general insurance premium and deductible increases, (xvi) our business depends on the uninterrupted operations of our facilities, systems and business functions, including our information technology and other business systems, (xvii) a cyber-attach, security breach of customer, employee, supplier or our information and data privacy risks and costs of compliance with new regulations may have a material adverse effect on our business, financial condition, results of operations and cash flows, (xviii) we could be subject to changes to our tax rates, the adoption of new U.S. or foreign tax legislation or exposure to additional tax liabilities, (xix) we have a significant amount of goodwill and long-lived assets which, if impaired in the future, would adversely impact our results of operations, (xx) changing climate, global climate change regulations and greenhouse gas effects may adversely affect our operations and financial performance, (xxi) we may be unable to achieve our greenhouse gas emission reduction targets by 2030, (xxii) legislation/regulation related to environmental and health and safety

Table of Content
matters could negatively impact our operations and financial performance, (xxiii) product liability claims and other legal proceedings could adversely affect our operations and financial performance, and (xxiv) we may incur fines or penalties, damage to our reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws.
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
BUSINESS SEGMENTS
We operate in three reportable business segments: Global Industrial Packaging; Paper Packaging & Services; and Land Management.
In the Global Industrial Packaging reportable segment, we are a leading global producer of industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, jerrycans and other small plastics, closure systems for industrial packaging products, transit protection products, water bottles and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, logistics, warehousing and other packaging services. We sell our industrial packaging products on a global basis to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agriculture, pharmaceutical and minerals, among others.
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
In the Land Management reportable segment, we are focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land and development land. As of July 31, 2024, we owned approximately 176,000 acres of timber property in the southeastern United States, which includes 7,100 acres of special use land.
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

Table of Content
Business Combinations
We acquired Ipackchem Group SAS (“Ipackchem”) on March 26, 2024 (the “Ipackchem Acquisition”). Ipackchem is a global market leader in the production of high-performance plastic packaging, including premium barrier and non-barrier jerrycans and small plastic containers, and this acquisition expanded our Global Industrial Packaging segment portfolio. Ipackchem’s results of operations have been included in our financial results for the period subsequent to its acquisition date.
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
RESULTS OF OPERATIONS
The following comparative information is presented for the three and nine months ended July 31, 2024 and 2023. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.
Items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A — Risk Factors, of the 2023 Form 10-K. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.
The non-GAAP financial measures of EBITDA and Adjusted EBITDA are used throughout the following discussion of our results of operations, both for our consolidated and segment results. For our consolidated results, EBITDA is defined as net income, plus interest expense, net, plus income tax (benefit) expense, plus depreciation, depletion and amortization, and Adjusted EBITDA is defined as EBITDA plus acquisition and integration related costs, plus restructuring charges, plus non-cash asset impairment charges, plus (gain) loss on disposal of properties, plants and equipment, net, plus (gain) loss on disposal of businesses, net, plus fiscal year-end change costs. Since we do not calculate net income by reportable segment, EBITDA and Adjusted EBITDA by reportable segment are reconciled to operating profit by reportable segment. In that case, EBITDA is defined as operating profit by reportable segment less other (income) expense, net, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization expense for that reportable segment, and Adjusted EBITDA is defined as EBITDA plus acquisition and integration related costs, plus restructuring charges, plus non-cash asset impairment charges, plus (gain) loss on disposal of properties, plants and equipment, net, plus (gain) loss on disposal of businesses, net, plus fiscal year-end change costs, for that reportable segment.
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

Table of Content
Third Quarter Results
The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our business segments for the three months ended July 31, 2024 and 2023:

	Three Months Ended July 31,
(in millions)	2024	2023
Net sales:
Global Industrial Packaging	$846.0	$761.8
Paper Packaging & Services	603.6	563.9
Land Management	4.6	4.6
Total net sales	$1,454.2	$1,330.3
Operating profit:
Global Industrial Packaging	$131.8	$102.0
Paper Packaging & Services	37.5	52.1
Land Management	1.7	1.5
Total operating profit	$171.0	$155.6
EBITDA:
Global Industrial Packaging	$164.3	$123.8
Paper Packaging & Services	71.8	85.1
Land Management	2.1	1.9
Total EBITDA	$238.2	$210.8
Adjusted EBITDA:
Global Industrial Packaging	$122.3	$126.5
Paper Packaging & Services	69.4	98.1
Land Management	2.0	1.9
Total Adjusted EBITDA	$193.7	$226.5

Table of Content
The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the three months ended July 31, 2024 and 2023:

	Three Months Ended July 31,
(in millions)	2024	2023
Net income	$93.6	$96.7
Plus: interest expense, net	41.3	25.3
Plus: income tax expense	36.2	31.1
Plus: depreciation, depletion and amortization expense	67.1	57.7
EBITDA	$238.2	$210.8
Net income	$93.6	$96.7
Plus: interest expense, net	41.3	25.3
Plus: other expense, net	0.8	3.4
Plus: income tax expense	36.2	31.1
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.9)	(0.9)
Operating profit	171.0	155.6
Less: other expense, net	0.8	3.4
Less: equity earnings of unconsolidated affiliates, net of tax	(0.9)	(0.9)
Plus: depreciation, depletion and amortization expense	67.1	57.7
EBITDA	238.2	210.8
Plus: acquisition and integration related costs	2.0	3.4
Plus: restructuring charges	2.7	8.7
Plus: non-cash asset impairment charges	0.2	1.6
Plus: (gain) loss on disposal of properties, plants and equipment, net	(3.4)	1.7
Plus: (gain) loss on disposal of businesses, net	(46.1)	0.3
Plus: fiscal year-end change costs	0.1	—
Adjusted EBITDA	$193.7	$226.5

Table of Content
The following table sets forth EBITDA and Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the three months ended July 31, 2024 and 2023:

	Three Months Ended July 31,
(in millions)	2024	2023
Global Industrial Packaging
Operating profit	$131.8	$102.0
Less: other expense, net	1.2	4.0
Less: equity earnings of unconsolidated affiliates, net of tax	(0.9)	(0.9)
Plus: depreciation and amortization expense	32.8	24.9
EBITDA	164.3	123.8
Plus: acquisition and integration related costs	2.0	1.3
Plus: restructuring charges	1.9	1.3
Plus: non-cash asset impairment charges	0.1	—
Plus: loss on disposal of properties, plants and equipment, net	—	0.1
Plus: gain on disposal of businesses, net	(46.1)	—
Plus: fiscal year-end change costs	0.1	—
Adjusted EBITDA	$122.3	$126.5
Paper Packaging & Services
Operating profit	$37.5	$52.1
Less: other income, net	(0.4)	(0.6)
Plus: depreciation and amortization expense	33.9	32.4
EBITDA	71.8	85.1
Plus: acquisition and integration related costs	—	2.1
Plus: restructuring charges	0.8	7.4
Plus: non-cash asset impairment charges	0.1	1.6
Plus: (gain) loss on disposal of properties, plants and equipment, net	(3.3)	1.6
Plus: loss on disposal of businesses, net	—	0.3
Adjusted EBITDA	$69.4	$98.1
Land Management
Operating profit	$1.7	$1.5
Plus: depreciation and depletion expense	0.4	0.4
EBITDA	2.1	1.9
Plus: gain on disposal of properties, plants and equipment, net	(0.1)	—
Adjusted EBITDA	$2.0	$1.9
Net Sales
Net sales were $1,454.2 million for the third quarter of 2024 compared with $1,330.3 million for the third quarter of 2023. The $123.9 million increase was primarily due to higher average selling prices and higher volumes across the Global Industrial Packaging segment and the Paper Packaging & Services segment, respectively, and contributions from recent acquisitions. See the “Segment Review” below for additional information on net sales by segment.
Gross Profit
Gross profit was $290.4 million for the third quarter of 2024 compared with $307.0 million for the third quarter of 2023. The $16.6 million decrease was primarily due to higher raw material, transportation and manufacturing costs, partially offset by the same factors that impacted net sales. See the “Segment Review” below for additional information on gross profit by segment. Gross profit margin was 20.0 percent and 23.1 percent for the third quarter of 2024 and 2023, respectively.

Table of Content
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $164.0 million for the third quarter of 2024 compared with $135.7 million for the third quarter of 2023. The $28.3 million increase was primarily related to higher compensation expenses, costs incurred for strategic investments and amortization expenses due to recent acquisitions. SG&A expenses were 11.3 percent and 10.2 percent of net sales for the third quarter of 2024 and 2023, respectively.
Financial Measures
Operating profit was $171.0 million for the third quarter of 2024 compared with $155.6 million for the third quarter of 2023. Net income was $93.6 million for the third quarter of 2024 compared with $96.7 million for the third quarter of 2023. Adjusted EBITDA was $193.7 million for the third quarter of 2024 compared with $226.5 million for the third quarter of 2023. The reasons for the changes in operating profit, net income, and Adjusted EBITDA for each segment are described below in the “Segment Review.”
Trends
We anticipate the mixed demand trends experienced during our third quarter to continue through our fiscal year end. While volumes have improved on a year-over-year basis, we believe that customer sentiment remains mixed and end market demand choppy depending on the region and product group.
We anticipate costs for steel, resin, old corrugated containers, as well as labor, transportation and utilities, to be relatively stable through the rest of the year.
Segment Review
Global Industrial Packaging
Our Global Industrial Packaging segment offers a comprehensive line of industrial packaging products, such as steel, fibre, and plastic drums, rigid intermediate bulk containers, jerrycans and other small plastics, closure systems for industrial packaging products, transit protection products, water bottles, and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, logistics, warehousing, and other packaging services. Key factors influencing profitability in the Global Industrial Packaging segment are:
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
Net sales were $846.0 million for the third quarter of 2024 compared with $761.8 million for the third quarter of 2023. The $84.2 million increase was primarily due to higher average selling prices, higher volumes and contributions from recent acquisitions, partially offset by negative foreign currency translation impacts.
Gross profit was $185.6 million for the third quarter of 2024 compared with $176.8 million for the third quarter of 2023. The $8.8 million increase in gross profit was primarily due to the same factors that impacted net sales, partially offset by higher raw material, transportation and manufacturing costs. Gross profit margin was 21.9 percent and 23.2 percent for the third quarter of 2024 and 2023, respectively.
Operating profit was $131.8 million for the third quarter of 2024 compared with operating profit of $102.0 million for the third quarter of 2023. The $29.8 million increase was primarily due to the same factors that impacted gross profit and a $46.1 million gain from the divestiture of Delta Petroleum Company, Inc. (the “Delta Divestiture”) during the third quarter of 2024, partially offset by higher SG&A expenses related to higher compensation expenses and costs incurred for strategic investments. Adjusted EBITDA was $122.3 million for the third quarter of 2024 compared with $126.5 million for the third quarter of 2023.

Table of Content
The $4.2 million decrease in Adjusted EBITDA was primarily due to higher SG&A expenses related to higher compensation expenses, costs incurred for strategic investments, partially offset by the same factors that impacted gross profit.
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
Net sales were $603.6 million for the third quarter of 2024 compared with $563.9 million for the third quarter of 2023. The $39.7 million increase was primarily due to higher average selling prices, higher volumes and contributions from recent acquisitions.
Gross profit was $102.5 million for the third quarter of 2024 compared with $128.1 million for the third quarter of 2023. The $25.6 million decrease in gross profit was primarily due to higher raw material, transportation and manufacturing costs, partially offset by the same factors that impacted net sales. Gross profit margin was 17.0 percent and 22.7 percent for the third quarter of 2024 and 2023, respectively.
Operating profit was $37.5 million for the third quarter of 2024 compared with $52.1 million for the third quarter of 2023. The $14.6 million decrease was primarily due to the same factors that impacted gross profit and higher SG&A expenses related to higher incentive expenses and costs incurred for strategic investments, partially offset by lower restructuring charges and higher gains on disposal of properties, plants and equipment, net. Adjusted EBITDA was $69.4 million for the third quarter of 2024 compared with $98.1 million for the third quarter of 2023. The $28.7 million decrease in Adjusted EBITDA was primarily due to the same factors that impacted gross profit.
Land Management
As of July 31, 2024, our Land Management segment consisted of approximately 176,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management segment are:
•Planned level of timber sales;
•Selling prices and customer demand;
•Gains on timberland sales; and
•Gains on the disposal of development, surplus, and HBU properties (“special use property”).
Net sales were $4.6 million for the third quarter of 2024 compared with $4.6 million for the third quarter of 2023.
Gross profit was $2.3 million for the third quarter of 2024 compared with $2.1 million for the third quarter of 2023.
Operating profit was $1.7 million for the third quarter of 2024 compared with $1.5 million for the third quarter of 2023. Adjusted EBITDA was $2.0 million and $1.9 million for the third quarter of 2024 and 2023.

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
As of July 31, 2024, we had approximately 7,100 acres of special use property in the United States.
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
Income tax expense for the third quarter of 2024 was $36.2 million on $128.9 million of pretax income, and income tax expense for the third quarter of 2023 was $31.1 million on $126.9 million of pretax income. The $5.1 million net increase in income tax expense was primarily attributable to the following:
•A $6.3 million increase related to nondeductible goodwill associated with the Delta Divestiture;
•A $1.0 million increase related to changes in tax expense related to prior year tax returns;
•A $0.7 million increase related to other miscellaneous items; and
•A $2.9 million decrease related to changes in the mix of earnings among tax jurisdictions, including jurisdictions for which valuation allowances have been recorded, as well as the timing of recognition of the related tax expense under ASC 740-270.
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
The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from zero to $6.3 million. Actual results may differ materially from this estimate.
The Organization for Economic Co-operation and Development proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon in principle by over 140 countries. During 2023, many countries began to incorporate Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2. Accordingly, we still are evaluating the potential long-term impacts of Pillar 2 on our

Table of Content
financial position, results of operations, cash flow and disclosures. Pillar 2 will be effective for us as of the first quarter of its fiscal year beginning November 1, 2024.

Table of Content
Year-to-Date Results
The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our business segments for the nine months ended July 31, 2024 and 2023:

	Nine Months Ended July 31,
(in millions)	2024	2023
Net sales:
Global Industrial Packaging	$2,337.4	$2,215.8
Paper Packaging & Services	1,679.0	1,678.9
Land Management	14.6	15.5
Total net sales	$4,031.0	$3,910.2
Operating profit:
Global Industrial Packaging	$266.1	$259.2
Paper Packaging & Services	66.9	228.8
Land Management	5.0	5.1
Total operating profit	$338.0	$493.1
EBITDA:
Global Industrial Packaging	$346.8	$319.5
Paper Packaging & Services	170.6	328.4
Land Management	6.6	6.7
Total EBITDA	$524.0	$654.6
Adjusted EBITDA:
Global Industrial Packaging	$311.5	$319.5
Paper Packaging & Services	173.9	293.7
Land Management	6.2	6.4
Total Adjusted EBITDA	$491.6	$619.6

Table of Content
The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the nine months ended July 31, 2024 and 2023:

	Nine Months Ended July 31,
(in millions)	2024	2023
Net income	$219.9	$305.8
Plus: interest expense, net	95.7	71.5
Plus: income tax expense	15.0	107.9
Plus: depreciation, depletion and amortization expense	193.4	169.4
EBITDA	$524.0	$654.6
Net income	$219.9	$305.8
Plus: interest expense, net	95.7	71.5
Plus: other expense, net	9.5	9.6
Plus: income tax expense	15.0	107.9
Plus: equity earnings of unconsolidated affiliates, net of tax	(2.1)	(1.7)
Operating profit	338.0	493.1
Less: other expense, net	9.5	9.6
Less: equity earnings of unconsolidated affiliates, net of tax	(2.1)	(1.7)
Plus: depreciation, depletion and amortization expense	193.4	169.4
EBITDA	$524.0	$654.6
Plus: acquisition and integration related costs	16.1	15.5
Plus: restructuring charges	1.6	13.5
Plus: non-cash asset impairment charges	1.9	3.4
Plus: gain on disposal of properties, plants and equipment, net	(6.4)	(3.3)
Plus: gain on disposal of businesses, net	(46.1)	(64.1)
Plus: fiscal year-end change costs	0.5	—
Adjusted EBITDA	$491.6	$619.6

Table of Content
The following table sets forth EBITDA and Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the nine months ended July 31, 2024 and 2023:

	Nine Months Ended July 31,
(in millions)	2024	2023
Global Industrial Packaging
Operating profit	$266.1	$259.2
Less: other expense, net	10.7	10.9
Less: equity earnings of unconsolidated affiliates, net of tax	(2.1)	(1.7)
Plus: depreciation and amortization expense	89.3	69.5
EBITDA	$346.8	$319.5
Plus: acquisition and integration related costs	16.1	8.8
Plus: restructuring charges	(5.8)	4.2
Plus: non-cash impairment charges	0.5	1.5
Plus: gain on disposal of properties, plants and equipment, net	(0.3)	(4.6)
Plus: gain on disposal of businesses, net	(46.1)	(9.9)
Plus: fiscal year-end change costs	0.3	—
Adjusted EBITDA	$311.5	$319.5
Paper Packaging & Services
Operating profit	$66.9	$228.8
Less: other income, net	(1.2)	(1.3)
Plus: depreciation and amortization expense	102.5	98.3
EBITDA	$170.6	$328.4
Plus: acquisition and integration related costs	—	6.7
Plus: restructuring charges	7.4	9.3
Plus: non-cash impairment charges	1.4	1.9
Plus: (gain) loss on disposal of properties, plants and equipment, net	(5.7)	1.6
Plus: gain on disposal of businesses, net	—	(54.2)
Plus: fiscal year-end change costs	0.2	—
Adjusted EBITDA	$173.9	$293.7
Land Management
Operating profit	$5.0	$5.1
Plus: depreciation and depletion expense	1.6	1.6
EBITDA	$6.6	$6.7
Plus: gain on disposal of properties, plants and equipment, net	(0.4)	(0.3)
Adjusted EBITDA	$6.2	$6.4
Net Sales
Net sales were $4,031.0 million for the first nine months of 2024 compared with $3,910.2 million for the first nine months of 2023. The $120.8 million increase was primarily due to higher average selling prices and higher volumes across the Global Industrial Packaging segment, higher volumes across the Paper Packaging & Services segment, and contributions from recent acquisitions, partially offset by lower average selling prices across the Paper Packaging & Services segment. See the “Segment Review” below for additional information on net sales by segment.
Gross Profit
Gross profit was $782.1 million for the first nine months of 2024 compared with $870.4 million for the first nine months of 2023. The $88.3 million decrease was primarily due to higher raw material, transportation and manufacturing costs, partially offset by the same factors that impacted net sales. See “Segment Review” below for additional information on gross profit by segment. Gross profit margin was 19.4 percent and 22.3 percent for first nine months of 2024 and 2023, respectively.

Table of Content
Selling, General and Administrative Expenses
SG&A expenses were $477.0 million for the first nine months of 2024 compared with $412.3 million for the first nine months of 2023. The $64.7 million increase in SG&A expenses was primarily related to higher compensation expenses, costs incurred for strategic investments and amortization expenses due to recent acquisitions. SG&A expenses were 11.8 percent and 10.5 percent of net sales for first nine months of 2024 and 2023, respectively.
Financial Measures
Operating profit was $338.0 million for the first nine months of 2024 compared with $493.1 million for the first nine months of 2023. Net income was $219.9 million for the first nine months of 2024 compared with $305.8 million for the first nine months of 2023. Adjusted EBITDA was $491.6 million for the first nine months of 2024 compared with $619.6 million for the first nine months of 2023. The reasons for the changes in operating profit, net income, and Adjusted EBITDA for each segment are described below in the “Segment Review.”
Segment Review
Global Industrial Packaging
Net sales were $2,337.4 million for the first nine months of 2024 compared with $2,215.8 million for the first nine months of 2023. The $121.6 million increase in net sales was primarily due to higher average selling prices, higher volumes and contributions from recent acquisitions, partially offset by negative foreign currency translation impacts.
Gross profit was $502.4 million for the first nine months of 2024 compared with $480.0 million for the first nine months of 2023. The $22.4 million increase in gross profit was primarily due to the same factors that impacted net sales, partially offset by higher raw material, transportation and manufacturing costs. Gross profit margin was 21.5 percent and 21.7 percent for the first nine months of 2024 and 2023, respectively.
Operating profit was $266.1 million for the first nine months of 2024 compared with $259.2 million for the first nine months of 2023. The $6.9 million increase in operating profit was primarily due to the same factors that impacted gross profit and a $46.1 million gain from the Delta Divestiture during the third quarter of 2024, partially offset by higher SG&A expenses related to higher compensation expenses, costs incurred for strategic investments and amortization expenses from recent acquisitions and a $9.8 million gain recognized during the second quarter of 2023 related to our previously held minority ownership interest in Centurion. Adjusted EBITDA was $311.5 million for the first nine months of 2024 compared with $319.5 million for the first nine months of 2023. The $8.0 million decrease in Adjusted EBITDA was primarily due to higher SG&A expenses related to higher compensation expenses and costs incurred for strategic investments, partially offset by the same factors that impacted gross profit.
Paper Packaging & Services
Net sales were $1,679.0 million for the first nine months of 2024 compared with $1,678.9 million for the first nine months of 2023.
Gross profit was $272.9 million for the first nine months of 2024 compared with $383.7 million for the first nine months of 2023. The $110.8 million decrease in gross profit was primarily due to higher raw material, transportation and manufacturing costs. Gross profit margin was 16.3 percent and 22.9 percent for the first nine months of 2024 and 2023, respectively.
Operating profit was $66.9 million for the first nine months of 2024 compared with $228.8 million for the first nine months of 2023. The $161.9 million decrease in operating profit was primarily due to the same factors that impacted gross profit, a $54.6 million gain from the divestiture of Tama Paperboard, LLC (the “Tama Divestiture”) during the first quarter of 2023 and higher SG&A expenses related to higher compensation expenses, costs incurred for strategic investments and amortization expenses from recent acquisitions. Adjusted EBITDA was $173.9 million for the first nine months of 2024 compared with $293.7 million for the first nine months of 2023. The $119.8 million decrease in Adjusted EBITDA was primarily due to the same factors that impacted gross profit and higher SG&A expenses related to higher compensation expenses and costs incurred for strategic investments.
Land Management
Net sales were $14.6 million for the first nine months of 2024 compared with $15.5 million for the first nine months of 2023.
Gross profit was $6.8 million for the first nine months of 2024 compared with $6.7 million for the first nine months of 2023.

Table of Content
Operating profit was $5.0 million for the first nine months of 2024 compared with $5.1 million for the first nine months of 2023. Adjusted EBITDA was $6.2 million and $6.4 million for the first nine months of 2024 and 2023, respectively.
Income tax expense
Income tax expense for the first nine months of 2024 was $15.0 million on $232.8 million of pretax income, and income tax expense for the first nine months of 2023 was $107.9 million on $412.0 million of pretax income. The $92.9 million net decrease in income tax expense was primarily attributable to the following:
•A $48.1 million decrease related to the recognition of deferred tax assets from onshoring certain non-U.S. intangible property;
•A $38.0 million decrease related to changes in the mix of earnings among tax jurisdictions, including jurisdictions for which valuation allowances have been recorded, as well as the timing of recognition of the related tax expense under ASC 740-270;
•An $8.3 million decrease related to prior year tax returns and audits;
•A $0.7 million increase related to nondeductible goodwill, which reflects the difference in nondeductible goodwill associated with the Delta Divestiture in comparison to the Tama Divestiture; and
•A $0.8 million increase related to other miscellaneous items.
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
Cash Flow

Nine Months Ended July 31, (in millions)	2024	2023
Net cash provided by operating activities	$168.8	$446.0
Net cash used in investing activities	(703.8)	(496.7)
Net cash provided by financing activities	541.7	62.0
Effects of exchange rates on cash	6.6	(0.7)
Net increase in cash and cash equivalents	13.3	10.6
Cash and cash equivalents at beginning of year	180.9	147.1
Cash and cash equivalents at end of period	$194.2	$157.7
Operating Activities
During the first nine months of 2024 and 2023, cash (used in) provided by change in accounts receivable was $(82.0) million and $109.5 million, respectively. The unfavorable change in accounts receivable levels was primarily due to an increase in net sales.
During the first nine months of 2024 and 2023, cash (used in) provided by change in inventories was $(46.4) million and $49.9 million, respectively. The unfavorable change in inventories was primarily due to increases in raw material prices and purchases to meet demand.
During the first nine months of 2024 and 2023, cash (used in) provided by change in accounts payable was $26.1 million and $(65.6) million, respectively. The favorable change in accounts payable levels was primarily due to increase in raw material prices and purchases to meet demand.
Investing Activities
During the first nine months of 2024 and 2023, we invested $141.4 million and $136.4 million, respectively, of cash in capital expenditures.

Table of Content
During the first nine months of 2024, we paid $567.6 million for the purchases of business, net of cash acquired, primarily for the Ipackchem Acquisition. During the first nine months of 2023, we paid $447.5 million for purchases of businesses, net of cash acquired, primarily for the Lee Container Acquisition and the Centurion Acquisition.
During the first nine months of 2023, we received $105.3 million of cash from sale of businesses, primarily from the Tama Divestiture.
Financing Activities
During the first nine months of 2024 and 2023, we paid cash dividends to our stockholders in the amount of $89.8 million and $86.7 million, respectively. During the first nine months of 2024 and 2023, we borrowed $635.6 million and $274.9 million of long-term debt, net of payments, respectively. During the first nine months of 2023, we paid $63.9 million to repurchase Class A Common Stock through an accelerated share repurchase agreement and to repurchase Class A and Class B Common Stock through open market purchases.
Financial Obligations
Borrowing Arrangements
Long-term debt is summarized as follows:

(in millions)	July 31, 2024	October 31, 2023
2022 Credit Agreement - Term Loans	$1,729.6	$1,493.8
2023 Credit Agreement - Term Loan	290.6	296.3
Accounts receivable credit facilities	389.4	351.0
2022 Credit Agreement - Revolving Credit Facility	483.8	77.3
Other debt	3.6	—
	2,897.0	2,218.4
Less: current portion	95.8	88.3
Less: deferred financing costs	7.8	8.7
Long-term debt, net	$2,793.4	$2,121.4
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
Interest is based on Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on our leverage ratio. Subject to the terms of the 2022 Credit Agreement, we have an option to add borrowings to the 2022 Credit Agreement with the agreement of the lenders. As of July 31, 2024, we had $316.2 million of available borrowing capacity under the $800.0 million secured revolving credit facility.
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
The 2022 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness (less the aggregate amount of our unrestricted cash and cash equivalents), to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses), and plus or minus certain other items for the preceding twelve months (as used in this paragraph only “EBITDA”) to be greater than 4.50 to 1.00 through the quarter ending January 31, 2025, and thereafter 4.00 to 1.00; provided that such leverage ratio is subject to (i) a covenant step-up (as defined in the 2022 Credit Agreement) increase adjustment of 0.50 upon the consummation of, and the following three fiscal quarters after, certain specified acquisitions and (ii) a collateral release decrease adjustment of 0.25x during any collateral release period (as defined in the 2022 Credit Agreement). The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated EBITDA, to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve-month period. As of July 31, 2024, we were in compliance with the covenants and other agreements in the 2022 Credit Agreement.
2023 Credit Agreement
On May 17, 2023, we and Greif Packaging LLC, a direct wholly owned subsidiary of Greif, Inc., entered into a $300.0 million senior secured credit agreement (the “2023 Credit Agreement”) with CoBank, ACB (“CoBank”), who acted as lender and is acting as administrative agent of the 2023 Credit Agreement. The 2023 Credit Agreement is permitted incremental equivalent debt under the terms of the 2022 Credit Agreement. The 2023 Credit Agreement provides for a $300.0 million secured term loan facility on a pari passu basis with the 2022 Credit Agreement, with quarterly principal installments that commenced on July 31, 2023 and will continue through January 31, 2028, with any outstanding principal balance of such term loan being due and payable on maturity on May 17, 2028. We used the borrowing under the 2023 Credit Agreement to repay and refinance a portion of the outstanding borrowings under the 2022 Credit Agreement. Interest accruing under the 2023 Credit Agreement is based on SOFR plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on our leverage ratio.
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
The 2023 Credit Agreement contains covenants, including financial covenants, substantially the same as the covenants in 2022 Credit Agreement, as described above, and a “most favored lender” provision related to the 2022 Credit Agreement. As of July 31, 2024, we were in compliance with the covenants and other agreements in the 2023 Credit Agreement.
United States Trade Accounts Receivable Credit Facility
We have a $300.0 million U.S. Receivables Financing Facility Agreement (the “U.S. RFA”). On May 17, 2024, the maturity date of the U.S. RFA was extended to May 16, 2025. As of July 31, 2024, there was a $291.6 million ($270.9 million as of October 31, 2023) outstanding balance under the U.S. RFA. The U.S. RFA also contains events of default and covenants that

Table of Content
are substantially the same as the covenants under the 2022 Credit Agreement. As of July 31, 2024, we were in compliance with these covenants. Proceeds of the U.S. RFA are available for working capital and general corporate purposes.
International Trade Accounts Receivable Credit Facility
We have a €100.0 million ($108.2 million as of July 31, 2024) European Receivables Financing Agreement (the “European RFA”). On April 19, 2024, the maturity date of the European RFA was extended to April 22, 2025. As of July 31, 2024, $97.8 million ($80.1 million as of October 31, 2023) was outstanding on the European RFA. As of July 31, 2024, we were in compliance with covenants contained in the European RFA. Proceeds of the European RFA are available for working capital and general corporate purposes.
See Note 4 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional disclosures regarding our financial obligations.
Financial Instruments
Interest Rate Derivatives
As of July 31, 2024, we have various interest rate swaps with a total notional amount of $1,400.0 million ($1,300.0 million as of October 31, 2023), amortizing down over the term, in which we receive variable interest rate payments based on SOFR and in return are obligated to pay interest at a weighted average fixed interest rate of 2.97%, plus a spread. These derivatives are designated as cash flow hedges for accounting purposes and will mature between March 1, 2027 and July 16, 2029.
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
As of July 31, 2024, and October 31, 2023, we had outstanding foreign currency forward contracts in the notional amount of $101.5 million, and $66.0 million, respectively.
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GREIF, INC.
(Registrant)

Date: August 29, 2024	/s/ LAWRENCE A. HILSHEIMER
Lawrence A. Hilsheimer
Executive Vice President and Chief Financial Officer