Form 10-K
period 2024-10-31
GREIF, INC
filed 2024-12-23
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was as follows:
Non-voting common equity (Class A Common Stock)      $1,531,694,805
Voting common equity (Class B Common Stock)          $293,823,122
The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 18, 2024, was as follows:
Class A Common Stock                     25,850,270 shares
Class B Common Stock                    21,331,127 shares
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
    1. The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on February 24, 2025 (the “2025 Proxy Statement”), portions of which are incorporated by reference into Parts II and III of this Form 10-K. The 2025 Proxy Statement will be filed within 120 days of October 31, 2024.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
All statements, other than statements of historical facts, included in this Annual Report on Form 10-K of Greif, Inc. and its subsidiaries for the fiscal year ended October 31, 2024 (this “Form 10-K”) or incorporated herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals, plans and objectives of management for future operations and initiatives, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “aspiration,” “objective,” “project,” “believe,” “continue,” “on track” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-K are based on information currently available to our management. Forward-looking statements speak only as of the date the statements were made. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of this Form 10-K. The risks described in this Form 10-K are not all inclusive, and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements made in this Form 10-K are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Index to Form 10-K Annual Report for the Fiscal Year ended October 31, 2024

PART I
ITEM 1. BUSINESS
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
Through the end of our 2024 fiscal year, our fiscal year began on November 1 and ended on October 31 of the following year. Any references in this Form 10-K to the years, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year, unless otherwise stated. However, we are changing our fiscal year end, effective for the 2025 fiscal year. Our 2025 fiscal year will begin on November 1, 2024 and end on September 30, 2025, and accordingly, will consist of eleven months. Our fourth fiscal quarter of 2025 will be the two month period ending September 30, 2025. Thereafter, our fiscal year will begin on October 1 and end on September 30 of the following year.
As used in this Form 10-K, the terms “Greif,” the “Company,” “we,” “us,” and “our” refer to Greif, Inc. and its subsidiaries.
Financial Information about Segments
For fiscal year 2024, we operated in seven operating segments, which are aggregated into three reportable segments: Global Industrial Packaging; Paper Packaging & Services; and Land Management. Information related to our reportable segments is included in Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
Beginning with our first quarter of 2025 we will operate in four operating segments and four reportable segments: Customized Polymer Solutions; Durable Metal Solutions; Sustainable Fiber Solutions; and Integrated Solutions.
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
In the Paper Packaging & Services reportable segment, we produce and sell containerboard, corrugated sheets, corrugated containers and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, automotive components, books and furniture, as well as numerous other applications. We also produce and sell coated recycled paperboard and uncoated recycled paperboard, some of which are used to produce and sell industrial products (tubes and cores, construction products and protective packaging), which ultimately serve both industrial and consumer markets. We produce and sell bulk and specialty partitions made from both containerboard and uncoated recycled board. In addition, we purchase and sell recycled fiber and produce and sell adhesives used in our paperboard products.
In the Land Management reportable segment, we are focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, HBU land and development land. As of October 31, 2024, we owned approximately 175,000 acres of timber properties in the southeastern United States.
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
In the global industrial packaging industry, we compete by offering a comprehensive line of products on a global basis. In the containerboard industry, we compete by concentrating on providing value-added, higher-margin corrugated products to niche markets. In our other paper packaging businesses, we compete by offering a comprehensive range of uncoated and coated paperboard products and diverse tube, core, partitions and other specialty products.
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
As to environmental matters, our operations are subject to extensive federal, state, local and international laws, regulations, rules and ordinances relating to pollution, the protection of the environment, the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials and numerous other environmental laws and regulations. In the ordinary course of business, we are subject to periodic environmental inspections and monitoring by various governmental agencies. In addition, certain of our production facilities require environmental permits that are subject to revocation, modification and renewal. As of the date of filing this Form 10-K, and based on current information, we believe that the probable costs of the remediation of company-owned property will not have a material adverse effect on our financial condition or results of operations. We believe that we have adequately reserved for our liability for these matters as of October 31, 2024.
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
See also Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information concerning environmental expenses and cash expenditures for the years ended October 31, 2024, 2023 and 2022, and our reserves for environmental liabilities as of October 31, 2024 and 2023.
Human Capital
Our Company’s values and culture are critical to our ability to attract, hire and retain talented employees for our global businesses. We seek to engage, develop and incentivize our employees to pursue our vision: “Be the best customer service company in the world.” We depend on our employees to provide differentiated customer service and create value for our customers through a solutions-based approach with the goal of earning our customers’ trust and loyalty. We work to accomplish this goal by looking to our purpose, “We create packaging solutions for life’s essentials,” vision and values set forth in “The Greif Way.”
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
Equity and Inclusion
In accordance with our values, we encourage our employees to embrace an inclusive culture of language, location and thought. Our success depends on maintaining a culture where every employee communicates with respect, candor and trust. We rely on the unique qualities and talents of our employees to help us achieve our Build to Last strategy. We strive to create an inclusive and equitable working environment as well as promoting equitable treatment within our workforce, including the support of multiple colleague-led resource groups, fostering an environment where our employees feel valued and appreciated for the distinct voice they bring to our Company. In addition, we strive to compensate our employees fairly and equitably and continue to monitor pay equity data and educate our managers to make objective compensation decisions in line with our Company’s compensation policies.

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
Other Information
As of October 31, 2024, our approximately 14,000 full-time employees were located in the following geographic regions: 57% in North America; 26% in Europe, Middle East and Africa; 9% in Asia Pacific; and 8% in Latin America. Our global workforce is 18% female and 82% male, with approximately 38% represented by labor unions.
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
Our customers generally consist of other manufacturers and suppliers who purchase industrial packaging products and containerboard and uncoated and coated recycled boxboard and related products for their own containment and shipping purposes. Because we supply a cross section of industries, including chemicals, lubricants, films, paints and pigments, food and beverage, personal care, fragrances, petroleum, industrial coatings, carpeting, agriculture, agrochemical, pharmaceuticals, mineral products, packaging, automotive, construction and building products industries, and have operations in many countries, demand for our products and services has historically corresponded to changes in general economic and business conditions of the industries and countries in which we operate. The overall demand and prices for our products and services could decline as a result of numerous factors outside of our control, including an economic recession, increased labor costs, availability of and increased cost of energy, and disruptions in supply chains to our business, our customers, their end markets and our suppliers, changes in industrial production processes or consumer preference, changes in laws and regulations, inflation, tariffs, changes in published pricing indices, fluctuations in interest rates and currency exchange rates and changes in the fiscal or monetary policies of governments in the regions in which we operate. Accordingly, our financial performance is substantially dependent upon the general economic and business conditions existing in these industries and countries where we do business, and any prolonged or substantial economic downturn or geopolitical uncertainty in the markets in which we operate could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our Global Operations Subject us to Political Risks, Instability and Currency Exchange that Could Adversely Affect our Results of Operations.
We are a global company with operations in over 35 countries with approximately 37% of our fiscal 2024 sales derived from non-U.S. operations. Management of global operations is complex, and our operations outside the United States are subject to additional risks that may not exist, or may not be as significant, with respect to our operations within the United States.
Within our global footprint, we have operations in Europe, Middle East and Asia Pacific. As regards the Eastern Europe region, the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable. The Russian invasion of Ukraine and the ongoing conflict between those two countries have amplified, and may continue to amplify, certain risks to our operations, including increased foreign exchange volatility, disruptions to financial and credit markets, energy supply (specifically in Europe), supply chain disruptions, customer demand, increased risks of cybersecurity incidents, increased costs to ensure compliance with global and local laws and regulations, economic recessions in certain neighboring European countries or globally due to inflationary and other pressures, and delays in the ability, or even the inability, to access cash or earnings from Russia. In addition, the imposition of new or increased sanctions, tariffs, quotas, exchange or price controls, trade barriers or similar restrictions resulting from the conflict between Russia and Ukraine could negatively impact our business and operations.
In the event that our operations in Russia cease for any reason, that event would result in an impairment charge, as we would not likely generate a fair market return on those assets. In addition, the Russian government has implemented strict currency controls that restrict the movement of capital. This includes limits on the amount of money that can be taken out of the country, directly impacting dividend payments. Although we have been able to pay the de minimus dividends permitted by the Russian government, we have been generally unable to transfer money out of Russia, and do not expect that this will change in 2025. We will continue to monitor the effects of this conflict, including risks that may affect our business, and we will adjust our plans accordingly as the situation progresses. As of October 31, 2024 and the fiscal year then ended, our operations in Russia accounted for approximately 3% of our net sales, approximately 9% of our operating profit and approximately 2% of our total assets.
As a result of our general global operations, we are subject to certain risks that could disrupt our operations or force us to incur unanticipated costs or exit a specific country. These risks, which can vary substantially by country, may include economic or political instability, geopolitical events (such as the Russian invasion of Ukraine, Middle East conflicts in Gaza, Lebanon, Iran, Syria, Israel and Yemen, governmental unrest in South Korea, and tensions between China and Taiwan and North Korea and Japan), corruption, social and ethnic unrest, the regulatory environment (including the risks of operating in developing or emerging markets in which there are significant uncertainties regarding the interpretation and enforceability of legal requirements), hyperinflation and fluctuations in the value of local currency versus the U.S. dollar, repatriating cash from foreign countries to the U.S., downturns or changes in economic conditions (including in relation to commodity inflation), adverse tax consequences or rulings, nationalization or any change in social, political or labor conditions in any of these countries, or regions impacting matters such as sustainability, environmental regulations and trade policies and agreements.
We also have indebtedness, agreements to purchase raw materials and agreements to sell finished products that are denominated in Russian Ruble, Euro, Brazilian Real, Hungarian Forint, Turkish Lira, British Pound and other currencies. Our operating performance is affected by fluctuations in currency exchange rates by:
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
The Current and Future Challenging Global Economy and Disruption and Volatility of the Financial and Credit Markets may Adversely Affect our Business.
Current global economic conditions are challenging to our global business operations. Such conditions have had, and may continue to have, a negative impact on our financial results. Future economic downturns, either in the United States, Europe or in other regions in which we do business could negatively affect our business and results of operations. With the volatility in the current global economic climate, inflation and geopolitical events around the world, including the conflict between Russia and Ukraine, various conflicts in the Middle East, governmental unrest in South Korea, and tensions between China and Taiwan and

North Korea and Japan, it is difficult for us to predict the complete impact of the forgoing matters on our business and results of operations. Due to these current and future economic conditions, our customers may face financial difficulties, disruption in their supply chains and the unavailability of or reduction in commercial credit or increased debt levels that may result in decreased sales by and revenues to our Company. Certain of our customers may cease operations or seek bankruptcy protection, which would reduce our cash flows and adversely impact our results of operations. Our customers that are financially viable and not experiencing economic distress may nevertheless elect to reduce the volume of orders for our products or close facilities in an effort to remain financially stable or as a result of the unavailability of commercial credit which would negatively affect our results of operations. We may experience difficulties in servicing, renewing or repaying our outstanding debt due to continued volatility in the global economy. We may also have difficulty accessing the global credit markets if there is a tightening of commercial credit availability, which would result in decreased ability to fund capital-intensive strategic projects.
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
Risks Related to Industry Conditions
The Continuing Consolidation of our Customer Base and Suppliers may Intensify Pricing Pressure.
Over the last few years, many of our large industrial packaging, containerboard and coated and uncoated recycled boxboard and related products customers have acquired, or been acquired by, companies with similar or complementary product lines. In addition, many of our suppliers of raw materials such as steel, resin and paper, have undergone a similar process of consolidation. This consolidation has increased the concentration of our largest customers, resulting, in some cases, in increased pricing pressures from our customers, and in other cases, a decreasing customer base due to customers becoming more vertically integrated. The consolidation of our largest suppliers has resulted in limited sources of supply and increased cost pressures from our suppliers. Any future consolidation of our customer base or our suppliers could negatively impact our business, financial condition, results of operations and cash flows. Furthermore, if one or more of our major customers reduces, delays or cancels substantial orders, if one or more of our major suppliers is unable to timely produce and deliver our orders, or if we are unable to broaden our customer base and increase specialty product offerings to offset the effects of consolidation, our business, financial condition, results of operations and cash flows may be materially and adversely affected, particularly for the period in which the reduction, delay or cancellation occurs and also possibly for subsequent periods.
We Operate in Highly Competitive Industries.
Each of our operating segments operates in highly competitive industries. The most important competitive factors we face are price, quality, customer service and on-time delivery. To the extent any of our competitors become more successful with respect to any of these key competitive factors, we could lose customers and our sales could decline. Moreover, we anticipate that the lower customer demand patterns that we experienced throughout fiscal years 2023 and 2024 will continue on an overall basis through 2025, which may cause our competitors to reduce prices to maintain or increase their sales volumes, which could adversely impact our sales volumes and our margins. In addition, due to the tendency of certain customers to diversify their suppliers, we could be unable to increase or maintain sales volumes with particular customers. Certain of our competitors are substantially larger and have significantly greater financial resources.
In addition, some of our products are made from raw materials that are subject to pronounced and at times, rapid price fluctuations, such as metal, which is used in the manufacture of steel drums and containers and intermediate bulk container (“IBC”) cages, old corrugated containers (“OCC”), which impacts our paper products, and oil, which in turn affects the price of resin for plastic drums and containers, including IBC bottles. Particularly in well-developed markets in Europe and in the United States, any substantial increases in the supply of industrial packaging resulting from capacity increases, the stockpiling of raw materials or other types of opportunistic behavior by our competitors in a period of high raw materials prices, or price wars, could adversely affect our margins and the profitability of our business. With many of our customers, we have implemented raw material price adjustment mechanisms based on industrial index pricing, however these price adjustment mechanisms lag market price changes and our ability to pass through costs to our customers could take months to realize which in turn could adversely impact our product margins. Although price is a significant basis of competition in our industry, we also compete on the basis of product reliability, the ability to deliver products on a global scale and our reputation for quality and customer service. If we fail to maintain our current standards for product quality, the scope of our distribution capabilities or our customer relationships, our reputation and business, financial condition, results of operations and cash flows could be adversely affected.
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
Our Business is Sensitive to Changes in Industry Demands and Customer Preferences.
Industry demand for certain of our industrial packaging and paper products in our United States operations, and industrial packaging products in European and other international markets has varied in recent years, and more recently related to reduced demand and inflationary pressures, causing competitive pricing for those products. In addition, disruptions within our customers’ labor supply could reduce customer demand and negatively impact our business. As demand decreases, we see an increase in competition on price, which could consequentially impact our sales and margins. We seek to offset the impacts of these pressures by focusing on quality and customer service.
We compete in industries that are capital intensive, which generally leads to continued production as long as prices are sufficient to cover marginal costs. We are making significant capital investments in line with our long-term business strategy, such as investments in new and improved equipment automation and technology to increase capacity, productivity and safety. As a result, changes in industry demands (including any resulting industry over-capacity) and increased new capacity for production of industrial packaging and paper products by competitors, may cause substantial price competition and, in turn, we may not be able to derive the expected return on investment from our strategic investments which could negatively impact our business, financial condition, results of operations and cash flows. Additionally, customer preferences are constantly changing based on, among other factors, cost, convenience, health, environmental and social concerns, and customers may choose to use different packaging products than the products we manufacture as their business models change, or may choose to use alternative, more sustainable materials for their packaging products, or simply forego the packaging of certain products entirely. For example, in the United States, sales of fibre drums continue to decline on a year over year basis as some customers select other packaging solutions for their products. Any shift away from packaging products we manufacture or changes in customer preferences to more sustainable supply chain solutions may adversely affect our business, financial condition, results of operations and cash flows.
Raw Material Shortages, Price Fluctuations, Global Supply Chain Disruptions and High Inflation may Adversely Impact our Results of Operations.
The principal raw materials used in the manufacture of our products are steel, resin, pulpwood, recycled pulp from OCC, recycled coated and uncoated boxboard and containerboard and used industrial packaging for reconditioning, which we purchase or otherwise acquire in highly competitive, price sensitive markets. We have long-term supply contracts in place for obtaining a portion of our principal raw materials. These raw materials have historically exhibited price and demand cyclicality. In addition, the European Union (“EU”)’s Packaging & Packaging Waste Regulation that recently went into force will require post-consumer resin (“PCR”) to be incorporated into plastic products sold in the EU. As such, prices for PCR may increase, and we may also face a shortage of PCR supply necessary to meet regulatory requirements, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, we manufacture certain component parts and other products for our rigid industrial packaging products and adhesives for our paper products, and sell those parts and products to other companies, including competitors. Some of the raw materials, products and component parts have been, and in the future may be, in short supply. For example, the availability of these raw materials, component parts and products and/or our ability to purchase and transport them may be unexpectedly disrupted by adverse weather conditions, natural disasters, man-made disasters, geopolitical conflicts, a substantial economic downturn in the industries that provide any of those raw material requirements, or competition for use of raw materials and component parts in other regions or countries. As a result of inflation and continued economic slowdown, we may continue to incur significant raw material prices increases in the future which would likely have an adverse effect on our operating margins. While we have taken steps to minimize the impact of these increased costs by working closely with our suppliers and customers, there can be no assurances that unforeseen future events in the global supply chain, and our ability to pass on inflationary costs on to our customers could have a material adverse effect on our business, financial condition and results of operations.
The disruptions to the global economy starting in 2020 and continuing throughout 2024, which were intensified by the Russian invasion of Ukraine and the ongoing conflict between those two countries, have impeded global supply chains in some regions in which we operate more than others, resulting in longer lead times.
Energy and Transportation Price Fluctuations and Shortages may Adversely Impact our Manufacturing Operations and Costs.
The cost of producing our products is sensitive to the price of energy, including its impact on transport costs. Energy prices, in particular oil and natural gas, have fluctuated in recent years, and specifically in Europe related to the Russian invasion of Ukraine and the ongoing conflict between those two countries, which had a corresponding effect on our operation and production costs and may have the same effect on our customers causing volatility in demand for our products and services. We are currently seeking alternative energy resources in Europe and elsewhere that may take years to fully implement and savings to be realized, if any. Potential legislation, regulatory action and international treaties related to climate change, especially those related to the regulation of greenhouse gases, may result in significant increases in energy costs as well as taxes, and other governmental charges. There can be no assurance that we will be able to recoup any past or future increases in the cost of energy and transportation.
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
Additionally, in connection with any acquisitions or divestitures, we may become subject to contingent liabilities or legal claims, including but not limited to third party liability and other tort claims; claims for breach of contract; employment-related claims; environmental, health and safety regulatory actions and liabilities; permitting, regulatory or other legal compliance issues; or tax liabilities. If we become subject to any of these liabilities or claims, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. These liabilities, if they materialize, could have an adverse effect on our business, financial condition, results of operations and cash flows.
We may Incur Additional Rationalization Costs and there is no Guarantee that our Efforts to Reduce Costs will be Successful.
We have reorganized portions of our operations from time to time in recent years, particularly following acquisitions or divestments of businesses, and periods of economic downturn due to local, regional or global economic conditions. For 2025, we have created a new strategic business unit structure based on our products rather than geography. We will continue to implement continuous improvement initiatives necessary or desirable to improve our business portfolio, address underperforming assets and generate additional cash. These initiatives may result in initial inefficiencies as employees and business operations adapt to the new structure. These initiatives may also result in reductions in selling, general and administrative costs throughout our Company and have and will likely continue to result in the rationalization of manufacturing facilities.
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
Our Ability to Attract, Develop and Retain Talented and Qualified Employees, Managers and Executives is Critical to our Success.
Our ability to attract, develop and retain talented and qualified employees at all levels within our organization, including production employees, key managers and executives is critical to the success of our business. We need an engaged workforce to serve our customers and meet our business objectives. Competitive pressures and a tight labor market within and outside our industry, may make it more difficult and expensive to attract, hire and effectively onboard qualified employees. Increased turnover of production employees, the retirement of or unforeseen loss of key officers and employees without appropriate succession planning or the ability to develop or hire replacements could make it difficult to manage our business and meet our business objectives, resulting in a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, failing to promote gender equality and provide equal pay for work of equal value can lead to public backlash, legal penalties, brand damage, reduced employee morale and productivity, and failing to address violence and harassment in the workplace can result in internal and external risks, including legal consequences, regulatory penalties, reputational risks, decreased employee morale and productivity, turnover, absenteeism, and loss of revenue.

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
We have comprehensive liability, fire and extended coverage insurance on our facilities and operations, with policy specifications and insured limits customarily carried for similar properties. However, there are certain types of losses, such as losses resulting from wars, acts of terrorism, windstorms, floods, wildfires, earthquakes or other natural disasters, or environmental conditions and pollution, that may be uninsurable or subject to restrictive policy conditions or subject to very large deductibles. In these instances, should a loss occur in excess of insured limits, we could lose capital invested in that property, as well as the anticipated future revenues derived from the manufacturing activities conducted at that property, while remaining obligated for any financial obligations related to the property. Any such loss would adversely impact our business, financial condition, results of operations and cash flows. We purchase insurance policies covering general liability and product liability with substantial policy limits. However, there can be no assurance that any liability claim would be adequately covered by our applicable insurance policies or would not be excluded from coverage based on the terms and conditions of the policy. This could also apply to any applicable contractual indemnity. We also purchase environmental liability policies where legally required and may elect to purchase coverage in other circumstances in order to transfer all or a portion of environmental liability risk through insurance. However, there can be no assurance that any environmental liability claim would be adequately covered by our applicable insurance policies or would not be excluded from coverage based on the terms and conditions of the policy. We do not purchase crop insurance for our timberland holdings, and a forest fire or other event could damage a material amount of timber.
The costs of insurance coverage continue to increase, along with increases in the level of deductibles, and the availability of some insurance coverages is decreasing due to increased and more complex litigation, extensive property damage caused by natural disasters, increased cybersecurity breaches, large jury verdicts and other business and employment litigation and losses. Any substantial increases in our insurance premiums, deductibles or the availability of insurance policies could adversely affect our business, financial condition, results of operations and cash flows.
Our Business Depends on the Uninterrupted Operations of our Facilities, Systems and Business Functions, Including our Information Technology (“IT”) and Other Business Systems.
Our business is dependent upon our ability to execute, in an efficient and uninterrupted fashion, necessary business functions, such as accessing key business data, financial information, order processing, invoicing and the operation of IT dependent manufacturing equipment. A significant portion of the communication between our employees, customers and suppliers around the world depends on the reliability of our IT systems. A significant interruption or major failure of the Internet, a shut-down of or inability to access one or more of our facilities, a power outage, unavailability, obsolescence or a failure of one or more of our IT, telecommunications or other systems would substantially impair our ability to perform daily functions on a timely basis and could result in a material adverse impact on our operations and adversely affect our sales.
Initiatives intended to make our cost structure, business processes and systems more efficient may not achieve the expected benefits and could inadvertently have an adverse effect on our business, operating results, financial condition and cash flows. We continuously seek to make our cost structure and business processes more efficient, including by implementing changes to our business information systems. These efforts may involve a significant investment of financial and human resources and significant changes to our current operating processes.

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
In the conduct of our business, we rely extensively on computer systems, including third-party systems, to collect, use, transmit, store and report data on information systems and interact with customers, vendors and employees. Increased global IT security threats and more sophisticated and targeted computer crime and increased ransomware attacks pose a risk to the security of our systems and networks and third-party systems and networks with our data (including employee and customer data), and the confidentiality, availability and integrity of our data. Despite our security measures, our IT systems and infrastructure may be vulnerable to computer viruses, cyber-attacks, and/or security breaches caused by employee error, malfeasance or other disruptions, with heightened risks due to geopolitical conflicts. These threats also may be further enhanced in frequency or effectiveness through threat actors’ use of artificial intelligence technologies, which are becoming more widely adopted and increasingly sophisticated. Any such threat could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. A security breach of our computer systems or third-party systems with our data could interrupt or damage our operations or harm our reputation, or both. In addition, we could be subject to legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties if confidential information relating to customers, suppliers, employees or other parties is misappropriated from our computer system or third-party systems with our data. To date, we have seen no material impact on our business or operations from these threats. However, we cannot ensure that our security efforts will prevent unauthorized access or loss of functionality to our or our third-party providers’ systems. For further discussion pertaining to cybersecurity strategy and related roles and responsibilities, see Part I, Item 1C of this Form 10-K.
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
The Organization for Economic Cooperation and Development has issued proposed guidance which establishes a 15% global minimum tax (“Pillar Two tax”). In December 2022, the EU issued a directive requiring member states to enact a 15% minimum tax into their domestic laws effective for fiscal years beginning on or after December 31, 2023. We do not anticipate the Pillar Two global minimum tax to have a material impact to our financial condition, results of operations or cash flows. We will continue to monitor the status of the Pillar Two tax implementation in the jurisdictions in which we operate.
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
We have a Significant Amount of Goodwill and Long-lived Assets Which, if Impaired in the Future, Would Adversely Impact our Results of Operations.
At October 31, 2024, the carrying value of our goodwill was $1,953.7 million. We may be required to record future impairments of our long-lived assets as we continue to restructure our business. Decisions to sell or close plants could reduce the estimated useful life of an asset group or indicate that the fair value of the asset group is less than the carrying value. We may also experience declines in particular businesses due to competition or other outside forces indicating our long-lived assets are not recoverable. In addition, certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumption and demand, could result in changes to those assumptions and judgments. Any resulting impairments will impact net income in the period in which the triggering event, such as permanent or sustaining reduction in cash flows, occurs and could be significant, which could have an adverse effect on our financial condition and results of operations.
Risks Related to Regulatory and Legal Costs
Changing Climate, Global Climate Change Regulations and Greenhouse Gas Effects may Adversely Affect our Operations and Financial Performance.
There is continuing concern that emissions of greenhouse gases (“GHG”) and other human activities have or will cause significant changes in weather patterns and increase the frequency or severity of extreme weather events, including droughts, wildfires and flooding. These types of extreme weather events have and may continue to adversely impact us, our suppliers, our customers and their ability to purchase our products and our ability to timely receive appropriate raw materials to manufacture and transport our products on a timely basis.
We believe it is likely that the scientific and political attention to issues concerning the extent and causes of climate change will continue, with new and more restrictive legislation regulations and focus on environmental, social and governance (“ESG”) initiatives that could affect our financial condition, results of operations and cash flows. Foreign, federal, state and local regulatory and legislative bodies have enacted or proposed various legislative and regulatory measures relating to increased transparency and standardization of reporting related to factors that may include climate change, regulating GHG emissions, recycling of plastic materials, and energy policies, including waste tax, and other governmental charges and mandates. In March 2024, the U.S. Securities and Exchange Commission (the “SEC”) adopted final rules that, among other things, provide a framework for the reporting of climate-related risks. However, the SEC voluntarily stayed implementation of the final rules pending completion of judicial review. The final rules, to the extent they survive ongoing and possibly additional forthcoming legal challenges, will require us to provide certain climate-related information beginning with our disclosures for the fiscal year ending September 30, 2026. As such, the final disclosure requirements and reporting timeline are currently unknown, as is the cost of compliance with the new disclosure requirements in their final form. The State of California has enacted legislation that will require large U.S. companies doing business in California to make broad-based climate-related disclosures starting as early as 2026, and other states are also considering new climate change disclosure requirements. In addition, the EU Corporate Sustainability Reporting Directive (“CSRD”) became effective in 2023. CSRD applies to both EU and non-EU in-scope entities and would require them to provide expansive disclosures on various sustainability topics. Reporting obligations will start for fiscal year 2026 with the first publication in fiscal year 2027. The EU Corporate Sustainability Due Diligence Directive (“CS3D”) became effective in July 2024. We are further assessing our obligations under CSRD and CS3D while developing a compliance strategy and beginning to prepare for compliance and expect that compliance could require substantial effort in the future. We will likely need to be prepared to contend with overlapping, yet distinct, climate-related disclosure requirements in multiple jurisdictions. The compliance with foreign, federal, state and local legislation and regulations concerning climate-related disclosures may result in our Company incurring additional costs and capital expenditures, and the failure to comply with such legislation and regulations could result in fines to our Company and could affect our business, financial condition, results of operations and cash flows. We could also face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change.
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

We may be Unable to Achieve Our Greenhouse Gas Emission Reduction Target by 2030.
In April 2021, we announced a GHG emission reduction target to reduce our absolute Scope 1 and 2 emissions by 28 percent from a 2019 baseline by 2030 as part of our ESG and sustainability strategy. Achievement of this target depends on our execution of operational strategies relating to investments in energy efficient equipment and options to utilize other alternative energy sources. Execution of these strategies and achievements of our 2030 target is subject to risk and uncertainties, many of which are out of our control. These risks and uncertainties include, but are not limited to our ability to execute our strategies and achieve our goals within the currently projected costs and expected timeframes; availability, use and success of on and off-site renewable energy; availability and cost of zero-emissions electric equipment and vehicles; outcome of research efforts and future technology developments such as growing our post-consumer resin product offerings and downgauging our current portfolio; availability of purchasing high quality recycled materials; growing our life cycle services network; the increased cost and availability of virtual power purchase agreements; the long timeline to complete certain sustainability projects; and the impact of acquisitions and divestitures. There are no assurances that we will be able to successfully execute our strategies and achieve our 2030 target. Failure to achieve our target could damage our reputation, customer and investor relationships or our access to financing. Further, given investors’ increased focus related to environmental, social and governance matters, such a failure could cause stockholders to reduce their ownership holdings, all of which, in turn could adversely affect our business, financial condition, results of operations and cash flows and reduce our stock price.
Legislation/Regulation Related to Environmental and Health and Safety Matters Could Negatively Impact our Operations and Financial Performance.
We must comply with extensive laws, rules and regulations in the United States, Europe and in each of the countries where we conduct business regarding environmental matters, such as air, soil and water quality and waste disposal. We must also comply with extensive laws, rules and regulations regarding safety, health and corporate social responsibility matters. There can be no assurance that compliance with existing and new laws, rules and regulations will not require significant expenditures.
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
We are subject to laws, rules and regulations relating to certain raw materials used in our business or present in our products. For example, per- and polyfluoroalkyl substances (“PFAS”) are a group of chemicals that have been manufactured and used in consumer and industrial products since the 1940’s. PFAS compounds do not easily degrade and have been shown to accumulate over time in the environment. In the U.S., Europe and other countries where we operate, there is heightened governmental and regulatory scrutiny on PFAS usage in packaging products and its role in the contamination of soil, air and water. Governmental inquiries or requirements involving PFAS could lead to us incurring liability for damages or other costs, civil proceedings, including personal injury claims, class actions, the imposition of fines and penalties, or other remedies, as well as restrictions on or added costs for our business operations going forward. These laws, rules and regulations, as well as investigations and resulting claims by individuals, including class actions, and other businesses, could adversely affect our reputation with our customers generally, and could adversely affect our business, financial condition, results of operations and cash flows.
At the EU-level, many laws and regulations are designed to protect human health and the environment. For example, Directive 2004/35/EC concerns obligations to remedy damages to the environment, which could require us to remediate contamination identified at sites we own or use. Other EU regulations and directives limit pollution from industrial activities, reduce emissions to air, water and soil, protect water resources, reduce waste, promote recycling, reuse or reduction of materials used, achieving a circular economy, protect employee health and safety and regulate the registration, evaluation, authorization and restriction of chemicals. The European Commission published its “Fit for 55” package in July 2021; a collection of legislative proposals and amendments to existing rules aimed at implementing the EU’s target of cutting greenhouse gas emissions by 55% by 2030. In addition to existing green taxes on energy use, EU plastic taxes have been introduced. Specifically, there is heightened focus and in some cases a requirement by customers and regulators to use PCR to manufacture more sustainable packaging. If we are unable to effectively source PCR or innovate our current product offerings to meet this demand, this could negatively affect our business and results of operations. In addition, the EU Packaging & Packaging Waste Regulation that recently went into force is to be implemented over an 18-month period and imposes new requirements in terms of recycled content, recyclability and reuse from 2030 for some of our products. Failure to comply with these and other laws, or a change in the applicable legal framework, for example the increased enforcement of environmental regulations in the U.S., Europe, China and other countries or customer requirements, could affect our business, financial condition, results of operations and cash flows, in addition to those of our customers.
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
Product Liability Claims and Other Legal Proceedings Could Adversely Affect our Operations and Financial Performance.
We produce packaging products and provide services for our customers’ products, including sensitive products such as food ingredients, pharmaceutical ingredients and hazardous substances. Incidents involving these product types can involve risk of recall, contamination, spillage, leakage, fires, and explosions, which can threaten individual health, impact the environment and cause the breakdown or failure of equipment or processes and the performance of facilities below expected levels of capacity. If any of our customers have such incidents involving our products, they may bring product liability claims against us. While we have built extensive operational processes to ensure that the design and manufacture of our products meet rigorous quality standards, there can be no assurance that we or our customers will not experience operational process failures that could result in potential product, safety, regulatory or environmental claims and associated litigation. We are also subject to a variety of legal proceedings and legal compliance risks in our areas of operation around the globe. Any such claims, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. In the future, we may not be able to maintain insurance at commercially acceptable premium and deductible levels at all. In addition, the levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. If any significant judgment or claim is not fully insured or indemnified against, it could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We recognize the importance of effective cybersecurity risk management to our operations and interests. Our cybersecurity program is designed to protect our employees, our customers and our assets through the effective identification and mitigation of cyber risks. The program, led by the Senior Director, Global Information Technology (“IT”) Security under the oversight of the Chief Information and Digital Officer (“CIDO”), encompasses a broad range of preventative, detective and responsive measures relevant to our business needs and designed to reduce our specific risks.
The cybersecurity program is modeled after and assessed against the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). The NIST CSF is not a certification program and our use does not imply compliance with specific, related standards – the NIST CSF is used as a guide for designing and managing cybersecurity programs.

Risks and exposures associated with our cybersecurity program are integrated into our overall enterprise risk management program and share common methodologies, reporting channels and governance processes. These processes and the governance for identifying and managing risks apply across our enterprise risk management program to other legal, compliance, strategic, operational and financial risk areas.
Core elements of our cyber program include, but are not limited to:
•Risk assessments to identify cybersecurity risks that may impact us in material ways, including risks associated with our use of third-party service providers;
•Cybersecurity awareness training for our employees and ongoing technical training for cybersecurity personnel;
•Procedural and technical security controls implemented and managed by cross-functional teams;
•An incident response plan that includes procedures for responding to cybersecurity events, including those arising from our use of third-party service providers or partners;
•Periodic evaluation of security controls through system assessments and vulnerability scanning;
•Partnerships with external providers where appropriate to supplement our internal expertise, perform security assessments and penetration testing, consult on best-practices and support incident response activities with forensic analysis.
As of October 31, 2024, we are not aware of any cybersecurity incidents that have materially impacted, or are reasonably likely to materially impact, our operations or financial condition.
Governance and Oversight
Board Oversight
While our Board has responsibility for oversight of risk management on an enterprise-wide basis, it has delegated certain risk oversight responsibilities to its committees. The Audit Committee of our Board of Directors has responsibility for oversight of our cybersecurity risk management program. Full responsibilities of the Audit Committee are set forth in the publicly available Audit Committee Charter on our website. The Committee receives quarterly cybersecurity updates covering risks, mitigation plans, and cybersecurity incidents. The full Board of Directors is provided with periodic cybersecurity updates from the CIDO or the Senior Director, Global IT Security, or both.
In the event of an urgent cybersecurity incident where full Audit Committee or Board involvement is not practical or timely, the Chairperson of the Board of Directors, the Chairperson of the Audit Committee, and the Chief Executive Officer have been appointed as an incident oversight group.
Management Oversight
The Senior Director, Global IT Security has primary responsibility for the management of ongoing cyber risks under the oversight of the CIDO. The Senior Director holds a Certified Information Systems Security Professional certification and has nearly 30 years of experience in technology, including over 10 years in software development and enterprise architecture and over 15 years implementing, maturing and leading cybersecurity programs. The CIDO is responsible for global IT strategy and operations and has nearly 30 years of experience leading enterprise technology organizations. The CIDO and Senior Director, together with others on their teams, are informed about the monitoring, prevention, detection, mitigation and remediation of cybersecurity incidents through their management of and participation in the cybersecurity risk management policies, processes and operations discussed above.
The Company’s management team has designated a Cybersecurity Advisory Council (the “Council”), which consists of members of management, including the Senior Director, Global IT Security and a cross-section of Company leaders. The Council ensures strong alignment within the Company with the objectives of the cyber program, providing input on policy and risk decisions. The Council receives periodic briefings on security status, incidents, and mitigation plans.

ITEM 2. PROPERTIES
The following are our principal operating locations that are either leased or owned as of October 31, 2024. We consider our operating properties to be in satisfactory condition and adequate to meet our present needs. However, we expect to make further additions, improvements and consolidations of our properties to support our business. Our global headquarters is located in Delaware, Ohio, USA. We utilize two main shared service center locations, with one in North America and the other in Europe.

Location	Global Industrial Packaging	Paper Packaging & Services	Total
Argentina	3	—	3
Belgium	2	—	2
Brazil	9	—	9
Canada	2	4	6
China	10	—	10
France	5	—	5
Germany	4	—	4
Hungary	2	—	2
Israel	1	—	1
Italy	3	—	3
Mexico	2	—	2
Netherlands	5	—	5
Poland	1	—	1
Portugal	1	—	1
Russia	9	—	9
Saudi Arabia	2	—	2
Singapore	1	—	1
South Africa	3	—	3
Spain	3	—	3
Sweden	1	—	1
United Kingdom	4	—	4
United States	41	72	113
Totals	114	76	190

Classification	Global Industrial Packaging	Paper Packaging & Services	Total
Owned	64	40	104
Leased	50	36	86
Totals	114	76	190

We also own a substantial amount of timber properties. Our timber properties consisted of approximately 175,000 acres in the southeastern United States as of October 31, 2024.
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

On February 7, 2023, TPG Plastics (“TPG”), a subsidiary of Ipackchem Group SAS, which we acquired on March 26, 2024, received a letter from the United States Environmental Protection Agency (“U.S. EPA”) informing TPG that the U.S. EPA had determined through testing that certain portable fuel containers (“PFCs”) that were sold between 2018 and 2022 had failed emission testing. TPG also received a letter from The California Air Resources Board (“CARB”), dated November 7, 2023, informing TPG that compliance testing performed by CARB revealed that certain PFCs sold in 2018 to 2022 were noncompliant with California’s PFC performance standards. TPG had already discontinued the manufacture of PFCs that were subject to the U.S. EPA in and CARB letters before the end of 2022.
We have cooperated with the governmental agencies in these investigations and proceedings. As of the filing date of this Form 10-K, no citations have been issued or fines assessed with respect to any of these proceedings. However, we anticipate that monetary sanctions imposed by the U.S. EPA and the CARB will exceed $300,000 (exclusive of interest and costs).
ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of our Class A and Class B Common Stock are listed on the New York Stock Exchange under the symbols GEF and GEF.B, respectively.
As of December 18, 2024, there were 295 stockholders of record of the Class A Common Stock and 51 stockholders of record of the Class B Common Stock.
We pay quarterly dividends of varying amounts computed on the basis described in Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. The annual dividends paid for the last two years are as follows:
2024 Dividends per Share – Class A $2.10; Class B $3.14
2023 Dividends per Share – Class A $2.02; Class B $3.02
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

Performance Graph
The following graph compares the performance of shares of our Class A and B Common Stock to that of the Standard and Poor’s 500 (“S&P 500”) Index and the Dow Jones United States Containers and Packaging Index (“DJUSCP”) assuming $100 invested on October 31, 2019 and reinvestment of dividends for each subsequent year. The graph does not purport to represent our value.

$250
$200
$150
$100
$50
$0
Indexed Prices
10/31/19
10/31/20
10/31/21
10/31/22
10/31/23
10/31/24
S&P 500 Index
DJUSCP
Greif Cl A
Greif Cl B

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms “Greif,” the “Company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries.
Greif Business System 2.0
The Greif Business System is a quantitative, systematic and disciplined business process that Greif has utilized for nearly 20 years. Through our focus on continuous improvement on safety, people, mindset and culture, we have accelerated our processes to Greif Business System 2.0. We believe this System increases our ability to quickly scale and implement innovation, initiatives and best practices on a global basis. In turn, we expect this to facilitate improved productivity, efficiency and value creation.
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
The non-GAAP financial measures of EBITDA and Adjusted EBITDA are used throughout the following discussion of our results of operations, both for our consolidated and segment results. For our consolidated results, EBITDA is defined as net income, plus interest expense, net, plus debt extinguishment charges, plus income tax expense, plus depreciation, depletion and amortization, and Adjusted EBITDA is defined as EBITDA plus acquisition and integration related costs, plus restructuring charges, plus non-cash asset impairment charges, plus (gain) loss on disposal of properties, plants and equipment, net, plus (gain) loss on disposal of businesses, net, plus non-cash pension settlement (income) charges, plus other costs.
Since we do not calculate net income by reportable segment, EBITDA and Adjusted EBITDA by reportable segment are reconciled to operating profit by reportable segment. In that case, EBITDA is defined as operating profit by reportable segment less other (income) expense, net, less non-cash pension settlement (income) charges, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization expense for that reportable segment, and Adjusted EBITDA is defined as EBITDA plus acquisition and integration related costs, plus restructuring charges, plus non-cash asset impairment charges, plus (gain) loss on disposal of properties, plants and equipment, net, plus (gain) loss on disposal of businesses, net, plus non-cash pension settlement (income) charges, plus other costs, for that reportable segment.
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
Change in Fiscal Year
We are changing our fiscal year end, effective for the 2025 fiscal year. Our 2025 fiscal year will begin on November 1, 2024 and end on September 30, 2025, and accordingly, will consist of eleven months. Our fourth fiscal quarter of 2025 will be the two months ending September 30, 2025. Thereafter, our fiscal year will begin on October 1 and end on September 30 of the following year.
Change in Reportable Segments
Information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the financial results in our three reportable segments: Global Industrial Packaging (“GIP”); Paper Packaging & Services; and Land Management. Beginning with our first fiscal quarter of 2025, we implemented changes to our reporting structure, moving to a material solution-based structure. We believe this structure will enable us to more efficiently utilize our robust scale and global network of facilities, align operations to capitalize on our deep subject matter expertise, enable further innovation and growth, and optimize cross-selling and margin expansion opportunities. This internal re-alignment has resulted in a change in our reportable segments.
Starting November 1, with the first fiscal quarter of 2025, we will report our financial results in four reportable segments: Customized Polymer Solutions; Durable Metal Solutions; Sustainable Fiber Solutions; and Integrated Solutions. The products and services included in each of these reportable segments are as follows:
•Customized Polymer Solutions: Operations in the Customized Polymer Solutions reportable segment involve the production and sale of a comprehensive line of polymer based packaging products, such as plastic drums, rigid intermediate bulk containers and small plastics. Our polymer-based packaging products and services are sold on a global basis to customers in industries such as chemicals, food and beverage, agricultural, pharmaceutical and mineral products, among others.
•Durable Metal Solutions: Operations in the Durable Metal Solutions reportable segment involve the production and sale of metal-based packaging products, including a wide variety of steel drums. Our metal-based packaging products are sold on a global basis to customers in industries such as chemicals, petroleum, agriculture and paints and coatings, among others.
•Sustainable Fiber Solutions: Operations in the Sustainable Fiber Solutions reportable segment involve the production and sale of fiber-based packaging products, including fiber drums, containerboard, corrugated sheets, corrugated containers, tubes and cores and specialty partitions made from both containerboard, uncoated recycled board and coated recycled board. Our fiber-based packaging products are sold in North America in industries such as packaging, automotive, construction, food and beverage and building products. In addition, this reportable segment is involved in the management and sale of timber, timberland and special use properties in the southeastern United States.
•Integrated Solutions: Operations in the Integrated Solutions reportable segment involve the production and sale of complimentary packaging products, such as paints, linings and closure systems for industrial packaging products and related services, such as container life cycle management. In addition, this reportable segment is involved in the purchase and sale of recycled fiber and the production and sale of adhesives used in our paperboard products. These products and services are used internally by us and are also sold to external customers.

Tabular Financial Results
The following table sets forth the net sales, operating profit, EBITDA and Adjusted EBITDA for each of our reportable segments for 2024, 2023 and 2022:

Year Ended October 31, (in millions)	2024	2023	2022
Net sales:
Global Industrial Packaging	$3,124.3	$2,936.8	$3,652.4
Paper Packaging & Services	2,303.5	2,260.5	2,675.1
Land Management	20.3	21.3	22.0
Total net sales	$5,448.1	$5,218.6	$6,349.5
Operating profit:
Global Industrial Packaging	$341.1	$334.3	$313.7
Paper Packaging & Services	115.6	264.1	298.5
Land Management	7.9	7.1	9.0
Total operating profit	$464.6	$605.5	$621.2
EBITDA:
Global Industrial Packaging	$454.9	$415.7	$383.5
Paper Packaging & Services	253.9	398.8	439.0
Land Management	10.1	9.3	11.8
Total EBITDA	$718.9	$823.8	$834.3
Adjusted EBITDA:
Global Industrial Packaging	$423.7	$425.4	$458.2
Paper Packaging & Services	261.5	387.9	450.5
Land Management	9.1	8.9	8.8
Total Adjusted EBITDA	$694.3	$822.2	$917.5

The following table sets forth EBITDA and Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for 2024, 2023 and 2022:

Year Ended October 31, (in millions)	2024	2023	2022
Net income	$295.5	$379.1	$394.0
Plus: interest expense, net	134.9	96.3	61.2
Plus: debt extinguishment charges	—	—	25.4
Plus: income tax expense	27.2	117.8	137.1
Plus: depreciation, depletion and amortization expense	261.3	230.6	216.6
EBITDA	$718.9	$823.8	$834.3
Net income	$295.5	$379.1	$394.0
Plus: interest expense, net	134.9	96.3	61.2
Plus: non-cash pension settlement charges	—	3.5	—
Plus: debt extinguishment charges	—	—	25.4
Plus: other expense, net	10.1	11.0	8.9
Plus: income tax expense	27.2	117.8	137.1
Plus: equity earnings of unconsolidated affiliates, net of tax	(3.1)	(2.2)	(5.4)
Operating profit	464.6	605.5	621.2
Less: non-cash pension settlement charges	—	3.5	—
Less: other expense, net	10.1	11.0	8.9
Less: equity earnings of unconsolidated affiliates, net of tax	(3.1)	(2.2)	(5.4)
Plus: depreciation, depletion and amortization expense	261.3	230.6	216.6
EBITDA	718.9	823.8	834.3
Plus: acquisition and integration related costs	18.5	19.0	8.7
Plus: restructuring charges	5.4	18.7	13.0
Plus: non-cash asset impairment charges	2.6	20.3	71.0
Plus: gain on disposal of properties, plants and equipment, net	(8.8)	(2.5)	(8.1)
Plus: gain on disposal of businesses, net	(46.0)	(64.0)	(1.4)
Plus: non-cash pension settlement charges	—	3.5	—
Plus: other costs*	3.7	3.4	—
Adjusted EBITDA	$694.3	$822.2	$917.5
*includes fiscal year-end change costs and share-based compensation impact of disposals of businesses

The following table sets forth EBITDA and Adjusted EBITDA for each of our reportable segments, reconciled to the operating profit for each reportable segment, for 2024, 2023 and 2022:

Year Ended October 31, (in millions)	2024	2023	2022
Global Industrial Packaging
Operating profit	$341.1	$334.3	$313.7
Less: non-cash pension settlement charges	—	3.5	—
Less: other expense, net	11.6	12.6	9.5
Less: equity earnings of unconsolidated affiliates, net of tax	(3.1)	(2.2)	(5.4)
Plus: depreciation and amortization expense	122.3	95.3	73.9
EBITDA	454.9	415.7	383.5
Plus: acquisition and integration related costs	17.2	12.2	0.4
Plus: restructuring charges	(2.8)	4.2	9.1
Plus: non-cash asset impairment charges	1.3	1.9	69.4
Plus: gain on disposal of properties, plants and equipment, net	(2.9)	(4.4)	(2.8)
Plus: gain on disposal of businesses, net	(46.0)	(9.4)	(1.4)
Plus: non-cash pension settlement charges	—	3.5	—
Plus: other costs*	2.0	1.7	—
Adjusted EBITDA	$423.7	$425.4	$458.2
Paper Packaging & Services
Operating profit	$115.6	$264.1	$298.5
Less: other income, net	(1.5)	(1.6)	(0.6)
Plus: depreciation and amortization expense	136.8	133.1	139.9
EBITDA	253.9	398.8	439.0
Plus: acquisition and integration related costs	1.3	6.8	8.3
Plus: restructuring charges	8.2	14.5	3.9
Plus: non-cash asset impairment charges	1.3	18.4	1.6
Plus: (gain) loss on disposal of properties, plants and equipment, net	(4.9)	2.3	(2.3)
Plus: gain on disposal of businesses, net	—	(54.6)	—
Plus: other costs*	1.7	1.7	—
Adjusted EBITDA	$261.5	$387.9	$450.5
Land Management
Operating profit	$7.9	$7.1	$9.0
Plus: depreciation and depletion expense	2.2	2.2	2.8
EBITDA	10.1	9.3	11.8
Plus: gain on disposal of properties, plants and equipment, net	(1.0)	(0.4)	(3.0)
Adjusted EBITDA	$9.1	$8.9	$8.8
*includes fiscal year-end change costs and share-based compensation impact of disposals of businesses

Year 2024 Compared to Year 2023
Net Sales
Net sales were $5,448.1 million for 2024 compared with $5,218.6 million for 2023. The $229.5 million increase was primarily due to contributions from recent acquisitions and higher volumes across the Global Industrial Packaging segment and the Paper Packaging & Services segment, respectively, partially offset by lower prices in the Paper Packaging & Services segment due to lower published pricing indices. See the “Segment Review” below for additional information on net sales by reportable segment.
Gross Profit
Gross profit was $1,070.8 million for 2024 compared with $1,146.1 million for 2023. The $75.3 million decrease was primarily due to higher raw material costs and higher costs for transportation and manufacturing, partially offset by the same factors that impacted net sales. See the “Segment Review” below for additional information on gross profit by reportable segment. Gross profit margin was 19.7 percent for 2024 compared with 22.0 percent for 2023, primarily impacted by the Paper Packaging & Services segment further explained in the respective segment commentary. The decrease in gross profit margin was primarily due to higher raw material input costs in the Paper Packaging & Services segment due to higher published index purchase prices.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $634.5 million for 2024 compared with $549.1 million for 2023. The $85.4 million increase was primarily due to recent acquisitions, including amortization costs, short-term incentive costs and costs incurred for strategic investments. SG&A expenses were 11.6 percent of net sales for 2024 compared with 10.5 percent of net sales for 2023.
Financial Measures
Operating profit was $464.6 million for 2024 compared with $605.5 million for 2023. Net income was $295.5 million for 2024 compared with $379.1 million for 2023. Adjusted EBITDA was $694.3 million for 2024 compared with $822.2 million for 2023. The reasons for changes in operating profit and Adjusted EBITDA for each reportable segment are described below in the “Segment Review.”
Trends
We anticipate that the multi-year period of industrial contraction will continue into the 2025 fiscal year. We have not identified any compelling demand inflection on the horizon, although there has been increased demand for our containerboard products in the U.S. and some increased demand for industrial packaging in EMEA.
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
•Energy and transportation costs;
•Benefits from executing the Greif Business System 2.0;
•Restructuring charges;
•Acquisition of businesses and facilities;
•Divestiture of businesses and facilities; and
•Impact of foreign currency translation.

Net sales were $3,124.3 million for 2024 compared with $2,936.8 million for 2023. The $187.5 million increase in net sales was primarily due to contributions from recent acquisitions, higher volumes and higher average selling prices, partially offset by negative foreign currency translation impacts.
Gross profit was $669.4 million for 2024 compared with $634.4 million for 2023. The $35.0 million increase in gross profit was primarily due to contributions from recent acquisitions. Gross profit margin was 21.4 percent for 2024 compared with 21.6 percent for 2023.
Operating profit was $341.1 million for 2024 compared with $334.3 million for 2023. The $6.8 million increase was primarily due to a $46.1 million gain from the divestiture of Delta Petroleum Company, Inc. (the “Delta Divestiture”) during the third quarter of 2024 and the same factors that impacted gross profit, partially offset by higher SG&A expenses related to recent acquisitions, including amortization costs, compensation expenses and costs incurred for strategic investments. Adjusted EBITDA was $423.7 million for 2024 compared with $425.4 million for 2023. The $1.7 million decrease was primarily due to higher SG&A expenses related to recent acquisitions and compensation expenses, offset by the same factors that impacted gross profit.
Paper Packaging & Services
Key factors influencing profitability in the Paper Packaging & Services reportable segment are:
•Selling prices, product mix, customer demand and sales volumes;
•Raw material costs, primarily old corrugated containers;
•Energy and transportation costs;
•Benefits from executing the Greif Business System 2.0;
•Restructuring charges;
•Acquisition of businesses and facilities; and
•Divestiture of businesses and facilities.
Net sales were $2,303.5 million for 2024 compared with $2,260.5 million for 2023. The $43.0 million increase was primarily due to higher volumes and contributions from recent acquisitions, partially offset by lower average selling prices as a result of lower published containerboard and boxboard prices.
Gross profit was $391.6 million for 2024 compared with $502.5 million for 2023. The $110.9 million decrease in gross profit was primarily due to higher raw material costs, transportation and manufacturing costs, partially offset by the same factors that impacted net sales. Gross profit margin was 17.0 percent for 2024 compared with 22.2 percent for 2023. The decrease in gross profit margin was primarily due to higher raw material input costs caused by higher published index purchase prices.
Operating profit was $115.6 million for 2024 compared with $264.1 million for 2023. The $148.5 million decrease in operating profit was primarily due to the same factors that impacted gross profit, a $54.6 million gain from the divestiture of Tama Paperboard, LLC in the Paper Packaging & Services segment (the “Tama Divestiture”) during the first quarter of 2023 and higher SG&A expenses related to recent acquisitions, including amortization costs and short-term incentive costs. Adjusted EBITDA was $261.5 million for 2024 compared with $387.9 million for 2023. The $126.4 million decrease was primarily due to the same factors that impacted gross profit and higher SG&A expenses related to recent acquisitions and short-term incentive costs.
Land Management
As of October 31, 2024, our Land Management reportable segment consisted of approximately 175,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management reportable segment are:
•Planned level of timber sales;
•Selling prices and customer demand;
•Gains on timberland sales; and
•Gains on the disposal of development, surplus and HBU properties (“special use property”).
Net sales were $20.3 million for 2024 compared with $21.3 million for 2023.

Gross profit was $9.8 million for 2024 compared with $9.2 million for 2023.
Operating profit was $7.9 million for 2024 compared with $7.1 million for 2023. Adjusted EBITDA was $9.1 million for 2024 compared with $8.9 million for 2023.
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
We report the sale of core timberland property in timberland gains, the sale of HBU and surplus property in gain on disposal of properties, plants and equipment, net and the sale of timber and development property under net sales and cost of products sold in our consolidated statements of income. All HBU and development property, together with surplus property, is used to productively grow and sell timber until the property is sold.
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
As of October 31, 2024, we estimated that there were 7,500 acres in the United States of special use property, which we expect will be available for sale in the next four to six years.
Income Tax Expense
We had operations in over 35 countries during our fiscal year 2024. Our operations outside the United States are subject to additional risks that may not exist, or be as significant, within the United States. Because of our global operations in numerous countries, we are required to address different and complex tax systems and issues which are constantly changing.
The Organization for Economic Co-operation and Development proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon in principle by over 140 countries. During 2023, many countries began to incorporate Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2. We do not anticipate the Pillar Two global minimum tax to have a material impact to our financial condition, results of operations or cash flows.
Preparation of our financial statements requires the use of estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses. The numerous tax jurisdictions in which we operate, along with the variety and complexity of the various tax laws, creates a level of uncertainty and requires judgment when addressing the impact of complex tax issues. Our effective tax rate and the amount of tax expense are dependent upon various factors, including the following: the tax laws of the jurisdictions in which income is earned; the ability to realize deferred tax assets; negotiation and dispute resolution with taxing authorities in the U.S. and international jurisdictions; and changes in tax laws.
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
Income tax expense for 2024 was $27.2 million on $319.6 million of pretax income and for 2023 was $117.8 million on $494.7 million of pretax income. The $90.6 million decrease in income tax expense for 2024 was primarily attributable to a decrease in pre-tax earnings in 2024 and the recognition of a deferred tax asset related to the onshoring of certain intangible property.

We analyze potential income tax liabilities related to uncertain tax positions in the United States and international jurisdictions. The analysis of potential income tax liabilities results in estimates recognized for uncertain tax positions following the guidance of Accounting Standards Codification (“ASC”) 740, “Income Taxes.” The estimation of potential tax liabilities related to uncertain tax positions involves significant judgment in evaluating the impact of uncertainties in the application of ASC 740 and complex tax laws. We periodically analyze both potential income tax liabilities and existing liabilities for uncertain tax positions resulting in both new reserves and adjustments to existing reserves in light of changing facts and circumstances. This includes the release of existing liabilities for uncertain tax positions based on the expiration of statutes of limitation. During 2024, the recognition of new uncertain tax position liabilities recorded during the current year were reduced by lapses in the statute of limitations, resulting in an overall net increase in our uncertain tax position liability. The net 2024 activity in uncertain tax positions provided a $0.8 million increase in tax expense over the prior year.
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
See Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further information.
Year 2023 Compared to Year 2022
Results of our fiscal year 2023 compared to our fiscal year 2022 are included in our Annual Report on Form 10-K for the year ended October 31, 2023, File No. 001-00566 (see Item 7 therein).
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are operating cash flows and borrowings under our senior secured credit facilities and proceeds from our trade accounts receivable credit facilities. We use these sources to fund our working capital needs, capital expenditures, cash dividends, debt repayment and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, borrowings under our senior secured credit facilities and proceeds from our trade accounts receivable credit facilities will be sufficient to fund our anticipated working capital, capital expenditures, cash dividends, debt repayment and other liquidity needs for at least 12 months.
Cash Flow

Year Ended October 31, (in millions)	2024	2023
Net cash provided by operating activities	$356.0	$649.5
Net cash used in investing activities	(658.3)	(670.2)
Net cash provided by financing activities	324.3	69.7
Effects of exchange rates on cash	(5.2)	(15.2)
Net increase in cash and cash equivalents	16.8	33.8
Cash and cash equivalents at beginning of year	180.9	147.1
Cash and cash equivalents at end of year	$197.7	$180.9
Operating Activities
During 2024 and 2023, cash (used in) provided by change in accounts receivable was $(43.4) million and $130.3 million, respectively. The unfavorable change in accounts receivable levels was primarily due to an increase in net sales.
During 2024 and 2023, cash (used in) provided by change in inventories was $(26.4) million and $101.0 million, respectively. The unfavorable change in inventories was primarily due to increases in raw material prices and purchases to meet demand.
During 2024 and 2023, cash (used in) provided by change in accounts payable was $18.9 million and $(79.8) million, respectively. The favorable change in accounts payable levels was primarily due to increase in raw material prices and purchases to meet demand.

Investing Activities
During 2024 and 2023, we invested $186.5 million and $213.6 million, respectively, of cash in capital expenditures. These investments exclude $5.2 million and $6.0 million of cash purchases and investments in timber properties during 2024 and 2023, respectively.
During 2024, we paid $568.8 million for the purchases of businesses, net of cash acquired, primarily for the acquisition of Ipackchem Group SAS (“Ipackchem”) on March 26, 2024 (“Ipackchem Acquisition”). During 2023, we paid $542.4 million for purchases of businesses, net of cash acquired, primarily for the acquisition of Lee Container Corporate, Inc. (“Lee Container”) on December 15, 2022 (the “Lee Container Acquisition”), the acquisition from approximately 10% to 80% of our ownership interest in Centurion Container LLC (“Centurion”) on March 31, 2023 (the “Centurion Acquisition”), and the acquisition of a 51% ownership interest in ColePak, LLC (“ColePak”) on August 23, 2023 (the “ColePak Acquisition”).
During 2024, we received $89.0 million of cash from sale of businesses, primarily from the Delta Divestiture. During 2023, we received $105.3 million of cash from sale of businesses, primarily from the Tama Divestiture.
Financing Activities
We paid cash dividends to our stockholders in the amount of $121.0 million and $116.5 million for the years ended October 31, 2024 and 2023, respectively. We paid dividends to non-controlling interests in the amount of $25.7 million and $14.2 million for the years ended October 31, 2024 and 2023, respectively, with the increase primarily coming from recent acquisitions.
During 2024 and 2023, we borrowed $497.2 million and $257.0 million of long-term debt, net of payments, respectively.
During 2023, we paid $63.9 million to repurchase Class A Common Stock through an accelerated share repurchase agreement and to repurchase Class A and Class B Common Stock through open market purchases.
Financial Obligations
Borrowing Arrangements
Long-term debt is summarized as follows:

(in millions)	October 31, 2024	October 31, 2023
2022 Credit Agreement - Term Loans	$1,707.4	$1,493.8
2023 Credit Agreement - Term Loans	288.8	296.3
Accounts receivable credit facilities	357.9	351.0
2022 Credit Agreement - Revolving Credit Facility	373.7	77.3
Other debt	1.3	—
	2,729.1	2,218.4
Less current portion	95.8	88.3
Less deferred financing costs	7.1	8.7
Long-term debt, net	$2,626.2	$2,121.4
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
Interest is based on Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on our leverage ratio. Subject to the terms of the 2022 Credit Agreement, we have an option to add borrowings to the 2022 Credit Agreement with the agreement of the lenders. As of October 31, 2024, we had $426.3 million of available borrowing capacity under the $800.0 million secured revolving credit facility.
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
The 2022 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness (less the aggregate amount of our unrestricted cash and cash equivalents), to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (as used in this paragraph only “EBITDA”) to be greater than 4.00 to 1.00; provided that such leverage ratio is subject to (i) a covenant step-up (as defined in the 2022 Credit Agreement) increase adjustment of 0.50 upon the consummation of, and the following three fiscal quarters after, certain specified acquisitions, and (ii) a collateral release decrease adjustment of 0.25x during any collateral release period (as defined in the 2022 Credit Agreement). The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated EBITDA, to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve month period. As of October 31, 2024, we were in compliance with the covenants and other agreements in the 2022 Credit Agreement.
2023 Credit Agreement
On May 17, 2023, we and Greif Packaging LLC, a direct wholly owned subsidiary of Greif, Inc. entered into a $300.0 million senior secured credit agreement (the “2023 Credit Agreement”) with CoBank, ACB (“CoBank”), who acted as lender and is acting as administrative agent of the 2023 Credit Agreement. The 2023 Credit Agreement is permitted incremental equivalent debt under the terms of the 2022 Credit Agreement. The 2023 Credit Agreement provides for a $300.0 million secured term loan facility with quarterly principal installments that commenced on July 31, 2023 and continue through January 31, 2028, with any outstanding principal balance of such term loan being due and payable on maturity on May 17, 2028. We used the borrowing under the 2023 Credit Agreement to repay and refinance a portion of the outstanding borrowings under the 2022 Credit Agreement. Interest accruing under the 2023 Credit Agreement is based on SOFR plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on our leverage ratio.
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
The 2023 Credit Agreement contains covenants, including financial covenants, substantially the same as the covenants in 2022 Credit Agreement, as described above, and a “most favored lender” provision related to the 2022 Credit Agreement. As of October 31, 2024, we were in compliance with the covenants and other agreements in the 2023 Credit Agreement.
United States Trade Accounts Receivable Credit Facility
We have a $300.0 million U.S. Receivables Financing Facility Agreement (the “U.S. RFA”) that matures on May 16, 2025. As of October 31, 2024, there was a $273.7 million ($270.9 million as of October 31, 2023) outstanding balance under the U.S. RFA that is reported as long-term debt in the consolidated balance sheets because we intend to refinance these obligations on a long-term basis and have the intent and ability to consummate a long-term refinancing by renewing the existing agreement or entering into new financing arrangements. The U.S. RFA also contains events of default and covenants that are substantially the same as the covenants under the 2022 Credit Agreement. As of October 31, 2024, we were in compliance with these covenants. Proceeds of the U.S. RFA are available for working capital and general corporate purposes.
International Trade Accounts Receivable Credit Facilities
We have a €100.0 million ($108.2 million as of October 31, 2024) European Receivables Financing Agreement (the “European RFA”) that matures on April 22, 2025. As of October 31, 2024, there was a $84.2 million outstanding balance on the European RFA that is reported as long-term debt in the consolidated balance sheets because we intend to refinance these obligations on a long-term basis and have the intent and ability to consummate a long-term refinancing by renewing the existing agreement or entering into new financing arrangements. As of October 31, 2024, we were in compliance with the covenants that relate to the European RFA. Proceeds of the European RFA are available for working capital and general corporate purposes.
See Note 5 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding our financial obligations.
Financial Instruments
Interest Rate Derivatives
As of October 31, 2024, we have various interest rate swaps with a total notional amount of $1,400.0 million ($1,300.0 million as of October 31, 2023), amortizing down over the term, in which we receive variable interest rate payments based on SOFR and in return are obligated to pay interest at a weighted average fixed interest rate of 2.97%. These derivatives are designated as cash flow hedges for accounting purposes and will mature between March 1, 2027 and July 16, 2029.
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
As of October 31, 2024 and 2023, we had outstanding foreign currency forward contracts in the notional amount of $74.1 million and $66.0 million, respectively.
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
Other Liquidity Considerations
Post-Retirement Benefit Plans
We have no near-term post-retirement benefit plan funding obligations. We intend to make a post-retirement benefit plan contribution of $6.6 million during 2025, which we anticipate will consist of $1.2 million of employer contributions and $5.4 million of benefits paid directly by the employer. See Note 9 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding our post-retirement benefit plans.
Contingent Liabilities and Environmental Reserves
Environmental reserves are estimates based on current remediation plans, and actual liabilities could significantly differ from the reserve estimates. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding our contingent liabilities and environmental reserves.
Stock Repurchase Program
Our Board of Directors has authorized the repurchase of Class A Common Stock or Class B Common Stock or any combination of the foregoing. As of October 31, 2024, the remaining number of shares that could be repurchased under this authorization was 2,504,836 shares. We did not repurchase any shares of our Class A or Class B Common Stock during 2024.
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
The Global Industrial Packaging reportable segment consists of five operating segments: Global Industrial Packaging – North America; Global Industrial Packaging – Latin America; Global Industrial Packaging – Europe, Middle East and Africa; Global Industrial Packaging – Asia Pacific; and Global Industrial Packaging – Ipackchem. Each of these operating segments also qualify as a component that has discrete financial information available that is reviewed by segment management on a regular basis. As such, these components also represent our reporting units for purposes of goodwill impairment testing.
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
In performing the test, we first evaluate qualitative factors, such as macroeconomic conditions and our overall financial performance to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We then evaluate how significant each of the identified factors could be to the fair value or carrying amount of a reporting unit and weigh those factors in totality in forming a conclusion of whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount (the Step 0 Test). If necessary, the next step in the goodwill impairment test involves comparing the fair value of each of the reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, an impairment loss would be recognized (not to exceed the carrying amount of goodwill). We performed a Step 0 test on the Global Industrial Packaging – Ipackchem reporting unit in 2024.
For all other reporting units with goodwill balances, we proceeded directly to the quantitative impairment testing and the fair value exceeded carrying value by at least 19%, so no impairment was deemed to exist. Net sales, gross profit margin and operating expense forecasts, as well as the selection of discount rates, are the assumptions that are most sensitive and susceptible to change as they require significant management judgment. In addition, certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumption and demand, could result in changes to those assumptions and judgments. A revision of those assumptions could cause the fair value of the reporting unit to fall below its respective carrying value. If in future years, our reporting units’ actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to recognize material impairments to goodwill.

The following table summarizes the carrying amount of goodwill by reporting unit for the year ended October 31, 2024 and 2023:

	Goodwill Balance
(in millions)	October 31, 2024	October 31, 2023
Global Industrial Packaging
North America	$436.2	$461.6
Europe, Middle East and Africa	341.6	330.0
Asia Pacific	96.7	96.0
Ipackchem	273.8	—
Paper Packaging & Services	805.4	805.4
Total	$1,953.7	$1,693.0
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
We have various interest rate swaps with a total notional amount of $1,400.0 million, maturing between March 1, 2027 and July 16, 2029. We receive variable interest rate payments based upon one-month U.S. dollar SOFR, and in return are obligated to pay interest at a weighted average fixed interest rate of 2.97%.
Gains (losses) reclassified to earnings under these interest rate swaps were recorded in the amount of $34.8 million, $28.5 million and $(8.4) million for the years ended October 31, 2024, 2023 and 2022, respectively.
We have various cross currency interest rate swaps that synthetically swap $447.6 million of fixed rate debt to Euro denominated fixed rate debt. We receive a weighted average rate of 1.27%. These agreements are designated as either net investment hedges or cash flow hedges for accounting purposes and will mature between August 10, 2026 and November 3, 2028.
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
Gains on the cross currency swap agreement was recorded in interest expense for the amount of $6.4 million, $5.1 million and $5.8 million for the years ended October 31, 2024, 2023 and 2022, respectively.
Currency Risk
As a result of our international operations, our operating results are subject to fluctuations in currency exchange rates. The geographic presence of our operations mitigates this exposure to some degree. Additionally, our transaction exposure is somewhat limited because we produce and sell a majority of our products in local currency within most countries in which we operate.

As of October 31, 2024 and 2023 we had outstanding foreign currency forward contracts in the notional amount of $74.1 million and $66.0 million, respectively. The purpose of these contracts is to hedge our exposure to foreign currency transactions and short-term intercompany loan balances in our international businesses. These contracts resulted in realized gains (losses) recorded in other expense, net of $1.0 million, $1.2 million and $(6.2) million for the years ended October 31, 2024, 2023 and 2022, respectively.
A sensitivity analysis (with respect only to these instruments) to changes in the foreign currencies hedged indicates that if the U.S. dollar strengthened by 10 percent, the fair value of these instruments would increase by $2.3 million to a net asset of $2.3 million. Conversely, if the U.S. dollar weakened by 10 percent, the fair value of these instruments would decrease by $2.5 million to a net liability of $2.4 million.
Commodity Price Risk
We purchase commodities such as steel, resin, containerboard, pulpwood and energy. We do not currently engage in material hedging of these commodities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME

Year Ended October 31, (in millions, except per share amounts)	2024	2023	2022
Net sales	$5,448.1	$5,218.6	$6,349.5
Costs of products sold	4,377.3	4,072.5	5,064.1
Gross profit	1,070.8	1,146.1	1,285.4
Selling, general and administrative expenses	634.5	549.1	581.0
Acquisition and integration related costs	18.5	19.0	8.7
Restructuring charges	5.4	18.7	13.0
Non-cash asset impairment charges	2.6	20.3	71.0
Gain on disposal of properties, plants and equipment, net	(8.8)	(2.5)	(8.1)
Gain on disposal of businesses, net	(46.0)	(64.0)	(1.4)
Operating profit	464.6	605.5	621.2
Interest expense, net	134.9	96.3	61.2
Non-cash pension settlement charges	—	3.5	—
Debt extinguishment charges	—	—	25.4
Other expense, net	10.1	11.0	8.9
Income before income tax expense and equity earnings of unconsolidated affiliates, net	319.6	494.7	525.7
Income tax expense	27.2	117.8	137.1
Equity earnings of unconsolidated affiliates, net of tax	(3.1)	(2.2)	(5.4)
Net income	295.5	379.1	394.0
Net income attributable to noncontrolling interests	(26.7)	(19.9)	(17.3)
Net income attributable to Greif, Inc.	$268.8	$359.2	$376.7
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$4.66	$6.22	$6.36
Class B common stock	$6.98	$9.32	$9.53
Diluted earnings per share attributed to Greif, Inc. common shareholders:
Class A common stock	$4.64	$6.15	$6.30
Class B common stock	$6.98	$9.32	$9.53
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended October 31, (in millions)	2024	2023	2022
Net income	$295.5	$379.1	$394.0
Other comprehensive income (loss), net of tax:
Foreign currency translation*	2.5	(1.1)	(27.9)
Derivative financial instruments	(37.8)	(1.1)	76.4
Minimum pension liabilities	(4.4)	(11.9)	(1.1)
Other comprehensive (loss) income, net of tax	(39.7)	(14.1)	47.4
Comprehensive income	255.8	365.0	441.4
Comprehensive income attributable to noncontrolling interests	25.6	20.0	10.5
Comprehensive income attributable to Greif, Inc.	$230.2	$345.0	$430.9
*Year ended October 31, 2022 amount includes $113.1 million release of foreign currency translation from business divestment.
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

(in millions)	October 31, 2024	October 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$197.7	$180.9
Trade accounts receivable, net of allowance	746.9	659.4
Inventories:
Raw materials	299.6	255.8
Finished goods	99.9	82.8
Assets held for sale	3.1	5.0
Prepaid expenses	55.8	46.0
Other current assets	146.4	139.2
	1,549.4	1,369.1
Long-term assets
Goodwill	1,953.7	1,693.0
Other intangible assets, net of amortization	937.1	792.2
Deferred tax assets	36.9	22.9
Pension assets	46.0	36.2
Operating lease right-of-use assets	284.5	290.3
Finance lease right-of-use assets	38.4	30.5
Other long-term assets	149.5	164.0
	3,446.1	3,029.1
Properties, plants and equipment
Timber properties, net of depletion	231.2	229.6
Land	158.0	153.7
Buildings	605.6	544.3
Machinery and equipment	2,308.7	2,138.8
Capital projects in progress	159.6	200.5
	3,463.1	3,266.9
Accumulated depreciation	(1,811.0)	(1,704.3)
	1,652.1	1,562.6
Total assets	$6,647.6	$5,960.8
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

(in millions)	October 31, 2024	October 31, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$521.9	$497.8
Accrued payroll and employee benefits	156.9	137.7
Restructuring reserves	4.9	16.8
Current portion of long-term debt	95.8	88.3
Short-term borrowings	18.6	5.4
Current portion of operating lease liabilities	56.5	53.8
Current portion of finance lease liabilities	5.6	3.4
Other current liabilities	154.2	136.1
	1,014.4	939.3
Long-term liabilities
Long-term debt	2,626.2	2,121.4
Operating lease liabilities	230.2	240.2
Finance lease liabilities	34.2	27.9
Deferred tax liabilities	295.1	325.6
Pension liabilities	59.2	56.3
Post-retirement benefit obligations	5.6	6.2
Contingent liabilities and environmental reserves	19.1	17.3
Long-term income tax payable	11.7	21.2
Other long-term liabilities	104.5	93.8
	3,385.8	2,909.9
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interests (Note 15)	129.9	125.3
Equity
Common stock, without par value	230.3	208.4
Treasury stock, at cost	(279.0)	(281.9)
Retained earnings	2,486.2	2,337.9
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation	(314.1)	(317.7)
Derivative financial instruments	33.9	71.7
Minimum pension liabilities	(74.9)	(70.5)
Total Greif, Inc. shareholders’ equity	2,082.4	1,947.9
Noncontrolling interests	35.1	38.4
Total shareholders’ equity	2,117.5	1,986.3
Total liabilities and shareholders’ equity	$6,647.6	$5,960.8
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended October 31, (in millions)	2024	2023	2022
Cash flows from operating activities:
Net income	$295.5	$379.1	$394.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	261.3	230.6	216.6
Non-cash asset impairment charges	2.6	20.3	71.0
Non-cash pension settlement charges	—	3.5	—
Gain on disposals of properties, plants and equipment, net	(8.8)	(2.5)	(8.1)
Gain on disposals of businesses, net	(46.0)	(64.0)	(1.4)
Unrealized foreign exchange loss (gain)	10.0	12.7	(1.6)
Deferred income tax (benefit) expense	(86.2)	(28.7)	13.4
Debt extinguishment charges	—	—	22.6
Non-cash lease expense	46.6	38.0	35.7
Other, net	3.1	2.2	0.8
Increase (decrease) in cash from changes in certain assets and liabilities, net of impacts from acquisitions:
Trade accounts receivable	(43.4)	130.3	25.1
Inventories	(26.4)	101.0	6.1
Accounts payable	18.9	(79.8)	(40.5)
Restructuring reserves	(11.9)	4.4	(6.6)
Operating leases	(48.1)	(37.3)	(36.9)
Pension and post-retirement benefit liabilities	(11.4)	(26.9)	(24.7)
Other, net	0.2	(33.4)	(8.0)
Net cash provided by operating activities	356.0	649.5	657.5
Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(568.8)	(542.4)	—
Purchases of properties, plants and equipment	(186.5)	(213.6)	(176.3)
Purchases of and investments in timber properties	(5.2)	(6.0)	(6.7)
Proceeds from the sale of properties, plants, equipment and other assets	14.9	8.6	20.3
Proceeds from the sale of businesses	89.0	105.3	139.2
Payments for deferred purchase price of acquisitions	(1.7)	(22.1)	(4.7)
Net cash used in investing activities	(658.3)	(670.2)	(28.2)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,491.2	2,285.6	3,915.8
Payments on long-term debt	(1,994.0)	(2,028.6)	(4,105.2)
Payments on short-term borrowings, net	(12.3)	(0.7)	(36.3)
Proceeds from trade accounts receivable credit facility	348.9	180.2	301.9
Payments on trade accounts receivable credit facility	(344.4)	(145.8)	(365.3)
Dividends paid to Greif, Inc. shareholders	(121.0)	(116.5)	(111.3)
Dividends paid to noncontrolling interests	(25.7)	(14.2)	(17.2)
Payments for debt extinguishment and issuance costs	—	—	(20.8)
Payments for share repurchases	—	(63.9)	(71.1)
Forward contract for accelerated share repurchases	—	—	(15.0)
Tax withholding payments for stock-based awards	(10.6)	(13.7)	—

Purchases of redeemable and mandatorily redeemable noncontrolling interest	—	(7.3)	(6.5)
Other, net	(7.8)	(5.4)	—
Net cash provided by (used in) financing activities	324.3	69.7	(531.0)
Effects of exchange rates on cash	(5.2)	(15.2)	(75.8)
Net increase in cash and cash equivalents	16.8	33.8	22.5
Cash and cash equivalents at beginning of year	180.9	147.1	124.6
Cash and cash equivalents at end of year	$197.7	$180.9	$147.1

Year Ended October 31, (in millions)	2024	2023	2022
Supplemental information:
Non-cash transactions:
Capital expenditures included in accounts payable	$16.7	$29.1	$24.4
Schedule of interest and income taxes paid:
Cash payments for interest expense	$157.1	$112.9	$70.3
Cash payments for taxes	$107.5	$155.2	$157.0
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
As of October 31, 2021	48,559	$179.3	28,283	$(134.1)	$1,825.6	$(356.5)	$1,514.3	$61.3	1,575.6
Net income					376.7		376.7	17.3	394.0
Other comprehensive income (loss):
Foreign currency translation, net of $113.1 million business divestment release						(21.1)	(21.1)	(6.8)	(27.9)
Derivative financial instruments, net of $25.2 million tax expense						76.4	76.4		76.4
Minimum pension liability adjustment, net of $5.4 million tax expense						(1.1)	(1.1)		(1.1)
Comprehensive income							430.9		441.4
Divestment of noncontrolling interest							—	(23.3)	(23.3)
Current period mark to redemption value of redeemable noncontrolling interest and other					5.5		5.5		5.5
Net income allocated to redeemable noncontrolling interests								(0.1)	(0.1)
Dividends paid to Greif, Inc., Shareholders ($1.88 per Class A share and $2.81 per Class B share)					(111.3)		(111.3)		(111.3)
Dividends paid to noncontrolling interests and other								(15.4)	(15.4)
Dividends earned on RSU shares					(1.3)		(1.3)		(1.3)
Colleague stock purchase plan							—		—
Share repurchases	(1,192)	(15.0)	1,192	(71.1)			(86.1)		(86.1)
Long-term incentive shares issued	51	3.0	(51)	0.1			3.1		3.1
Shared based compensation	—	4.9	—	—			4.9		4.9
Restricted stock, executive	3	0.1	(3)	—			0.1		0.1
Restricted stock, directors	22	1.2	(22)	—			1.2		1.2
As of October 31, 2022	47,443	$173.5	29,399	$(205.1)	$2,095.2	$(302.3)	$1,761.3	$33.0	$1,794.3
Net income					359.2		359.2	19.9	379.1
Other comprehensive income (loss):
Foreign currency translation						(1.2)	(1.2)	0.1	(1.1)
Derivative financial instruments, net of $0.3 million tax benefit						(1.1)	(1.1)		(1.1)
Minimum pension liability adjustment, net of $4.7 million tax expense						(11.9)	(11.9)		(11.9)
Comprehensive income							345.0		365.0
Current period mark to redemption value of redeemable noncontrolling interest and other					0.1		0.1		0.1
Net income allocated to redeemable noncontrolling interests								(2.7)	(2.7)
Dividends paid to Greif, Inc., Shareholders ($2.02 per Class A share and $3.02 per Class B share)					(116.5)		(116.5)		(116.5)
Dividends paid to noncontrolling interests and other								(11.9)	(11.9)
Dividends earned on RSU shares					(0.1)		(0.1)		(0.1)
Colleague stock purchase plan	—	0.3	—	—			0.3		0.3
Share repurchases	(1,006)	14.5	1,006	(78.9)			(64.4)		(64.4)
Long-term incentive shares issued	350	14.7	(350)	2.0			16.7		16.7
Shared based compensation	—	4.2	—	—			4.2		4.2
Restricted stock, directors	18	1.2	(18)	0.1			1.3		1.3
As of October 31, 2023	46,805	$208.4	30,037	$(281.9)	$2,337.9	$(316.5)	$1,947.9	$38.4	$1,986.3
Net income					268.8		268.8	26.7	295.5
Other comprehensive income (loss):
Foreign currency translation						3.6	3.6	(1.1)	2.5
Derivative financial instruments, net of $12.9 million tax expense						(37.8)	(37.8)		(37.8)
Minimum pension liability adjustment, net of $0.4 million tax expense						(4.4)	(4.4)		(4.4)
Comprehensive income							230.2		255.8
Current period mark to redemption value of redeemable noncontrolling interest and other					1.0		1.0		1.0
Net income allocated to redeemable noncontrolling interests								(8.5)	(8.5)
Dividends paid to Greif, Inc., Shareholders ($2.10 and $3.14 per Class A share and Class B share, respectively)					(121.0)		(121.0)		(121.0)
Dividends paid to noncontrolling interests and other								(20.4)	(20.4)
Dividends earned on RSU shares					(0.5)		(0.5)		(0.5)
Colleague stock purchase plan	71	4.1	(71)	0.6			4.7		4.7
Long-term incentive shares issued	284	10.6	(284)	2.2			12.8		12.8
Share based compensation	—	6.0	—	—			6.0		6.0
Restricted stock, directors	21	1.2	(21)	0.1			1.3		1.3
As of October 31, 2024	47,181	$230.3	29,661	$(279.0)	$2,486.2	$(355.1)	$2,082.4	$35.1	$2,117.5
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
For the 2024 fiscal year and preceding fiscal years presented herein, the Company’s fiscal year began on November 1 and ended on October 31 of the following year. Any references to years or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year, unless otherwise stated. The Company is changing its fiscal year end, effective for the 2025 fiscal year. The 2025 fiscal year will begin on November 1, 2024 and end on September 30, 2025, and accordingly, will consist of eleven months. The Company’s fourth fiscal quarter of 2025 will be the two months ending September 30, 2025. Thereafter, the Company’s fiscal year will begin on October 1 and end on September 30 of the following year.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts could differ from estimates. The Company reviews these estimates on an ongoing basis.
Cash and Cash Equivalents
The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Allowance for Doubtful Accounts
The allowance for doubtful accounts totaled $6.7 million and $6.2 million as of October 31, 2024 and 2023, respectively. The Company recognizes allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on its historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a specific allowance for bad debts. Amounts deemed uncollectible are written-off against the allowance for doubtful accounts.
Inventory
The Company primarily uses the FIFO method of inventory valuation. Reserves for slow moving and obsolete inventories are provided based on historical experience, inventory aging and product demand. The reserves for slow moving and obsolete inventories totaled $16.5 million and $12.6 million as of October 31, 2024 and 2023, respectively. The Company continuously evaluates the adequacy of these reserves and adjusts these reserves as required.
Goodwill and Indefinite-Lived Intangibles
Goodwill is the excess of the purchase price of an acquired entity over the amounts assigned to tangible and intangible assets and liabilities assumed in the business combination. The Company accounts for goodwill and purchased indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other.” Under ASC 350, goodwill and purchased intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. The Company tests for impairment of goodwill and indefinite-lived intangible assets as of August 1, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist.
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

Years
Trademarks and trade names	5-15
Customer relationships	5-23
Developed technology	8

Business Combinations
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
Long-Lived Assets
Properties, plants and equipment are stated at cost. Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of the assets, with general useful lives of the assets as follows:

Years
Buildings	15-30
Machinery and equipment	5-15
Depreciation expense was $167.9 million, $156.8 million and $138.1 million in 2024, 2023 and 2022, respectively. Expenditures for repairs and maintenance are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts. Gains or losses are credited or charged to income as incurred.
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
As of October 31, 2024, the Company’s timber properties consisted of approximately 175,000 acres, all of which were located in the southeastern United States. The Company’s land costs are maintained by tract. Upon acquisition of a new timberland tract, the Company records separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. The Company begins recording pre-merchantable timber costs at the time the site is prepared for planting. Costs capitalized during the establishment period include site preparation by aerial spray, costs of seedlings, including refrigeration rental and trucking, planting costs, herbaceous weed control, woody release and labor and machinery use. The Company does not capitalize interest costs in the process. Property taxes are expensed as incurred. New road construction costs are capitalized as land improvements and depreciated over a 10 to 20 year period. Road repairs and maintenance costs are expensed as incurred. Costs after establishment of the seedlings, including management costs, pre-commercial thinning costs and fertilization costs, are expensed as incurred. Once the timber becomes merchantable, the cost is transferred from the pre-merchantable timber category to the merchantable timber category in the depletion block.
Merchantable timber costs are maintained by five product classes: pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a depletion block, with each depletion block based upon a geographic district or subdistrict. Currently, the Company has five depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, the Company estimates the volume of the Company’s merchantable timber for the five product classes by each depletion block and depletion costs recognized upon sales are calculated as volumes sold times the unit costs in the respective depletion block. For the years ended October 31, 2024, 2023 and 2022, the Company’s depletion expense was not material.
Leases
Leases are accounted for under ASC 842, “Leases” and are categorized as operating or financing leases at inception. The lease term is also determined at lease inception and generally begins on the date the Company takes possession of the full or partial portions of leased premises. Operating lease right of use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease right of use assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. For operating leases with variable payments dependent upon an index or rate that commence, the Company applies the active index or rate as of the lease commencement date. Variable lease payments not based on an index or rate are not included in the operating lease liability as they cannot be reasonably estimated and are recognized in the period in which the obligation for those payments is incurred. Leases with a term of twelve months or less upon the commencement date are considered short-term leases, are not included on the Company’s consolidated balance sheets and are expensed over the lease term.
Self-insurance
The Company is self-insured for certain of the claims made under its employee medical and dental insurance programs. The Company had recorded liabilities totaling $7.2 million and $7.0 million for estimated costs related to outstanding claims as of October 31, 2024 and 2023, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on management’s assessment of outstanding claims, historical analyses and current payment trends. The Company recorded an estimate for the claims incurred, but not reported using an estimated lag period based upon historical information.
The Company has certain deductibles applied to various insurance policies including general liability, product, vehicle and workers’ compensation. The Company maintains net liabilities totaling $21.1 million and $22.2 million for anticipated costs related to general liability, product, vehicle and workers’ compensation claims as of October 31, 2024 and 2023, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on the Company’s assessment of its deductibles, outstanding claims, historical analysis, actuarial information and current payment trends.
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
The cumulative translation adjustments, which represent the effects of translating assets and liabilities of the Company’s international operations, are presented in the consolidated statements of changes in shareholders’ equity in accumulated other comprehensive income (loss). Transaction gains and losses on foreign currency transactions denominated in a currency other than an entity’s functional currency are credited or charged to income. The amounts included in other expense, net related to foreign currency transaction losses were not material for the years ended October 31, 2024, 2023 and 2022.
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
Newly Adopted Accounting Standards
There have been no new accounting pronouncements adopted since the filing of the 2023 Form 10-K.
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
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which is intended to improve disclosures related to certain income statement expenses of the Company. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The effective date for the Company to adopt this ASU is for the fiscal year and interim periods beginning October 1, 2027 and October 1, 2028 respectively. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flow and disclosures.
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

The following table summarizes the consideration transferred to acquire Ipackchem and the preliminary valuation of identifiable assets acquired and liabilities assumed at the acquisition date:

(in millions)	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments	Amount Recognized as of Acquisition Date (as Adjusted)
Fair value of consideration transferred
Cash consideration	$582.1	$—	$582.1

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$14.5	$—	$14.5
Accounts receivable	50.9	—	50.9
Inventories	36.7	—	36.7
Other current assets	4.9	(0.6)	4.3
Intangibles	231.7	1.4	233.1
Operating lease right-of-use assets	15.1	2.4	17.5
Finance lease right-of-use assets	8.2	2.2	10.4
Other long-term assets	1.0	—	1.0
Properties, plants and equipment	91.5	(6.5)	85.0
Total assets acquired	454.5	(1.1)	453.4

Accounts payable	(17.2)	—	(17.2)
Short-term borrowings	(26.2)	—	(26.2)
Other current liabilities	(13.2)	0.1	(13.1)
Operating lease liabilities	(14.2)	(3.3)	(17.5)
Finance lease liabilities	(10.0)	(0.5)	(10.5)
Long-term deferred tax liability	(62.1)	6.4	(55.7)
Other long-term liabilities	(5.3)	(2.0)	(7.3)
Total liabilities assumed	(148.2)	0.7	(147.5)
Total identifiable net assets	$306.3	(0.4)	305.9
Goodwill	$275.8	$0.4	$276.2
The Company recognized goodwill related to this acquisition of $276.2 million. The goodwill recognized in this acquisition was attributable to the acquired assembled workforce, expected synergies and economies of scale, none of which qualify for recognition as a separate intangible asset. Ipackchem is reported within the Global Industrial Packaging segment to which the goodwill was assigned. The goodwill is not expected to be deductible for tax purposes.
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

Acquired intangible assets are being amortized over the estimated useful lives on a straight-line basis. The following table summarizes the preliminary purchase price allocation and weighted average remaining useful lives for identifiable intangible assets acquired as of the acquisition date:

(in millions)	Purchase Price Allocation	Weighted Average Estimated Useful Life
Customer relationships	$183.8	13.5
Developed technology	39.0	8.0
Trademarks	10.3	5.0
Total intangible assets	$233.1
The Company has not yet finalized the determination of the fair value of assets acquired and liabilities assumed, specifically income taxes and contingencies. The Company expects to finalize these amounts within one year of the acquisition date. The estimate of fair value and purchase price allocation were based on information available at the time of closing the acquisition, and the Company continues to evaluate the underlying inputs and assumptions that are being used in the fair value estimates of all assets acquired and liabilities assumed. Accordingly, these preliminary estimates are subject to adjustments during the measurement period, not to exceed one year from the acquisition date, based upon new information obtained about facts and circumstances that existed as of the date of closing the acquisition.
Ipackchem’s results of operations have been included in the Company’s financial statements for the period subsequent to the acquisition date of March 26, 2024. Ipackchem contributed net sales of $138.8 million for the year ended October 31, 2024.
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

	Twelve Months Ended October 31,
(in millions, except per share amounts)	2024	2023
Pro forma net sales	$5,537.0	$5,439.5
Pro forma net income attributable to Greif, Inc.	289.0	354.6
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$5.01	$6.14
Class B common stock	$7.50	$9.20
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$4.98	$6.07
Class B common stock	$7.50	$9.20
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

The following table summarizes the consideration transferred to acquire ColePak and the valuation of identifiable assets acquired and liabilities assumed at the acquisition date:

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
As of October 31, 2024, the Company had completed the determination of the fair value of assets acquired and liabilities assumed related to the ColePak Acquisition.

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
The following table summarizes the consideration transferred to acquire Centurion and the valuation of identifiable assets acquired and liabilities assumed at the acquisition date:

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
The following table summarizes the consideration transferred to acquire Lee Container and the valuation of identifiable assets acquired and liabilities assumed at the acquisition date:

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

Twelve Months Ended October 31,
(in millions, except per share amounts)	2023
Pro forma net sales	$5,276.5
Pro forma net income attributable to Greif, Inc.	361.0
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$6.25
Class B common stock	$9.36
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$6.18
Class B common stock	$9.36
The pro forma data should not be considered indicative of the results that would have occurred if the acquisition and related financing had been consummated on the assumed completion dates, nor are they indicative of future results.

Divestitures
Delta Divestiture
During the third quarter of 2024, the Company completed its divestiture of a U.S. business in the Global Industrial Packaging segment, Delta Petroleum Company, Inc. (the “Delta Divestiture”), for net cash proceeds of $91.2 million. The Delta Divestiture did not qualify as discontinued operations because it did not represent a strategic shift that has had a major impact on the Company’s operations or financial results. The Delta Divestiture resulted in a $46.1 million gain on sale of business, including goodwill allocated to the sale of $26.1 million.
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
NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill by reportable segment for the years ended October 31, 2024 and 2023:

(in millions)	Global Industrial Packaging	Paper Packaging & Services	Total
Balance at October 31, 2022	$696.6	$767.9	$1,464.5
Goodwill acquired	175.4	60.1	235.5
Goodwill allocated to divestitures and businesses held for sale	—	(22.5)	(22.5)
Currency translation	15.6	(0.1)	15.5
Balance at October 31, 2023	$887.6	$805.4	$1,693.0
Goodwill acquired	278.5	—	278.5
Goodwill allocated to divestitures	(26.1)	—	(26.1)
Currency translation	8.3	—	8.3
Balance at October 31, 2024	$1,148.3	$805.4	$1,953.7

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
The Company performed its annual goodwill impairment test as of August 1, 2024. The Company’s goodwill reporting units either passed the Step 0 test or the fair value of the Company’s goodwill reporting units exceeded the carrying value, resulting in no impairment. Discount rates, revenue growth rates and gross margins are the assumptions that are most sensitive and susceptible to change as they require significant management judgment. In addition, certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumption and demand, could result in changes to these assumptions and judgments. A revision of these assumptions could cause the fair value of the reporting unit to fall below its respective carrying value. As for all of the Company’s reporting units, if in future years, the reporting unit’s actual results are not consistent with the Company’s estimates and assumptions used to calculate fair value, the Company may be required to recognize material impairments to goodwill.

The following table summarizes the carrying amount of net intangible assets by class as of October 31, 2024 and 2023:

(in millions)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
October 31, 2024:
Indefinite lived:
Trademarks and trade names	$7.9	$—	$7.9
Definite lived:
Customer relationships	1,188.0	332.1	855.9
Trademarks and trade names	54.8	18.8	36.0
Developed technology	38.9	3.3	35.6
Other	2.1	0.4	1.7
Total	$1,291.7	$354.6	$937.1

October 31, 2023:
Indefinite lived:
Trademarks and trade names	$7.9	$—	$7.9
Definite lived:
Customer relationships	1,031.1	283.2	747.9
Trademarks and trade names	44.3	9.6	34.7
Other	2.1	0.4	1.7
Total	$1,085.4	$293.2	$792.2
Gross intangible assets increased by $206.3 million for the year ended October 31, 2024. The increase was attributable to $231.6 million additional assets from acquisitions and $5.0 million of currency fluctuations, which was offset by the write-off of $30.3 million fully amortized assets.
Amortization expense was $91.5 million, $71.9 million and $58.2 million for the years ended October 31, 2024, 2023 and 2022, respectively. Amortization expense for the next five years is expected to be $96.8 million in 2025, $96.6 million in 2026, $96.5 million in 2027, $91.9 million in 2028 and $87.6 million in 2029.
Definite lived intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that are contractually or legally determined, or over the period a market participant would benefit from the asset. Indefinite lived intangibles of approximately $7.9 million as of October 31, 2024, related primarily to the Tri-Sure trademark and trade names related to Box Board and Pachmas, are not amortized, but rather are tested for impairment at least annually.
NOTE 4 – RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the years ended October 31, 2024 and 2023:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2022	$11.2	$1.1	$12.3
Costs incurred and charged to expense	11.8	6.9	18.7
Costs paid or otherwise settled	(6.6)	(7.6)	(14.2)
Balance at October 31, 2023	$16.4	$0.4	$16.8
Costs incurred and charged to expense	(1.4)	6.8	5.4
Costs paid or otherwise settled	(10.2)	(7.1)	(17.3)
Balance at October 31, 2024	$4.8	$0.1	$4.9

The focus for restructuring activities in 2024 was to optimize and integrate operations and close underperforming plants in the Paper Packaging & Services reportable segment and to optimize and rationalize operations in the Global Industrial Packaging reportable segment. During the year ended October 31, 2024, the Company recorded restructuring charges of $5.4 million, as compared to $18.7 million of restructuring charges recorded during the year ended October 31, 2023. The restructuring activity for the year ended October 31, 2024 consisted of ($9.0) million release of prior period restructuring severance accrual no longer probable of occurring, $7.6 million in employee separation costs and $6.8 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities. There were four plants closed or divested in 2024 and a total of 126 employees severed throughout 2024 as part of the Company’s restructuring efforts.
The focus for restructuring activities in 2023 was to optimize and integrate operations and close underperforming plants in the Paper Packaging & Services reportable segment and to optimize and rationalize operations in the Global Industrial Packaging reportable segment. During 2023, the Company recorded restructuring charges of $18.7 million, consisting of $11.8 million in employee separation costs and $6.9 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities. There were nine plants closed or divested in 2023 and a total of 456 employees severed throughout 2023 as part of the Company’s restructuring efforts.
The focus for restructuring activities in 2022 was to optimize and integrate operations in the Paper Packaging & Services reportable segment and to rationalize operations and close underperforming assets in the Global Industrial Packaging reportable segment. During 2022, the Company recorded restructuring charges of $13.0 million, consisting of $6.3 million in employee separation costs and $6.7 million in other restructuring costs, primarily consisting of professional fees incurred for services specifically associated with employee separation and relocation. There were seventeen plants closed or divested in 2022 and a total of 132 employees severed throughout 2022 as part of the Company’s restructuring efforts.
The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-K. Remaining amounts expected to be incurred were $12.7 million as of October 31, 2024:

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the year ended October 31, 2024	Amounts Remaining to be Incurred
Global Industrial Packaging:
Employee separation costs	$(2.2)	$(4.3)	2.1
Other restructuring costs	2.7	1.5	1.2
	0.5	(2.8)	3.3
Paper Packaging & Services:
Employee separation costs	3.2	2.9	0.3
Other restructuring costs	14.4	5.3	9.1
	17.6	8.2	9.4
Total	$18.1	$5.4	$12.7

NOTE 5 – LONG-TERM DEBT
Long-term debt is summarized as follows:

(in millions)	October 31, 2024	October 31, 2023
2022 Credit Agreement - Term Loans	$1,707.4	$1,493.8
2023 Credit Agreement - Term Loans	288.8	296.3
Accounts receivable credit facilities	357.9	351.0
2022 Credit Agreement - Revolving Credit Facility	373.7	77.3
Other debt	1.3	—
	2,729.1	2,218.4
Less current portion	95.8	88.3
Less deferred financing costs	7.1	8.7
Long-term debt, net	$2,626.2	$2,121.4
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
On May 17, 2023, the Company and Greif Packaging LLC, a direct wholly owned subsidiary of Greif, Inc. (“Greif Packaging”), entered into a $300.0 million senior secured credit agreement (the “2023 Credit Agreement” and, together with the 2022 Credit Agreement, the “2022 and 2023 Credit Agreements”) with CoBank, ACB (“CoBank”), which acted as a lender and is acting as administrative agent of the 2023 Credit Agreement. The 2023 Credit Agreement is permitted incremental equivalent debt under the terms of the 2022 Credit Agreement. The 2023 Credit Agreement provides for a $300.0 million secured term loan facility with quarterly principal installments that commenced on July 31, 2023 and continue through January 31, 2028, with any outstanding principal balance of such term loan being due and payable on maturity on May 17, 2028. The Company used the borrowing under the 2023 Credit Agreement to repay and refinance a portion of the outstanding borrowings under the 2022 Credit Agreement.
Interest accruing under the 2023 Credit Agreement is based on SOFR plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on the Company’s leverage ratio.
As of October 31, 2024, $2,369.9 million was outstanding under the 2022 and 2023 Credit Agreements. The current portion was $95.8 million, and the long-term portion was $2,274.1 million. The weighted average interest rate for borrowings under the 2022 and 2023 Credit Agreements was 6.52% for the year ended October 31, 2024. The actual interest rate for borrowings under the 2022 and 2023 Credit Agreements was 6.36% as of October 31, 2024. The deferred financing costs associated with the term loan portion of the 2022 and 2023 Credit Agreements totaled $7.0 million as of October 31, 2024 and are recorded as a reduction of long-term debt on the consolidated balance sheets. The deferred financing costs associated with the revolving portion of the 2022 Credit Agreement totaled $2.5 million as of October 31, 2024 and are recorded within other long-term assets on the consolidated balance sheets.
United States Trade Accounts Receivable Credit Facility
Greif Receivables Funding LLC (“Greif Funding”), Greif Packaging, for itself and as servicer, and certain other U.S. subsidiaries of the Company entered into a Third Amended and Restated Transfer and Administration Agreement, dated as of September 24, 2019 (the “Third Amended TAA”), with Bank of America, N.A., as the agent, managing agent, administrator and committed investor, and various investor groups, managing agents and administrators, from time to time parties thereto, to provide for a receivables financing facility (the “U.S. RFA”). On May 17, 2024, the Third Amended TAA was amended with a new maturity date of May 16, 2025 and provides an accounts receivables facility of $300.0 million. The weighted average interest rate for borrowings under the U.S. RFA was 6.21% for the year ended October 31, 2024. The deferred financing costs associated with the U.S. RFA totaled $0.1 million as of October 31, 2024 and are recorded as a reduction of long-term debt on the consolidated balance sheets.
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
The U.S. RFA is secured by certain trade accounts receivables related to the Global Industrial Packaging and the Paper Packaging & Services businesses of Greif Packaging and other subsidiaries of the Company in the United States and bears interest at a variable rate based on the London InterBank Offered Rate or an applicable base rate, plus a margin, or a commercial paper rate, all as provided in the Third Amended TAA. Interest is payable on a monthly basis and the principal balance is payable upon termination of the U.S. RFA. As of October 31, 2024, there was a $273.7 million ($270.9 million as of October 31, 2023) outstanding balance under the U.S. RFA that is reported as long-term debt in the consolidated balance sheets because the Company intends to refinance this obligation on a long-term basis and has the intent and ability to consummate a long-term refinancing.
International Trade Accounts Receivable Credit Facilities
On April 19, 2024, Cooperage Receivables Finance B.V. and Greif Services Belgium BV, an indirect wholly owned subsidiary of Greif, Inc., amended and restated the Nieuw Amsterdam Receivables Financing Agreement (the “European RFA”) with affiliates of a major international bank. The amended and restated European RFA matures April 22, 2025. The European RFA provides an accounts receivable financing facility of up to €100.0 million ($108.2 million as of October 31, 2024) secured by certain European accounts receivable. As of October 31, 2024, $84.2 million ($80.1 million as of October 31, 2023) was outstanding on the European RFA that is reported as long-term debt on the consolidated balance sheets because the Company intends to refinance these obligations on a long-term basis and has the intent and ability to consummate a long-term refinancing. The weighted average interest rate for borrowings under the European RFA was 4.67% for the year ended October 31, 2024.
Other
As of October 31, 2024, annual scheduled payments and maturities, including the current portion of long-term debt, were $455.0 million in 2025, $95.8 million in 2026, $1,912.0 million in 2027, $266.3 million in 2028 and zero thereafter.

NOTE 6 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value of those assets and (liabilities) measured on a recurring basis as of October 31, 2024 and 2023:

	October 31, 2024
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$40.4	$—	$40.4	$—	$(5.6)	$—	$(5.6)
Foreign exchange hedges	—	0.2	—	0.2	—	(0.1)	—	(0.1)
Insurance annuity	—	—	18.9	18.9	—	—	—	—
Cross currency swap	—	17.6	—	17.6	—	(6.4)	—	(6.4)

	October 31, 2023
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$78.4	$—	$78.4	$—	$—	$—	$—
Foreign exchange hedges	—	0.1	—	0.1	—	(0.1)	—	(0.1)
Insurance annuity	—	—	18.8	18.8	—	—	—	—
Cross currency swap	—	18.9	—	18.9	—	—	—	—
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of October 31, 2024 and 2023 approximate their fair values because of the short-term nature of these items and are not included in this table.
Interest Rate Derivatives
As of October 31, 2024, the Company has various interest rate swaps with a total notional amount of $1,400.0 million ($1,300.0 million as of October 31, 2023), maturing between March 1, 2027 and July 16, 2029. The Company will receive variable rate interest payments based upon one-month U.S. dollar SOFR, and in return the Company will be obligated to pay interest at a weighted average fixed interest rate of 2.97%. This effectively will convert the borrowing rate on an amount of debt equal to the notional amount of the interest rate swaps from a variable rate to a fixed rate.
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
Gains (losses) reclassified to earnings under these contracts were $34.8 million, $28.5 million and $(8.4) million for the years ended October 31, 2024, 2023 and 2022. A derivative gain of $17.0 million, based upon interest rates at October 31, 2024, is expected to be reclassified from accumulated other comprehensive income (loss) to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of October 31, 2024, the Company had outstanding foreign currency forward contracts in the notional amount of $74.1 million ($66.0 million as of October 31, 2023).

Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
Realized gains (losses) recorded in other expense, net under fair value contracts were $1.0 million, $1.2 million and $(6.2) million for the years ended October 31, 2024, 2023 and 2022, respectively. Unrealized net gains (losses) recognized by the Company in other expense, net were $0.1 million, zero and $(0.2) million for the years ended October 31, 2024, 2023 and 2022, respectively.
Cross Currency Swap
As of October 31, 2024, the Company has various cross currency interest rate swaps that synthetically swap $447.6 million ($319.3 million as of October 31, 2023) of U.S. fixed rate debt to Euro denominated fixed rate debt. The Company receives a weighted average rate of 1.27% on these swaps. These agreements are designated as either net investment hedges or cash flow hedges for accounting purposes and will mature between August 10, 2026 and November 3, 2028.
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
For the years ended October 31, 2024, 2023 and 2022, gains recorded in interest expense, net under the cross currency swap agreements were $6.4 million, $5.1 million and $5.8 million, respectively.
Other Financial Instruments
The fair values of the Company’s 2022 Credit Agreement, the 2023 Credit Agreement, the U.S. RFA and the European RFA do not materially differ from carrying value as the Company’s cost of borrowing is variable and approximates current borrowing rates. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with ASC 820, “Fair Value Measurements and Disclosures.”
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
The Company recognized asset impairment charges of $2.6 million and $20.3 million for the years ended October 31, 2024 and 2023.
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used, net assets held for sale, goodwill and indefinite-lived intangibles for the twelve months ended October 31, 2024 and 2023:

	Quantitative Information about Non-Recurring Fair Value Measurements
(in millions)	Fair Value of Impairment	Valuation Technique	Unobservable Input	Range of Input Values
October 31, 2024
Impairment of Long-Lived Assets	$2.6	Discounted Cash Flows, Indicative Bids	Discounted Cash Flows, Indicative Bids	N/A
Total	$2.6

October 31, 2023
Impairment of Long-Lived Assets	$20.3	Discounted Cash Flows, Indicative Bids	Discounted Cash Flows, Indicative Bids	N/A
Total	$20.3
During the year ended October 31, 2024, the Company wrote down long-lived assets with a carrying value of $10.7 million to a fair value of $8.1 million, resulting in recognized asset impairment charges of $2.6 million. These charges include $1.3 million related to properties, plants and equipment, net, in the Global Industrial Packaging reportable segment and $1.3 million related to properties, plants and equipment, net, in the Paper Packaging & Services reportable segment.
During the year ended October 31, 2023, the Company wrote down long-lived assets with a carrying value of $30.5 million to a fair value of $10.2 million, resulting in recognized asset impairment charges of $20.3 million. These charges include $1.9 million related to properties, plants and equipment, net, in the Global Industrial Packaging reportable segment and $18.4 million related to properties, plants and equipment, net, in the Paper Packaging & Services reportable segment.
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
The Company’s material stock-based compensation plans include the Long-Term Incentive Plan, which consists of the 2020 Long-Term Incentive Plan (the “2020 LTIP”) and the 2006 Amended and Restated Long-Term Incentive Plan (the “2006

LTIP”); and the Amended and Restated Outside Directors Equity Award Plan (the “Outside Directors Plan”). The total stock compensation expense recorded under all plans was $16.8 million, $21.4 million and $34.4 million for periods ended October 31, 2024, 2023 and 2022 respectively.
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
2020 Long-Term Incentive Plan
For the three-year performance periods ending after fiscal 2021, awards have been made under the 2020 LTIP. Participants may be granted restricted stock units (“RSUs”) or performance stock units (“PSUs”) or a combination thereof.
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
The Company has made the following grants of RSUs under the 2020 LTIP:

Grant Date	December 12, 2023	December 14, 2022	December 16, 2021
Service Period	11/1/2023 - 9/30/2026	11/1/2022 - 10/31/2025	11/1/2021 - 10/31/2024
RSUs Granted	120,843	105,753	99,006
Weighted Average Fair Value of RSUs	$62.83	$68.99	$60.54
During 2024, the Company issued 53,060 shares of Class A Common Stock, which excludes shares withheld for the payment of taxes owed by recipients for RSUs vested, for the performance period commenced on November 1, 2020 and ended October 31, 2023.
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
The following table summarizes the key assumptions used in estimating the value of PSUs:

Grant Date	December 12, 2023	December 14, 2022	December 16, 2021
Performance Period	11/1/2023 - 9/30/2026	11/1/2022 - 10/31/2025	11/1/2021 - 10/31/2024
PSUs Granted	202,402	183,218	162,392
Weighted Average Fair Value of PSUs at Grant Date	$60.77	$70.06	$60.08
Weighted Average Fair Value of PSUs at Valuation Date	$100.72	$—	$109.01
Valuation Date Stock Price	$62.44	$62.44	$62.44
Risk-Free Rate at Valuation Date	4.1%	4.2%	—%
Estimated Volatility at Valuation Date	27.7%	26.7%	—%
During 2024, the Company issued 229,859 shares of Class A Common Stock, which excludes shares withheld for the payment of taxes owed by recipients for PSUs vested, for the performance period commenced on November 1, 2020 and ended October 31, 2023.

2006 Amended and Restated Long-Term Incentive Plan
For the three-year performance period ending in fiscal 2021, awards were made under the 2006 LTIP, with the performance goals based on targeted levels of adjusted earnings before interest, taxes, depreciation, depletion and amortization. For this performance period, awards were to be paid 50% in cash and 50% in restricted stock. All restricted stock awards under the 2006 LTIP were fully vested at the date of award. Under the 2006 LTIP, the Company granted 51,593 shares of restricted Class A Common Stock with a grant date fair value of $59.83 for 2022.
The total stock compensation expense recorded under the Long-Term Incentive Plan was $15.5 million, $20.1 million and $33.1 million for the periods ended October 31, 2024, 2023 and 2022, respectively.
Amended and Restated Outside Directors Equity Award Plan
Under the Outside Directors Plan, the Company granted 20,925 shares of restricted Class A Common Stock with a grant date fair value of $63.31 in 2024 and 18,144 shares of restricted Class A Common Stock with a grant date fair value of $70.41 in 2023. The total expense recorded under the Outside Directors Plan was $1.3 million, $1.3 million and $1.3 million for the periods ended October 31, 2024, 2023 and 2022, respectively. All restricted stock awards under the Outside Directors Plan are fully vested at the date of award.
NOTE 8 – INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended October 31,
(in millions)	2024	2023	2022
Current
Federal	$44.7	$77.4	$54.6
State and local	8.9	19.6	19.9
Non-U.S.	59.8	49.1	49.2
Total Current	113.4	146.1	123.7
Deferred
Federal	(61.5)	(18.8)	12.5
State and local	(12.7)	(8.6)	(6.6)
Non-U.S.	(12.0)	(0.9)	7.5
Total Deferred	(86.2)	(28.3)	13.4
Tax expense	$27.2	$117.8	$137.1

The U.S. income before income tax expense was $85.1 million, $240.7 million and $333.5 million in 2024, 2023 and 2022, respectively. The non-U.S. income before income tax expense was $234.5 million, $254.0 million and $192.2 million in 2024, 2023 and 2022, respectively.
The following is a reconciliation of the provision for income taxes based on the federal statutory rate to the Company’s effective income tax rate:

	Year Ended October 31,
	2024	2023	2022
Federal statutory rate	21.00%	21.00%	21.00%
Impact of foreign tax rate differential	1.26%	1.78%	2.03%
State and local taxes, net of federal tax benefit	(1.04)%	1.71%	2.01%
Net impact of changes in valuation allowances	(3.32)%	(2.21)%	(1.05)%
Permanent book-tax differences	5.71%	(0.25)%	1.60%
Withholding taxes	5.14%	2.95%	2.33%
Tax credits	(6.63)%	(1.40)%	(0.99)%
Impact of intangible property transfers	(15.38)%	—%	—%
Other items, net	1.77%	0.23%	(0.84)%
Company’s effective income tax rate	8.51%	23.81%	26.09%
The primary items that decreased the Company’s effective income tax rate from the federal statutory rate in 2024 were recognition of a deferred tax asset related to the onshoring of certain intangible property, tax credits and release of valuation allowances. The decreases were partially offset by permanent differences between book income and taxable income, including the allocation of goodwill to the Delta Divestiture for which a tax benefit will not be realized, and withholding taxes.
The primary items that increased the Company’s effective income tax rate from the federal statutory rate in 2023 were changes in the mix of earnings among tax jurisdictions, including jurisdictions for which valuation allowances have been recorded, state and local taxes and withholding taxes. The increases were partially offset by tax credits and release of valuation allowances.
The primary items that increased the Company’s effective income tax rate from the federal statutory rate in 2022 were changes in the mix of earnings among tax jurisdictions, including jurisdictions for which valuation allowances have been recorded, state and local taxes, withholding taxes and the net $58.6 million book loss recorded for the FPS Divestiture and other disposals of businesses for which limited tax benefits were available. The increases were partially offset by decreases in valuation allowances and recording additional capital losses which are expected to be fully utilized.

The components of the Company’s deferred tax assets and liabilities as of October 31 for the years indicated were as follows:

(in millions)	2024	2023
Deferred tax assets
Net operating loss and other carryforwards	$126.5	$104.9
Incentive liabilities	20.5	18.6
Operating lease liabilities	68.1	70.3
Other reserves	12.5	16.0
Research and development expenses	56.7	29.7
Other	70.3	45.4
Total deferred tax assets	354.6	284.9
Valuation allowance	(87.4)	(97.3)
Net deferred tax assets	$267.2	$187.6

Deferred tax liabilities
Properties, plants and equipment	$181.1	$157.2
Operating lease assets	68.1	70.3
Timberland transactions	52.7	51.6
Goodwill and other intangible assets	163.2	150.6
Pension liabilities	8.9	10.6
Other	51.4	50.0
Total deferred tax liabilities	525.4	490.3
Net deferred tax liability	$258.2	$302.7
As of October 31, 2024 and 2023, the Company had deferred income tax benefits of $126.5 million and $104.9 million, respectively, from net operating losses and other tax credit carryforwards. For the fiscal year ended October 31, 2024, these losses and carryforwards consist of $19.5 million, $10.2 million and $96.8 million in U.S. Federal, U.S. state and non-U.S. jurisdictions, respectively. For the fiscal year ended October 31, 2023, these losses and carryforwards consist of $7.5 million, $10.1 million and $87.3 million in U.S. Federal, U.S. state and non-U.S. jurisdictions, respectively. The Company has recorded valuation allowances of $65.2 million and $82.8 million against non-U.S. deferred tax assets as of October 31, 2024 and 2023, respectively. The Company has also recorded valuation allowances against U.S. deferred tax assets of $22.2 million and $14.5 million, as of October 31, 2024 and 2023, respectively. The Company had net changes in valuation allowances in 2024 of $9.9 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2024	2023	2022
Balance of unrecognized tax benefit at November 1	$23.4	$24.3	$31.0
Increases in tax positions for prior years	1.7	0.6	0.2
Increases in tax positions for current years	3.9	4.1	5.9
Lapse in statute of limitations	(3.6)	(4.6)	(11.4)
Currency translation	0.1	(1.0)	(1.4)
Balance at October 31	$25.5	$23.4	$24.3
The 2024 net increase in unrecognized tax benefits is primarily related to increases in unrecognized tax benefits related to the prior and current year, offset by decreases related to lapses in the statute of limitations. The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various non-U.S. jurisdictions and is subject to audit by various taxing authorities for 2016 through the current year. The Company has completed its U.S. federal tax audit for the tax years through 2016, and the statues of limitations have expired for years 2017 through 2020. The Company has filed a refund claim for 2019 and is under audit for this year. Adjustments may only be made up to the amount of the refund claim.
The October 31, 2024, 2023, 2022 balances include $25.5 million, $23.4 million and $24.3 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense net of tax, as applicable. As of October 31, 2024 and 2023, the Company had accrued for the payment of interest and penalties in the amounts of $3.8 million and $4.8 million, respectively.
The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through October 31, 2024 under ASC 740, “Income Taxes.” The Company’s estimate is based on lapses of the applicable statutes of limitations, settlements and payments of uncertain tax positions. Though actual results may materially differ, the estimated net decrease in unrecognized tax benefits for the next 12 months could be up to $6.3 million.
NOTE 9 – POST-RETIREMENT BENEFIT PLANS
Defined Benefit Pension Plans
The Company has certain non-contributory defined benefit pension plans for salaried and hourly employees in the United States, Germany, the Netherlands and the United Kingdom. The Company uses a measurement date of October 31 for its pension plans. The salaried employees plans’ benefits are based primarily on years of service and earnings. The hourly employees plans’ benefits are based primarily upon years of service, and certain benefit provisions are subject to collective bargaining. The Company contributes an amount that is not less than the minimum funding and not more than the maximum tax-deductible amount to these plans. Salaried employees in the United States who commence service on or after November 1, 2007 are not eligible to participate in the U.S. defined benefit pension plan, but are eligible to participate in a defined contribution retirement program. Salaried employees outside the U.S. also have various dates in which they are not eligible to participate in the respective defined benefit pension plans, but are eligible to participate in a defined contribution retirement program. The category “International” represents the non-contributory defined benefit pension plans in Germany, the Netherlands and the United Kingdom for October 31, 2024 and Canada, Germany, the Netherlands, South Africa and the United Kingdom for October 31, 2023.
Pension plan contributions by the Company totaled $7.9 million during 2024, which consisted of $3.4 million of employer contributions and $4.5 million of benefits paid directly by the Company. Pension plan contributions, including benefits paid directly by the Company, totaled $27.5 million and $31.4 million during 2023 and 2022, respectively. Contributions, including benefits paid directly by the Company, during 2025 are expected to be approximately $5.9 million.
The following table presents the number of participants in the defined benefit plans:

October 31, 2024	Consolidated	United States	International
Active participants	1,323	1,239	84
Vested former employees and deferred members	3,129	2,672	457
Retirees and beneficiaries	3,446	2,240	1,206

October 31, 2023	Consolidated	United States	International
Active participants	1,509	1,416	93
Vested former employees and deferred members	3,181	2,690	491
Retirees and beneficiaries	3,570	2,156	1,414
The weighted average assumptions used to measure the year-end benefit obligations as of October 31 were as follows:

As of October 31,	2024	2023
Discount rate	5.11%	6.05%
Rate of compensation increase	2.96%	2.96%
The weighted average assumptions used to determine the pension cost for the years ended October 31 were as follows:

For the year ended October 31,	2024	2023	2022
Discount rate	6.05%	5.61%	2.55%
Expected return on plan assets	5.84%	4.99%	3.86%
Rate of compensation increase	2.96%	2.99%	2.96%

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
Based on the Company’s analysis of future expectations of asset performance, past return results and its current and expected asset allocations, the Company has assumed a 5.84% long-term expected return on those assets for cost recognition in 2024. For the defined benefit pension plans, the Company applies its expected rate of return to a market-related value of assets, which stabilizes variability in the amounts to which the Company applies that expected return.
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
During the year ended October 31, 2022, $2.4 million of projected benefit obligation for plan participants in Turkey was irrevocably transferred to a third-party buyer through the sale of business (part of the FPS Divestiture) resulting in a $1.0 million loss in accumulated other comprehensive income for the year ended October 31, 2022 that was recognized as a loss on sale of business.

Benefit Obligations
The components of net periodic pension cost include the following:

For the year ended October 31, 2024
(in millions)	Consolidated	United States	International
Service cost	$6.8	$5.3	$1.5
Interest cost	34.9	26.7	8.2
Expected return on plan assets	(43.5)	(33.4)	(10.1)
Amortization of prior service benefit	(0.3)	(0.2)	(0.1)
Recognized net actuarial gain	(0.9)	(0.9)	—
Net periodic pension cost	$(3.0)	$(2.5)	$(0.5)
For the year ended October 31, 2023
(in millions)	Consolidated	United States	International
Service cost	$8.0	$6.5	$1.5
Interest cost	35.0	26.8	8.2
Expected return on plan assets	(39.0)	(30.6)	(8.4)
Amortization of prior service benefit	(0.4)	(0.3)	(0.1)
Recognized net actuarial (gain) loss	(2.1)	(2.2)	0.1
Special Events
Settlement	3.5	—	3.5
Net periodic pension cost	$5.0	$0.2	$4.8
For the year ended October 31, 2022
(in millions)	Consolidated	United States	International
Service cost	$11.5	$10.0	$1.5
Interest cost	19.9	16.1	3.8
Expected return on plan assets	(32.5)	(27.0)	(5.5)
Amortization of prior service benefit	(0.4)	(0.3)	(0.1)
Recognized net actuarial loss	7.7	6.0	1.7
Special Events
Divestiture charge	1.0	—	1.0
Net periodic pension cost	$7.2	$4.8	$2.4
Benefit obligations are described in the following tables. Accumulated and projected benefit obligations (“ABO” and “PBO”) represent the obligations of a pension plan for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO is ABO increased to reflect expected future compensation.

The following table sets forth the plans’ change in projected benefit obligation:

For the year ended October 31, 2024
(in millions)	Consolidated	United States	International
Change in benefit obligation:
Benefit obligation at beginning of year	$604.1	$437.5	$166.6
Service cost	6.8	5.3	1.5
Interest cost	34.9	26.7	8.2
Plan participant contributions	0.2	—	0.2
Expenses paid from assets	(3.2)	(1.5)	(1.7)
Actuarial loss	52.8	40.8	12.0
Foreign currency effect	8.5	—	8.5
Benefits paid	(49.9)	(38.9)	(11.0)
Other	(0.1)	—	(0.1)
Benefit obligation at end of year	$654.1	$469.9	$184.2
For the year ended October 31, 2023
(in millions)	Consolidated	United States	International
Change in benefit obligation:
Benefit obligation at beginning of year	$651.7	$470.3	$181.4
Service cost	8.0	6.5	1.5
Interest cost	35.0	26.8	8.2
Plan participant contributions	0.2	—	0.2
Expenses paid from assets	(3.4)	(1.7)	(1.7)
Actuarial gain	(24.3)	(12.8)	(11.5)
Foreign currency effect	9.7	—	9.7
Benefits paid	(65.1)	(51.6)	(13.5)
Settlements	(7.7)	—	(7.7)
Benefit obligation at end of year	$604.1	$437.5	$166.6

The following tables set forth the PBO, ABO, plan assets and instances where the ABO exceeds the plan assets for the respective years:

(in millions)	Consolidated	United States	International
Actuarial value of benefit obligations and plan assets
October 31, 2024
Projected benefit obligation	$654.1	$469.9	$184.2
Accumulated benefit obligation	640.1	457.4	182.7
Plan assets	640.9	482.8	158.1
October 31, 2023
Projected benefit obligation	$604.1	$437.5	$166.6
Accumulated benefit obligation	589.8	424.5	165.3
Plan assets	584.0	431.6	152.4
Plans with ABO in excess of Plan assets
October 31, 2024
Accumulated benefit obligation	$109.4	$28.8	$80.6
Plan assets	51.7	—	51.7
October 31, 2023
Accumulated benefit obligation	$104.4	$28.7	$75.7
Plan assets	49.4	—	49.4
The actuarial (gain) loss for all pension plans was primarily related to a change in discount rates used to measure the benefit obligations of those plans.
Future benefit payments for the Company’s global plans, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five years thereafter, are as follows:

(in millions)	Expected Benefit Payments
Year(s)
2025	$69.7
2026	61.2
2027	57.1
2028	55.8
2029	55.6
2030-2034	245.7
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

The Company’s weighted average asset allocations at the measurement date and the target asset allocations by category are as follows:

Asset Category	2025 Target	2024 Target	2024 Actual
Equity securities	20%	20%	21%
Debt securities	53%	62%	53%
Other	27%	18%	26%
Total	100%	100%	100%
The fair value of the pension plans’ investments is presented below. The inputs and valuation techniques used to measure the fair value of the assets are consistently applied and described in Note 6 of the Notes to the Consolidated Financial Statements.

For the year ended October 31, 2024
(in millions)	Consolidated	United States	International
Change in plan assets:
Fair value of plan assets at beginning of year	$584.0	$431.6	$152.4
Actual return on plan assets	96.9	88.5	8.4
Expenses paid	(3.2)	(1.5)	(1.7)
Plan participant contributions	0.2	—	0.2
Foreign currency impact	8.7	—	8.7
Employer contributions	3.4	—	3.4
Benefits paid out of plan	(45.3)	(35.8)	(9.5)
Other	(3.8)	—	(3.8)
Fair value of plan assets at end of year	$640.9	$482.8	$158.1
For the year ended October 31, 2023
(in millions)	Consolidated	United States	International
Change in plan assets:
Fair value of plan assets at beginning of year	$624.6	$451.1	$173.5
Actual return on plan assets	(0.8)	10.3	(11.1)
Expenses paid	(3.4)	(1.7)	(1.7)
Plan participant contributions	0.2	—	0.2
Foreign currency impact	8.7	—	8.7
Employer contributions	23.7	21.0	2.7
Benefits paid out of plan	(61.3)	(49.1)	(12.2)
Settlements	(7.7)	—	(7.7)
Fair value of plan assets at end of year	$584.0	$431.6	$152.4

The following table presents the fair value measurements for the pension assets:

	Fair Value Measurement
As of October 31, 2024 (in millions)	Level 1	Level 2	Level 3	Total
Asset Category
Mutual funds	$40.0	$0.1	$—	$40.1
Cash	6.9	—	—	6.9
Corporate bonds	—	164.5	—	164.5
Government bonds	—	80.1	—	80.1
Other assets	—	4.2	—	4.2
Total Assets in the Fair Value Hierarchy	46.9	248.9	—	295.8
Investments Measured at Net Asset Value
Insurance contracts				153.6
Common stock funds				97.1
Corporate bond funds				116.9
Investments at Fair Value*	$46.9	$248.9	$—	$663.4

	Fair Value Measurement
As of October 31, 2023 (in millions)	Level 1	Level 2	Level 3	Total
Asset Category
Mutual funds	$35.5	$24.3	$—	$59.8
Cash	11.9	—	—	11.9
Corporate bonds	—	159.1	—	159.1
Government bonds	—	57.5	—	57.5
Other assets	—	4.0	—	4.0
Total Assets in the Fair Value Hierarchy	47.4	244.9	—	292.3
Investments Measured at Net Asset Value
Insurance contracts				87.9
Common stock funds				83.4
Corporate bond funds				120.4
Investments at Fair Value	$47.4	$244.9	$—	$584.0
* Excludes net payables of $22.5 million as of October 31, 2024 which consists of interest and pending sales and purchases of securities.

Financial statement presentation including other comprehensive income:

As of October 31, 2024
(in millions)	Consolidated	United States	International
Unrecognized net actuarial loss	$115.1	$37.4	$77.7
Unrecognized prior service benefit	(0.8)	—	(0.8)
Accumulated other comprehensive loss - pre-tax	$114.3	$37.4	$76.9
Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$46.0	$41.7	$4.3
Accrued benefit liability	(59.2)	(28.8)	(30.4)
Accumulated other comprehensive loss - pre-tax	114.3	37.4	76.9
Net amount recognized	$101.1	$50.3	$50.8
As of October 31, 2023
(in millions)	Consolidated	United States	International
Unrecognized net actuarial loss	$110.3	$50.7	$59.6
Unrecognized prior service benefit	(1.1)	(0.2)	(0.9)
Accumulated other comprehensive loss - pre-tax	$109.2	$50.5	$58.7
Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$36.2	$22.8	$13.4
Accrued benefit liability	(56.3)	(28.7)	(27.6)
Accumulated other comprehensive loss - pre-tax	109.2	50.5	58.7
Net amount recognized	$89.1	$44.6	$44.5

(in millions)	October 31, 2024	October 31, 2023
Accumulated other comprehensive loss at beginning of year	$109.2	$92.0
Increase or (decrease) in accumulated other comprehensive loss
Net prior service cost amortized	0.3	0.4
Net loss amortized	0.9	2.1
Loss recognized due to settlement	—	(3.5)
Liability loss (gain)	52.8	(24.3)
Asset (gain) loss	(53.5)	39.9
Other adjustments	0.3	—
Increase in accumulated other comprehensive loss	0.8	14.6
Foreign currency impact	4.3	2.6
Accumulated other comprehensive loss at year end	$114.3	$109.2
Supplemental Employee Retirement Plan
The Company has a supplemental employee retirement plan that is an unfunded plan providing supplementary retirement benefits primarily to certain executives and longer-service employees. The present benefit obligation of the supplemental employee retirement plan is included in the United States defined benefit pension plans above.
Defined contribution plans
The Company has several voluntary 401(k) savings plans that cover eligible employees in the U.S. For certain plans, the Company matches a percentage of each employee’s contribution up to a maximum percentage of base salary. The Company’s contributions to the 401(k) plans were $29.0 million, $29.1 million and $24.4 million in 2024, 2023 and 2022, respectively.

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
Environmental Reserves
As of October 31, 2024 and October 31, 2023, the Company has accrued $9.8 million for the Diamond Alkali Superfund Site. It is possible that there could be resolution of uncertainties in the future that would require the Company to record charges, which could be material to future earnings.
Aside from the Diamond Alkali Superfund Site, other environmental reserves of the Company as of October 31, 2024 and October 31, 2023 included $9.3 million and $7.5 million, respectively, for its various facilities around the world.
As of October 31, 2024 and October 31, 2023, the Company’s environmental reserves were $19.1 million and $17.3 million, respectively. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs.
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

The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding

* Diluted Class B EPS calculation is identical to Basic Class B calculation
The following table provides EPS information for each period, respectively:

	Year Ended October 31,
(in millions, except per share data)	2024	2023	2022
Numerator
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$268.8	$359.2	$376.7
Cash dividends	(121.0)	(116.5)	(111.3)
Undistributed net income attributable to Greif, Inc.	$147.8	$242.7	$265.4
Denominator
Denominator for basic EPS –
Class A common stock	25.8	25.6	26.3
Class B common stock	21.3	21.5	22.0
Denominator for diluted EPS –
Class A common stock	26.0	26.0	26.6
Class B common stock	21.3	21.5	22.0
EPS Basic
Class A common stock	$4.66	$6.22	$6.36
Class B common stock	$6.98	$9.32	$9.53
EPS Diluted
Class A common stock	$4.64	$6.15	$6.30
Class B common stock	$6.98	$9.32	$9.53
The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.
Common Stock Repurchases
The Board of Directors has authorized the Company to repurchase shares of the Company's Class A Common Stock or Class B Common Stock or any combination of the foregoing. As of October 31, 2024, the remaining number of shares that may be repurchased under this authorization were 2,504,836. There were no shares repurchased during 2024.

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
October 31, 2024:
Class A common stock	128,000,000	42,281,920	25,850,270	16,431,650
Class B common stock	69,120,000	34,560,000	21,331,127	13,228,873
October 31, 2023:
Class A common stock	128,000,000	42,281,920	25,474,254	16,807,666
Class B common stock	69,120,000	34,560,000	21,331,127	13,228,873
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Year Ended October 31,
	2024	2023	2022
Class A Common Stock:
Basic shares	25,751,386	25,592,928	26,251,536
Assumed conversion of stock options and unvested shares	226,015	406,303	359,176
Diluted shares	25,977,401	25,999,231	26,610,712
Class B Common Stock:
Basic and diluted shares	21,331,127	21,472,531	21,995,865
NOTE 12 – LEASES
The Company leases certain buildings, warehouses, land, transportation equipment, operating equipment and office equipment with remaining lease terms from less than 1 year up to 18 years. The Company reviews all options to extend, terminate, or purchase a right of use asset at the time of lease inception and accounts for options deemed reasonably certain.
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
As of October 31, 2024, the Company had no significant leases that had not commenced.
The following table presents the lease expense components:

	Year Ended
(in millions)	October 31, 2024	October 31, 2023
Operating lease cost	$72.2	$64.4
Finance lease cost - amortization	7.1	4.8
Finance lease cost - interest	2.7	2.4
Other lease cost*	34.0	28.0
Total lease cost	$116.0	$99.6
*includes variable and short-term lease costs

Future maturity for the Company’s lease liabilities, during the next five years, and in the aggregate for the years thereafter, are as follows:

(in millions)	Operating Leases	Finance Leases	Total expected payments
2025	$68.2	$8.9	$77.1
2026	57.7	7.9	65.6
2027	48.0	7.1	55.1
2028	39.4	6.9	46.3
2029	29.4	6.2	35.6
Thereafter	100.6	12.0	112.6
Total lease payments	$343.3	$49.0	$392.3
Less: interest	(56.6)	(9.2)	(65.8)
Lease liabilities	$286.7	$39.8	$326.5
The following table presents the weighted-average lease term and discount rate as of October 31, 2024 and October 31, 2023:

	October 31, 2024	October 31, 2023
Weighted-average remaining lease term (years):
Operating leases	8.4	9.1
Finance leases	6.4	7.9
Weighted-average discount rate:
Operating leases	4.71%	4.50%
Finance leases	6.05%	6.18%
The following table presents other required lease related information:

(in millions)	October 31, 2024	October 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating liabilities	$71.9	$64.3
Financing cash flows used for finance leases	6.5	4.5
Leased assets obtained in exchange for new lease liabilities:
Leased assets obtained in exchange for new operating lease liabilities	69.6	95.0
Leased assets obtained in exchange for new finance lease liabilities	6.4	42.0
NOTE 13 – BUSINESS SEGMENT INFORMATION
The Company has seven operating segments, which are aggregated into three reportable segments: Global Industrial Packaging; Paper Packaging & Services; and Land Management. The Global Industrial Packaging reportable segment is the aggregation of five operating segments: Global Industrial Packaging – North America; Global Industrial Packaging – Latin America; Global Industrial Packaging – Europe, Middle East and Africa; Global Industrial Packaging – Asia Pacific; and Global Industrial Packaging – Ipackchem.
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
The following tables present net sales disaggregated by geographic area for each reportable segment for the year ended October 31, 2024:

	Year Ended October 31, 2024
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$1,124.0	$1,388.0	$612.3	$3,124.3
Paper Packaging & Services	2,261.4	—	42.1	2,303.5
Land Management	20.3	—	—	20.3
Total net sales	$3,405.7	$1,388.0	$654.4	$5,448.1

The following tables present net sales disaggregated by geographic area for each reportable segment for the year ended October 31, 2023:

	Year Ended October 31, 2023
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Global Industrial Packaging	$1,093.0	$1,310.9	$532.9	$2,936.8
Paper Packaging & Services	2,218.0	—	42.5	2,260.5
Land Management	21.3	—	—	21.3
Total net sales	$3,332.3	$1,310.9	$575.4	$5,218.6
The following reportable segment information is presented for each of the three years in the period ended October 31:

(in millions)	2024	2023	2022
Operating profit:
Global Industrial Packaging	$341.1	$334.3	$313.7
Paper Packaging & Services	115.6	264.1	298.5
Land Management	7.9	7.1	9.0
Total operating profit	$464.6	$605.5	$621.2

Depreciation, depletion and amortization expense:
Global Industrial Packaging	$122.3	$95.3	$73.9
Paper Packaging & Services	136.8	133.1	139.9
Land Management	2.2	2.2	2.8
Total depreciation, depletion and amortization expense	$261.3	$230.6	$216.6

Capital expenditures:
Global Industrial Packaging	$76.0	$83.9	$55.1
Paper Packaging & Services	88.9	120.6	90.6
Land Management	0.2	1.1	—
Total segment	165.1	205.6	145.7
Corporate and other	9.1	12.6	16.2
Total capital expenditures	$174.2	$218.2	$161.9

The following table presents total assets by reportable segment and total long lived assets, net by geographic area:

(in millions)	October 31, 2024	October 31, 2023
Assets:
Global Industrial Packaging	$3,439.1	$2,737.5
Paper Packaging & Services	2,538.8	2,541.1
Land Management	255.0	253.2
Total segment	6,232.9	5,531.8
Corporate and other	414.7	429.0
Total assets	$6,647.6	$5,960.8

Long lived assets, net*:
United States	$1,455.3	$1,468.6
Europe, Middle East and Africa	373.7	311.9
Asia Pacific and other Americas	146.0	102.9
Total properties, plants and equipment, net	$1,975.0	$1,883.4
*includes property, plants and equipment, net, operating lease assets and finance lease assets
NOTE 14 – COMPREHENSIVE INCOME (LOSS)
The following table provides the roll forward of accumulated other comprehensive income (loss) for the years ended October 31, 2024 and 2023:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2022	$(316.5)	$72.8	$(58.6)	$(302.3)
Other Comprehensive Income (Loss)	$(1.2)	$(1.1)	$(11.9)	$(14.2)
Balance as of October 31, 2023	$(317.7)	$71.7	$(70.5)	$(316.5)
Other Comprehensive Income (Loss)	3.6	(37.8)	(4.4)	(38.6)
Balance as of October 31, 2024	$(314.1)	$33.9	$(74.9)	$(355.1)
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
Redeemable noncontrolling interests are reflected in the consolidated balance sheets at redemption value. The following table provides the rollforward of the redeemable noncontrolling interest for the years ended October 31, 2024 and 2023:

(in millions)	Redeemable Noncontrolling Interest
Balance as of October 31, 2022	$15.8
Current period mark to redemption value	(0.1)
Repurchase of redeemable shareholder interest	(4.6)
Acquisition of redeemable shareholder interest	113.0
Redeemable noncontrolling interest share of income	2.7
Dividends to redeemable noncontrolling interest and other	(1.5)
Balance as of October 31, 2023	125.3
Current period mark to redemption value	(1.0)
Acquisition of redeemable shareholder interest	2.0
Redeemable noncontrolling interest share of income	8.5
Dividends to redeemable noncontrolling interest and other	(4.9)
Balance as of October 31, 2024	$129.9

Report of Independent Registered Public Accounting Firm
To the shareholders and Board of Directors of Greif, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Greif, Inc. and subsidiary companies (the “Company”) as of October 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 23, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Goodwill - Paper Packaging & Services Reporting Unit and Global Industrial Packaging - Asia Pacific Reporting Unit - Refer to Note 3 to the Financial Statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves comparing the carrying value of the reporting unit to the estimated fair value of the reporting unit. The Company’s determination of the estimated fair value of the reporting units is based on both the market approach and a discounted cash flow analysis utilizing the income approach. The determination of the estimated fair value of the reporting units using the market approach and the income approach requires management to make significant estimates and assumptions related to the valuation of the reporting units. Changes in these assumptions could have a significant impact on either the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. The Company’s consolidated goodwill balance was $1,954 billion as of October 31, 2024, of which $805 million and $96 million were allocated to the Paper Packaging & Services (“PPS”) reporting unit and Global Industrial Packaging - Asia Pacific (“GIP APAC”) reporting unit, respectively. The estimated fair value of the PPS and GIP APAC reporting units exceeded their carrying value, therefore no impairment was recognized.

We identified the valuation of the PPS and the GIP APAC reporting units as a critical audit matter because of the significant judgments made by management to estimate their fair values. This required a high degree of auditor judgment and an increased extent of effort to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of future net sales, gross profit margins and operating expenses, as well as the selection of valuation multiples and discount rates, including the need to involve our internal fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future net sales, gross profit margins and operating expenses, as well as the selection of valuation multiples and discount rates for the PPS and GIP APAC reporting units included the following, among others:
•We tested the effectiveness of internal controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the PPS and GIP APAC reporting units, such as controls related to management’s forecast of future net sales, gross profit margins, operating expenses, and EBITDA, as well as the selection of valuation multiples and discount rates.
•We performed a sensitivity analysis of the forecasts of future net sales, gross profit margins, operating expenses, and EBITDA and discount rates, which included their impact on future cash flows.
•We evaluated management’s ability to accurately forecast net sales, gross profit margins, operating expenses, and EBITDA and evaluated the reasonableness of these assumptions by comparing management’s forecasts for historical periods to actual results for those periods.
•We evaluated the reasonableness of management’s forecasts of future net sales, gross profit margins, operating expenses, and EBITDA by comparing the forecasts to historical and forecasted information included in third-party macroeconomic benchmarking reports.
•With the assistance of our internal fair value specialists, we evaluated the reasonableness of the long-term net sales growth rates, the selection of valuation multiples, and discount rates by:
◦Testing the source information underlying the determination of long-term net sales growth rates, the selection of valuation multiples, and discount rates, including the mathematical accuracy of the calculations.
◦Comparing the long-term net sales growth rates to third-party macroeconomic benchmarking reports.
◦Developing a range of independent estimates for the selection of valuation multiples and discount rates and comparing the valuation multiples and discount rates selected by management to those ranges.
•We evaluated the experience, qualifications, and objectivity of management’s experts.

/s/ Deloitte & Touche LLP

Columbus, Ohio
December 23, 2024

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
Disclosure Controls and Procedures
We completed the Ipackchem Acquisition on March 26, 2024. The scope of our assessment of the effectiveness of internal controls over financial reporting for the fiscal year ended October 31, 2024, will not include the Ipackchem Acquisition. This exclusion is in accordance with the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from the scope of assessment in the year of acquisition.
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
All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore can provide only reasonable assurance of achieving the designed control objectives. The Company’s internal control system is supported by written policies and procedures, contains self-monitoring mechanisms, and is audited by the internal audit function. Appropriate actions are taken by management to correct deficiencies as they are identified. As allowed by the Securities and Exchange Commission’s general guidance, management excluded Ipackchem, which was acquired in 2024, from its assessment of internal control over financial reporting. This acquisition constituted approximately 10% of total assets and approximately 3% of net sales, included in our consolidated financial statements as of and for the year ended October 31, 2024.
As of October 31, 2024, management has assessed the effectiveness of the Company’s internal control over financial reporting. In making this assessment, we used the criteria described in “Internal Control - Integrated Framework (2013)” issued by the

Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2024.
Our internal control over financial reporting as of October 31, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Report of Independent Registered Public Accounting Firm
To the shareholders and Board of Directors of Greif, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Greif, Inc. and subsidiary companies (the “Company”) as of October 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2024, of the Company and our report dated December 23, 2024, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Ipackchem Group SAS, which was acquired on March 26, 2024, and whose financial statements constitute approximately 10% of total assets and approximately 3% of total net sales of the consolidated financial statement amounts as of and for the year ended October 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at Ipackchem Group SAS.
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
December 23, 2024

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal Number 1 – Election of Directors” in the 2025 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by Items 401(b) and (d)-(f) of Regulation S-K will be contained under the caption “Corporate Governance - Executive Officers of the Company” in the 2025 Proxy Statement, which information is incorporated herein by reference.
We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of the date of this filing, the members of the Audit Committee were Robert Patterson, Karen Morrison, Jillian Evanko and B. Andrew Rose. Mr. Patterson is Chairperson of the Audit Committee. Our Board of Directors has determined that Mr. Patterson is an “Audit Committee Financial Expert,” as that term is defined in Item 401(h)(2) of Regulation S-K, and “Independent,” as that term is defined in Rule 10A-3 of the Exchange Act.
Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10 percent of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Corporate Governance—Stock Holdings of Certain Owners and Management—Delinquent Section 16(a) Reports” in the 2025 Proxy Statement, which information is incorporated herein by reference.
Information concerning the procedures by which stockholders may recommend nominees to our Board of Directors will be found under the caption “Other Matters - Stockholder Recommendations for Director Nominees” in the 2025 Proxy Statement. There has been no material change to the nomination procedures we previously disclosed in the proxy statement for our 2024 annual meeting of stockholders.
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
ITEM 11. EXECUTIVE COMPENSATION
The 2025 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the caption “Compensation Discussion and Analysis;” information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Matters - Compensation Committee Interlocks and Insider Participation;” and information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Matters- Compensation Committee Report.” This information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Corporate Governance - Stock Holdings of Certain Owners and Management” in the 2025 Proxy Statement, which information is incorporated herein by reference.
Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Executive Compensation Tables - Equity Compensation Plan Information” in the 2025 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Other Matters - Certain Relationships and Related Transactions” in the 2025 Proxy Statement, which information is incorporated herein by reference.
Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance – Director Independence” in the 2025 Proxy Statement, which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Audit Committee Matters - Fees of Independent Registered Public Accounting Firm” in the 2025 Proxy Statement, which information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
EXHIBITS

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
2.1
Sale and Purchase Agreement dated November 17, 2023, among the sellers listed in Schedule 1 thereto, SK Impact Group S.à r.l., Ipack, Ipack II, Fuluolin II, Ipackchem Group SAS, Greif International Holding B.V., and Greif Packaging LLC.
Current Report on Form 8-K dated March 27, 2024, File No. 001-00566 (see Exhibit 10.2 therein).

2.2
Amendment No.1 dated March 26, 2024 to the Sale and Purchase Agreement dated November 17, 2023, among the sellers listed in Schedule 1 thereto, SK Impact Group S.à r.l., Ipack, Ipack II, Fuluolin II, Ipackchem Group SAS, Greif France Holding SAS, and Greif Packaging LLC.
Current Report on Form 8-K dated March 27, 2024, File No. 001-00566 (see Exhibit 10.3 therein).

3.1	Amended and Restated Certificate of Incorporation of Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 3(a) therein).

3.2	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Definitive Proxy Statement on Form 14A dated January 27, 2003, File No. 001-00566 (see Exhibit A therein).

3.3	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 3.1 therein).

3.4	Third Amended and Restated By-Laws of Greif, Inc.	Current Report on Form 8-K dated September 3, 2021, File No. 001-00566 (see Exhibit 99.2 therein).

3.5	Amendment to Third Amended and Restated By-Laws of Greif, Inc.	Current Report on Form 8-K dated December 11, 2023, File No. 001-00566 (see Exhibit 99.3 therein).

4	Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934.	Annual Report on Form 10-K for the fiscal year ended October 31, 2019, File No. 001-00566 (see Exhibit 4.3 therein).

10.1*	Greif, Inc. Second Amended and Restated Directors’ Deferred Compensation Plan, effective January 1, 2008.	Contained herein.

10.2*	Supplemental Retirement Benefit Agreement.	Annual Report on Form 10-K for the fiscal year ended October 31, 1999, File No. 001-00566 (see Exhibit 10(i) therein).

10.3*	Greif, Inc. Second Amended and Restated Supplemental Executive Retirement Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2007, File No. 001-00566 (see Exhibit 10(f) therein).

10.4*	Greif, Inc. 2020 Long-Term Incentive Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (See Exhibit 10.8 therein).

10.5*	Form of Performance Stock Unit Award Document for the Greif, Inc. 2020 Long-Term Incentive Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (See Exhibit 10.9 therein).

10.6*	Form of Restricted Stock Unit Award Document – Time Vesting for the Greif, Inc. 2020 Long-Term Incentive Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (See Exhibit 10.10 therein).

10.7*	Greif, Inc. Performance-Based Incentive Compensation Plan.	Definitive Proxy Statement on Form 14A dated January 25, 2002, File No. 001-00566 (see Exhibit B therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10.8*	Amendment No. 1 to the Greif, Inc. Performance-Based Incentive Compensation Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2011, File No. 001-00566 (See Exhibit 10(i) therein).

10.9*	Amendment No. 2 to the Greif, Inc. Performance-Based Incentive Compensation Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2013, File No. 001-00566 (See Exhibit 10.10 therein).

10.10*	Amendment No. 3 to the Greif, Inc. Performance-Based Incentive Compensation Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2017, File No. 001-00566 (See Exhibit 10.11 therein).

10.11*	Greif, Inc. 2001 Management Equity Incentive and Compensation Plan.	Definitive Proxy Statement on Form DEF 14A dated January 26, 2001, File No. 001-00566 (see Exhibit A therein).

10.12*	Amendment No. 1 to the Greif, Inc. 2001 Management Equity Incentive and Compensation Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2011, File No. 001-00566 (See Exhibit 10(k) therein).

10.13*	Amendment No. 2 to the Greif, Inc. 2001 Management Equity Incentive and Compensation Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2015, File No. 001-00566 (See Exhibit 10.13.2 therein).

10.14*	Amendment No. 3 to the Greif, Inc. 2001 Management Equity Incentive and Compensation Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (See Exhibit 10.18 therein).

10.15*	Greif, Inc. Amended and Restated Outside Directors Equity Award Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2023, File No. 001-00566 (see Exhibit 10.1 therein).

10.16*	Stock Option Award Agreement for the Greif, Inc. Amended and Restated Outside Directors Equity Award Plan.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(c) therein).

10.17*	Restricted Share Award Agreement for the Greif, Inc. Amended and Restated Outside Directors Equity Award Plan.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(d) therein).

10.18*	Greif, Inc. Amended and Restated Nonqualified Deferred Compensation Plan, effective June 1, 2008.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, File No. 001-00566 (see Exhibit 10.5 therein).

10.19*	Amendment No. 1 to the Greif, Inc. Amended and Restated Nonqualified Deferred Compensation Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, File No. 001-00566 (see Exhibit 10.6 therein).

10.20*	Greif, Inc. Nonqualified Supplemental Deferred Compensation Plan, effective January 1, 2020.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, File No. 001-00566 (see Exhibit 10.3 therein).

10.21*	Amendment No. 1 to the Greif, Inc. Nonqualified Supplemental Deferred Compensation Plan.	Current Report on Form 8-K dated June 30, 2023, File No. 001-00566 (see Exhibit 10.1 therein).

10.22*	Form Nonqualified Supplemental Deferred Compensation Plan Participation Letter.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, File No. 001-00566 (see Exhibit 10.4 therein).

10.23*	Defined Contribution Supplemental Executive Retirement Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013, File No. 001-00566 (see Exhibit 10.1 therein).

10.24*	Incentive Compensation Recovery Policy.	Annual Report on Form 10-K for the fiscal year ended October 31, 2022, File No. 001-00566 (see Exhibit 24 therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
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
Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2022, File No. 001-00566 (see Exhibit 10.1 therein).

10.26
Incremental Term Loan Agreement, dated March 25, 2024, as an amendment to the Second Amended and Restated Credit Agreement, dated March 1, 2022, among Greif, Inc., as borrower, and certain other Greif US subsidiaries, as guarantors, a syndicate of lenders, as lenders, Wells Fargo Securities, LLC, as Lead Arranger, and JPMorgan Chase Bank, as Administrative Agent.
Current Report on Form 8-K dated March 27, 2024, File No. 001-00566 (see Exhibit 10.1 therein).

10.27
Credit Agreement, dated May 17, 2023, among Greif, Inc., as the Company, Greif Packaging LLC, as the Borrower, CoBank, ACB, as Administrative Agent, and the Other Lenders Party hereto, CoBank, ACB, as Lead Arranger and Bookrunner.
Current Report on Form 8-K dated May 19, 2023, File No. 001-00566 (see Exhibit 99.1 therein).

10.28
Letter dated April 19, 2024, between Coöperatieve Rabobank U.A., Nieuw Amsterdam Receivables Corporation B.V., Greif, Inc., Greif Service Belgium BV and Cooperage Receivables Finance B.V., extending the maturity date of the European receivables financing arrangement to April 22, 2025.
Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2024, File No. 001-00566 (see Exhibit 10.1 therein).

10.29
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
Current Report on Form 8-K dated September 26, 2019, File No. 001-00566 (see Exhibit 99.1 therein).

10.30	Amendment No. 1, dated May 17, 2023, to the Third Amended and Restated Sale Agreement.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2023, File No. 001-00566 (see Exhibit 10.2 therein).

10.31
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
Annual Report on Form 10-K for the fiscal year ended October 31, 2019, File No. 001-00566 (see Exhibit 10.26 therein).

10.32	Amendment No. 1 to the Third Amended and Restated Transfer and Administration Agreement.	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (see Exhibit 10.36 therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10.33	Amendment No. 2 to the Third Amended and Restated Transfer and Administration Agreement.	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2021, File No. 001-00566 (see Exhibit 10.1 therein).

10.34	Amendment No. 3 to the Third Amended and Restated Transfer and Administration Agreement.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2021, File No. 001-00566 (see Exhibit 10.2 therein).

10.35	Amendment No. 4 to the Third Amended and Restated Transfer and Administration Agreement.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022, File No. 001-00566 (see Exhibit 10.3 therein).

10.36	Amendment No. 5, dated May 17, 2023, to the Third Amended and Restated Transfer and Administration Agreement.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2023, File No. 001-00566 (see Exhibit 10.3 therein).

10.37
Omnibus Amendment No. 6, dated May 17, 2024, to the Third Amended and Restated Transfer and Administration Agreement dated September 24, 2019, by and among Greif Receivables Funding LLC, as seller, Container Life Cycle Management LLC, Lee Container, LLC, and Lee Container Iowa, LLC, Greif Packaging LLC, Delta Petroleum Company, Inc., American Flange & Manufacturing Co. Inc., Caraustar Mill Group, Inc., Caraustar Industrial and Consumer Products Group, Inc., Caraustar Recovered Fiber Group, Inc., The Newark Group, Inc., Caraustar Consumer Products Group, LLC, and Cascade Paper Converters Co., as originators.
Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2024, File No. 001-00566 (see Exhibit 10.2 therein).

10.38
Assignment agreement, dated March 31, 2020, by and among Greif Receivables Funding LLC, Greif Packaging LLC, Custom Packaging Group LLC, the other Originators party hereto, Greif, Inc., the Investors, Administrators and Managing Agents party hereto and Bank of America, N.A., as Agent.
Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, File No. 001-00566 (see Exhibit 10.1 therein).

19	Insider Trading Policy	Contained herein.

21	Subsidiaries of the Registrant.	Contained herein.

23	Consent of Deloitte & Touche LLP. (PCAOB Firm ID: 34)	Contained herein.

24.1	Powers of Attorney for John W. McNamara, Bruce A. Edwards, Mark A. Emkes, Robert M. Patterson, Kimberly T. Scott, and Karen A. Morrison.	Annual Report on Form 10-K for the fiscal year ended October 31, 2022, File No. 001-00566 (see Exhibit 24 therein).

24.2	Power of Attorney for Frank C. Miller.	Annual Report on Form 10-K for the fiscal year ended October 31, 2023, File No. 001-00566 (see Exhibit 24.2 therein).

24.3	Power of Attorney for Jillian C. Evanko and B. Andrew Rose.	Contained herein.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended October 31, 2024, formatted in Inline XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidate Balance Sheets, (iv) Consolidated Statements of Cash Flow, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements.
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

Greif, Inc.
(Registrant)
Date:	December 23, 2024	By:	/s/ OLE G. ROSGAARD
Ole G. Rosgaard
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ OLE G. ROSGAARD	/s/ LAWRENCE A. HILSHEIMER
Ole G. Rosgaard	Lawrence A. Hilsheimer
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Member of the Board of Directors	(principal financial officer)
(principal executive officer)

/s/ MICHAEL J. TAYLOR	BRUCE A. EDWARDS*
Michael J. Taylor	Bruce A. Edwards
Vice President, Corporate Financial Controller	Chairman
(principal accounting officer)	Member of the Board of Directors

B. ANDREW ROSE*	FRANK C. MILLER*
B. Andrew Rose	Frank C. Miller
Member of the Board of Directors	Member of the Board of Directors

JILLIAN C. EVANKO*	JOHN W. MCNAMARA*
Jillian C. Evanko	John W. McNamara
Member of the Board of Directors	Member of the Board of Directors

KAREN A. MORRISON*	KIMBERLY T. SCOTT*
Karen A. Morrison	Kimberly T. Scott
Member of the Board of Directors	Member of the Board of Directors

MARK A. EMKES*	ROBERT M. PATTERSON*
Mark A. Emkes	Robert M. Patterson
Member of the Board of Directors	Member of the Board of Directors

*	The undersigned, Ole G. Rosgaard, by signing his name hereto, does hereby execute this Form 10-K on behalf of each of the above-named persons pursuant to powers of attorney duly executed by such persons and filed as an exhibit to this Form 10-K.

By:	/s/ OLE. G. ROSGAARD
Ole G. Rosgaard
Each of the above signatures is affixed as of December 23, 2024.