Form 10-Q
period 2025-01-31
GREIF, INC
filed 2025-02-27
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock	GEF	New York Stock Exchange
Class B Common Stock	GEF-B	New York Stock Exchange
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on February 25, 2025:

Class A Common Stock	26,105,959 shares
Class B Common Stock	21,331,127 shares

Table of Content

Table of Content
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended January 31,
(in millions, except per share amounts)	2025	2024
Net sales	$1,265.8	$1,205.8
Cost of products sold	1,020.3	984.2
Gross profit	245.5	221.6
Selling, general and administrative expenses	167.7	145.8
Acquisition and integration related costs	2.2	2.6
Restructuring charges	2.7	5.7
Non-cash asset impairment charges	13.7	1.3
Gain on disposal of properties, plants and equipment, net	(1.6)	(2.7)
Loss on disposal of businesses, net	0.9	—
Operating profit	59.9	68.9
Interest expense, net	37.7	24.2
Other expense, net	0.4	9.1
Income before income tax expense and equity earnings of unconsolidated affiliates, net	21.8	35.6
Income tax expense (benefit)	7.8	(38.2)
Equity earnings of unconsolidated affiliates, net of tax	(0.4)	(0.5)
Net income	14.4	74.3
Net income attributable to noncontrolling interests	(5.8)	(7.1)
Net income attributable to Greif, Inc.	$8.6	$67.2
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$0.15	$1.17
Class B common stock	$0.22	$1.75
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$0.15	$1.17
Class B common stock	$0.22	$1.75
Weighted-average number of Class A common shares outstanding:
Basic	25.9	25.5
Diluted	26.0	25.6
Weighted-average number of Class B common shares outstanding:
Basic	21.3	21.3
Diluted	21.3	21.3
Cash dividends declared per common share:
Class A common stock	$0.54	$0.52
Class B common stock	$0.80	$0.77
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended January 31,
(in millions)	2025	2024
Net income	$14.4	$74.3
Other comprehensive income (loss), net of tax:
Foreign currency translation	(41.0)	27.6
Derivative financial instruments	8.8	(36.2)
Minimum pension liabilities	2.4	(2.7)
Other comprehensive loss, net of tax	(29.8)	(11.3)
Comprehensive (loss) income	(15.4)	63.0
Comprehensive income attributable to noncontrolling interests	5.5	7.1
Comprehensive (loss) income attributable to Greif, Inc.	$(20.9)	$55.9
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	January 31, 2025	October 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$201.1	$197.7
Trade accounts receivable, net of allowance	706.0	746.9
Inventories:
Raw materials	312.5	299.6
Finished goods	104.2	99.9
Assets held for sale	4.2	3.1
Prepaid expenses	86.0	55.8
Other current assets	183.1	146.4
	1,597.1	1,549.4
Long-term assets
Goodwill	1,941.6	1,953.7
Other intangible assets, net of amortization	908.3	937.1
Deferred tax assets	32.6	36.9
Pension assets	46.9	46.0
Operating lease right-of-use assets	269.7	284.5
Finance lease right-of-use assets	37.0	38.4
Other long-term assets	135.2	149.5
	3,371.3	3,446.1
Properties, plants and equipment
Timber properties, net of depletion	231.4	231.2
Land	155.5	158.0
Buildings	584.4	605.6
Machinery and equipment	2,290.6	2,308.7
Capital projects in progress	169.0	159.6
	3,430.9	3,463.1
Accumulated depreciation	(1,813.6)	(1,811.0)
	1,617.3	1,652.1
Total assets	$6,585.7	$6,647.6
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	January 31, 2025	October 31, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$473.3	$521.9
Accrued payroll and employee benefits	106.6	156.9
Restructuring reserves	4.9	4.9
Current portion of long-term debt	95.8	95.8
Short-term borrowings	322.2	18.6
Current portion of operating lease liabilities	55.4	56.5
Current portion of finance lease liabilities	5.9	5.6
Other current liabilities	153.7	154.2
	1,217.8	1,014.4
Long-term liabilities
Long-term debt	2,422.2	2,626.2
Operating lease liabilities	216.3	230.2
Finance lease liabilities	30.8	34.2
Deferred tax liabilities	299.3	295.1
Pension liabilities	57.9	59.2
Postretirement benefit obligations	5.6	5.6
Contingent liabilities and environmental reserves	19.5	19.1
Long-term income tax payable	—	11.7
Other long-term liabilities	106.4	104.5
	3,158.0	3,385.8
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	131.0	129.9
Equity
Common stock, without par value	240.3	230.3
Treasury stock, at cost	(277.0)	(279.0)
Retained earnings	2,461.7	2,486.2
Accumulated other comprehensive loss, net of tax:
Foreign currency translation	(354.8)	(314.1)
Derivative financial instruments	42.7	33.9
Minimum pension liabilities	(72.5)	(74.9)
Total Greif, Inc. shareholders’ equity	2,040.4	2,082.4
Noncontrolling interests	38.5	35.1
Total shareholders’ equity	2,078.9	2,117.5
Total liabilities and shareholders’ equity	$6,585.7	$6,647.6
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended January 31,
(in millions)	2025	2024
Cash flows from operating activities:
Net income	14.4	$74.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	66.6	60.4
Non-cash asset impairment charges	13.7	1.3
Gain on disposals of properties, plants and equipment, net	(1.6)	(2.7)
Loss on disposals of businesses, net	0.9	—
Unrealized foreign exchange loss	0.5	7.6
Deferred income tax benefit	(0.6)	(49.2)
Non-cash lease expense	14.6	12.2
Other, net	0.4	0.5
Increase (decrease) in cash from changes in certain assets and liabilities, net of impacts from acquisitions:
Trade accounts receivable	31.9	21.5
Inventories	(21.5)	(28.0)
Accounts payable	(33.5)	(21.1)
Restructuring reserves	—	0.2
Operating leases	(14.6)	(12.5)
Pension and post-retirement benefit liabilities	(1.8)	(3.3)
Other, net	(100.2)	(56.7)
Net cash (used in) provided by operating activities	(30.8)	4.5
Cash flows from investing activities:
Purchases of business, net of cash acquired	(4.6)	—
Purchases of properties, plants and equipment	(35.7)	(55.6)
Purchases of timber properties	(1.6)	(1.8)
Payments for deferred purchase price of acquisitions	(1.2)	(1.2)
Proceeds from the sale of properties, plants, equipment and other assets	2.5	5.0
Payments for the sale of businesses	(0.9)	—
Proceeds from hedging derivatives	22.5	—
Net cash used in investing activities	(19.0)	(53.6)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	724.9	529.1
Payments on long-term debt	(570.5)	(419.2)
Payments on short-term borrowings, net	(2.1)	12.7
Proceeds from trade accounts receivable credit facility	7.4	0.7
Payments on trade accounts receivable credit facility	(55.9)	(49.2)
Dividends paid to Greif, Inc. shareholders	(31.0)	(29.7)
Dividends paid to noncontrolling interests	(2.0)	—
Tax withholding payments for stock-based awards	(6.4)	(6.8)
Other, net	(1.9)	(1.5)
Net cash provided by financing activities	62.5	36.1
Effects of exchange rates on cash	(9.3)	11.4
Net increase (decrease) in cash and cash equivalents	3.4	(1.6)
Cash and cash equivalents at beginning of period	197.7	180.9
Cash and cash equivalents at end of period	$201.1	$179.3
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended January 31, 2025
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2024	47,181	$230.3	29,661	$(279.0)	$2,486.2	$(355.1)	$2,082.4	$35.1	$2,117.5
Net income					8.6		8.6	5.8	14.4
Other comprehensive income (loss):
Foreign currency translation						(40.7)	(40.7)	(0.3)	(41.0)
Derivative financial instruments, net of $2.8 million of income tax benefit						8.8	8.8		8.8
Minimum pension liability adjustment, net of $0.0 million income tax expense						2.4	2.4		2.4
Comprehensive loss			.				(20.9)		(15.4)
Current period mark to redemption value of redeemable noncontrolling interest					(2.1)		(2.1)		(2.1)
Net income allocated to redeemable noncontrolling interests							—	(1.5)	(1.5)
Dividends paid to Greif, Inc. shareholders ($0.54 and $0.80 per Class A share and Class B share, respectively)					(31.0)		(31.0)		(31.0)
Dividends paid to noncontrolling interests and other							—	(0.6)	(0.6)
Colleague stock purchase plan	45	2.1	(45)	0.3			2.4		2.4
Long-term incentive shares issued	211	6.6	(211)	1.7			8.3		8.3
Share based compensation	—	1.3	—	—			1.3		1.3
As of January 31, 2025	47,437	$240.3	29,405	$(277.0)	$2,461.7	$(384.6)	$2,040.4	$38.5	$2,078.9

	Three Months Ended January 31, 2024
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2023	46,805	$208.4	30,037	$(281.9)	$2,337.9	$(316.5)	$1,947.9	$38.4	$1,986.3
Net income					67.2		67.2	7.1	74.3
Other comprehensive income (loss):
Foreign currency translation						27.6	27.6	—	27.6
Derivative financial instruments, net of $11.9 million income tax expense						(36.2)	(36.2)		(36.2)
Minimum pension liability adjustment, net of $0.1 million income tax benefit						(2.7)	(2.7)		(2.7)
Comprehensive income							55.9		63.0
Current period mark to redemption value of redeemable noncontrolling interest					2.3		2.3		2.3
Net income allocated to redeemable noncontrolling interests							—	(1.6)	(1.6)
Dividends paid to Greif, Inc. shareholders ($0.52 and $0.77 per Class A share and Class B share, respectively)					(29.7)		(29.7)		(29.7)
Colleague stock purchase plan	33	1.8	(33)	0.2			2.0		2.0
Long-term incentive shares issued	283	10.5	(283)	2.2			12.7		12.7
Share based compensation	—	1.4	—	—			1.4		1.4
As of January 31, 2024	47,121	$222.1	29,721	$(279.5)	$2,377.7	$(327.8)	$1,992.5	$43.9	$2,036.4

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
The 2024 fiscal year of Greif, Inc. and its subsidiaries (the “Company”) began on November 1, 2023 and ended on October 31, 2024. Any references to the 2024 fiscal year or to any quarter of that year, relates to the fiscal year or quarter, as the case may be, ended October 31, 2024, unless otherwise stated. The Company is changing its fiscal year, effective for the 2025 fiscal year. The 2025 fiscal year began on November 1, 2024 and will end on September 30, 2025, and accordingly, will consist of eleven months. The Company’s fourth fiscal quarter of 2025 will be the two-month period ending September 30, 2025. Thereafter, the Company’s fiscal year will begin on October 1 and end on September 30 of the following year.
The information filed herein reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated balance sheet as of January 31, 2025 and the condensed consolidated balance sheet as of October 31, 2024, the interim condensed consolidated statements of income, comprehensive income (loss) and changes in shareholders’ equity for the three months ended January 31, 2025 and 2024 and the interim condensed consolidated statements of cash flows for the three months ended January 31, 2025 and 2024 of the Company. The interim condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling interest and are accounted for using either the equity or cost method, as appropriate.
The unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2024 (the “2024 Form 10-K”).
Recast of Certain Prior Period Information
In December 2024, the Company announced changes to its reporting structure, moving to a material solution-based structure. The Company believes this structure will enable the Company to more efficiently utilize its robust scale and global network of facilities, align operations to capitalize on its deep subject matter expertise, enable further innovation and growth, and optimize cross-selling and margin expansion opportunities. This internal re-alignment has resulted in a change in the Company’s reportable segments. Prior period segment information for the 2024 fiscal year has been recast to conform to the way the Company internally manages and monitors its business during the 2025 fiscal year.
The recast of prior period information had no impact on the Company’s interim condensed consolidated balance sheets, interim condensed consolidated statements of income, interim condensed consolidated statements of comprehensive income (loss), interim condensed consolidated statements of changes in shareholders’ equity and the interim condensed consolidated statements of cash flows.
Newly Adopted Accounting Standards
There have been no new accounting standards adopted since the filing of the 2024 Form 10-K that have significance, or potential significance, to the interim condensed consolidated financial statements.
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, "Income Taxes (Topic 740): Improvements to Tax Disclosures,” which is intended to improve the effectiveness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The effective date for the Company to adopt this ASU is for the fiscal year beginning October 1, 2025. The

Table of Content
Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income (loss), cash flow and disclosures.
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The effective date for the Company to adopt this ASU is for the fiscal year and interim periods beginning November 1, 2024 and October 1, 2025 respectively. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income (loss), cash flow and disclosures.
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which is intended to improve disclosures related to the Company’s certain income statement expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The effective date for the Company to adopt this ASU is for the fiscal year and interim periods beginning October 1, 2027 and October 1, 2028 respectively. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income (loss), cash flow and disclosures.
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

Table of Content
The following table summarizes the consideration transferred to acquire Ipackchem and the preliminary valuation of identifiable assets acquired and liabilities assumed at the acquisition date:

(in millions)	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments	Amount Recognized as of Acquisition Date (as Adjusted)
Fair value of consideration transferred
Cash consideration	$582.1	$—	$582.1

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$14.5	$—	$14.5
Accounts receivable	50.9	—	50.9
Inventories	36.7	—	36.7
Other current assets	4.9	(0.6)	4.3
Intangibles	231.7	1.4	233.1
Operating lease right-of-use assets	15.1	2.4	17.5
Finance lease right-of-use assets	8.2	2.2	10.4
Other long-term assets	1.0	—	1.0
Properties, plants and equipment	91.5	(2.9)	88.6
Total assets acquired	454.5	2.5	457.0

Accounts payable	(17.2)	—	(17.2)
Short-term borrowings	(26.2)	—	(26.2)
Other current liabilities	(13.2)	0.1	(13.1)
Operating lease liabilities	(14.2)	(3.3)	(17.5)
Finance lease liabilities	(10.0)	(0.5)	(10.5)
Long-term deferred tax liability	(62.1)	(0.5)	(62.6)
Other long-term liabilities	(5.3)	(2.5)	(7.8)
Total liabilities assumed	(148.2)	(6.7)	(154.9)
Total identifiable net assets	$306.3	(4.2)	302.1
Goodwill	$275.8	$4.2	$280.0
The Company recognized goodwill related to this acquisition of $280.0 million. The goodwill recognized in this acquisition was attributable to the acquired assembled workforce, expected synergies and economies of scale, none of which qualify for recognition as a separate intangible asset. Ipackchem is reported within the Customized Polymer Solutions segment to which the goodwill was assigned. The goodwill is not expected to be deductible for tax purposes.
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
The Company has not yet finalized the determination of the fair value of assets acquired and liabilities assumed, specifically income taxes, leases and contingencies. The Company expects to finalize these amounts within one year of the acquisition date. The estimate of fair value and purchase price allocation were based on information available at the time of closing the acquisition, and the Company continues to evaluate the underlying inputs and assumptions that are being used in the fair value estimates of all assets acquired and liabilities assumed. Accordingly, these preliminary estimates are subject to adjustments during the measurement period, not to exceed one year from the acquisition date, based upon new information obtained about facts and circumstances that existed as of the date of closing the acquisition.
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

Three Months Ended January 31,
(in millions, except per share amounts)	2024
Pro forma net sales	$1,261.4
Pro forma net income attributable to Greif, Inc.	82.6
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$1.44
Class B common stock	$2.15
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$1.44
Class B common stock	$2.15
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
NOTE 3 — GOODWILL
In December 2024, the Company announced changes to its reporting structure, effective November 1, 2024, moving to a material solution-based structure. This internal re-alignment has resulted in a change in the Company’s reportable segments from three: Global Industrial Packaging; Paper Packaging & Services; and Land Management; to four: Customized Polymer Solutions; Durable Metal Solutions; Sustainable Fiber Solutions; and Integrated Solutions.
Changes to the Company’s operating segments resulted in a change to the Company’s reporting units, which are aligned to the Company’s operating and reportable segments: Customized Polymer Solutions; Durable Metal Solutions; Sustainable Fiber Solutions; and Integrated Solutions. As a result of this segment realignment, the Company allocated goodwill to the reporting units existing under the new organizational structure on a relative fair value basis as of the first quarter of 2025.

Table of Content
In conjunction with the goodwill allocation described above, the Company tested its reporting units for potential impairment immediately before and after the segment realignment and concluded that the estimated fair value of each reporting unit exceeded its respective carrying value.
The following table summarizes the changes in the carrying amount of goodwill by segment for the three months ended January 31, 2025:

(in millions)	Global Industrial Packaging	Paper Packaging & Services	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Integrated Solutions	Total
Balance at October 31, 2024	$1,148.3	$805.4	$—	$—	$—	$—	$1,953.7
Segment recast	(1,148.3)	(805.4)	607.9	401.8	774.1	169.9	—
Goodwill acquired	—	—	11.2	—	—	—	11.2
Currency translation	—	—	(10.1)	(10.9)	—	(2.3)	(23.3)
Balance at January 31, 2025	$—	$—	$609.0	$390.9	$774.1	$167.6	$1,941.6
NOTE 4 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the three months ended January 31, 2025:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2024	$4.8	$0.1	$4.9
Costs incurred and charged to expense	2.0	0.7	2.7
Costs paid or otherwise settled	(2.2)	(0.5)	(2.7)
Balance at January 31, 2025	$4.6	$0.3	$4.9
The focus for restructuring activities in 2025 is to optimize operations to manage a historical period of industrial activity contraction while simultaneously transforming the Company’s internal processes and portfolio mix for optimal alignment to long-term profitable earnings growth.
During the three months ended January 31, 2025, the Company recorded restructuring charges of $2.7 million, as compared to $5.7 million of restructuring charges recorded during the three months ended January 31, 2024. The restructuring activity for the three months ended January 31, 2025 consisted of $2.0 million in employee separation costs and $0.7 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities.

Table of Content
The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-Q. Remaining amounts expected to be incurred were $33.3 million as of January 31, 2025:

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the Three Months Ended January 31, 2025	Amounts Remaining to be Incurred
Customized Polymer Solutions
Employee separation costs	$0.7	$0.4	$0.3
Other restructuring costs	0.4	0.1	0.3
	1.1	0.5	0.6
Durable Metal Solutions
Employee separation costs	2.5	0.4	$2.1
Other restructuring costs	0.8	0.1	0.7
	3.3	0.5	2.8
Sustainable Fiber Solutions
Employee separation costs	8.3	1.1	$7.2
Other restructuring costs	21.7	0.5	21.2
	30.0	1.6	28.4
Integrated Solutions
Employee separation costs	0.3	0.1	0.2
Other restructuring costs	1.3	—	1.3
	1.6	0.1	1.5
	$36.0	$2.7	$33.3
NOTE 5 — DEBT
Long-Term Debt
Long-term debt is summarized as follows:

(in millions)	January 31, 2025	October 31, 2024
2022 Credit Agreement - Term Loans	$1,685.4	$1,707.4
2023 Credit Agreement - Term Loan	286.9	288.8
Accounts receivable credit facilities	—	357.9
2022 Credit Agreement - Revolving Credit Facility	552.0	373.7
Other debt	—	1.3
	2,524.3	2,729.1
Less: current portion	95.8	95.8
Less: deferred financing costs	6.3	7.1
Long-term debt, net	$2,422.2	$2,626.2
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

Table of Content
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
On May 17, 2023, the Company and Greif Packaging LLC, a direct wholly owned subsidiary of Greif, Inc. (“Greif Packaging”), entered into a $300.0 million senior secured credit agreement (the “2023 Credit Agreement” and, together with the 2022 Credit Agreement, the “2022 and 2023 Credit Agreements”) with a syndicate of financial institutions, of which CoBank, ACB (“CoBank”) acted as a lender and as the lead administrative agent. The 2023 Credit Agreement is permitted incremental equivalent debt under the terms of the 2022 Credit Agreement. The 2023 Credit Agreement provides for a $300.0 million secured term loan facility on a pari passu basis with the 2022 Credit Agreement, with quarterly principal installments that commenced on July 31, 2023 and will continue through January 31, 2028, with any outstanding principal balance of such term loan being due and payable on maturity on May 17, 2028. The Company used the borrowings under the 2023 Credit Agreement to repay and refinance a portion of the outstanding borrowings under the 2022 Credit Agreement.
Interest accruing under the 2023 Credit Agreement is based on SOFR plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on the Company’s leverage ratio.
As of January 31, 2025, $2,524.3 million was outstanding under the 2022 and 2023 Credit Agreements. The current portion was $95.8 million, and the long-term portion was $2,428.5 million. The weighted average interest rate for borrowings under the 2022 and 2023 Credit Agreements was 5.98% for the three months ended January 31, 2025. The actual interest rate for borrowings under the 2022 and 2023 Credit Agreements was 6.00% as of January 31, 2025. The deferred financing costs associated with the term loan portion of the 2022 and 2023 Credit Agreements totaled $6.3 million as of January 31, 2025 and are recorded as a reduction of long-term debt on the interim condensed consolidated balance sheets. The deferred financing costs associated with the revolving portion of the 2022 Credit Agreement totaled $2.2 million as of January 31, 2025 and are recorded within other long-term assets on the interim condensed consolidated balance sheets.
Short-Term Debt
Short-term debt is summarized as follows:

(in millions)	January 31, 2025	October 31, 2024
Accounts receivable credit facilities	306.2	—
Other debt	16.0	18.6
	322.2	18.6
Accounts Receivable Credit Facilities
Greif Receivables Funding LLC (“Greif Funding”), Greif Packaging, and certain other U.S. subsidiaries of the Company are parties to an amended and restated U.S. Receivables Financing Facility Agreement (the “U.S. RFA”). On May 17, 2024, the

Table of Content
maturity date of the U.S. RFA was extended to May 16, 2025. The U.S. RFA provides an accounts receivable financing facility of $300.0 million. As of January 31, 2025, there was a $228.4 million ($273.7 million as of October 31, 2024) outstanding under the U.S. RFA. The weighted average interest rate for borrowings under the U.S. RFA was 5.58% for the three months ended January 31, 2025.
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
Cooperage Receivables Finance B.V. and Greif Services Belgium BV, an indirect wholly owned subsidiary of Greif, Inc., are parties to an amended and restated Nieuw Amsterdam Receivables Financing Agreement (the “European RFA”) with affiliates of a major international bank. On April 19, 2024, the maturity date of the European RFA was extended to April 22, 2025. The European RFA provides an accounts receivable financing facility of up to €100.0 million ($104.2 million as of January 31, 2025) secured by certain European accounts receivable. As of January 31, 2025, $77.8 million ($84.2 million as of October 31, 2024) was outstanding on the European RFA. The weighted average interest rate for borrowings under the European RFA was 4.32% for the three months ended January 31, 2025.
NOTE 6 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of January 31, 2025 and October 31, 2024:

	January 31, 2025
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$41.5	$—	$41.5	$—	$(2.7)	$—	$(2.7)
Foreign exchange hedges	—	0.4	—	0.4	—	(0.3)	—	(0.3)
Insurance annuity	—	—	18.2	18.2	—	—	—	—
Cross currency swap	—	5.3	—	5.3	—	(4.6)	—	(4.6)

	October 31, 2024
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$40.4	$—	$40.4	$—	$(5.6)	$—	$(5.6)
Foreign exchange hedges	—	0.2	—	0.2	—	(0.1)	—	(0.1)
Insurance annuity	—	—	18.9	18.9	—	—	—	—
Cross currency swap	—	17.6	—	17.6	—	(6.4)	—	(6.4)
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of January 31, 2025 and October 31, 2024 approximate their fair values because of the short-term nature of these items and are not included in this table.
Interest Rate Derivatives
As of January 31, 2025, the Company has various interest rate swaps with a total notional amount of $1,400.0 million ($1,400.0 million as of October 31, 2024), maturing between March 1, 2027 and July 16, 2029. The Company will receive variable rate interest payments based upon one-month U.S. dollar SOFR, and in return the Company will be obligated to pay interest at a weighted average fixed interest rate of 2.97%. This effectively converted the borrowing rate on an amount of debt equal to the notional amount of the interest rate swaps from a variable rate to a fixed rate.
These derivatives are designated as cash flow hedges for accounting purposes. Accordingly, the gain or loss on these derivative instruments is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. See Note 12 to the interim condensed consolidated financial statements for additional disclosures of the aggregate gain or loss

Table of Content
included within other comprehensive income (loss). The assumptions used in measuring fair value of these interest rate derivatives are considered level 2 inputs, which are based upon observable market rates, including SOFR and interest paid based upon a designated fixed rate over the life of the swap agreements.
Gains reclassified to earnings under these contracts were $5.6 million and $9.7 million for the three months ended January 31, 2025, and 2024, respectively. A derivative gain of $16.0 million, based upon interest rates at January 31, 2025, is expected to be reclassified from accumulated other comprehensive income (loss) to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of January 31, 2025, and October 31, 2024, the Company had outstanding foreign currency forward contracts in the notional amount of $109.8 million and $74.1 million, respectively.
Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which are based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
For the three months ended January 31, 2025, and 2024, the Company recorded realized losses of $4.4 million and $0.0 million, respectively, under fair value contracts in other expense, net.
For the three months ended January 31, 2025, and 2024, the Company recorded unrealized net gains of $0.1 million and $2.4 million, respectively, in other expense, net.
Cross Currency Swap
The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. As of January 31, 2025, the Company has various cross currency interest rate swaps that synthetically swap $421.3 million ($447.6 million as of October 31, 2024) of U.S. fixed rate debt to Euro denominated fixed rate debt. The Company receives a weighted average rate of 1.67% on these swaps. These agreements are designated as either net investment hedges or cash flow hedges for accounting purposes and will mature between October 5, 2026 and November 3, 2028.
The gain or loss on these net investment hedge derivative instruments is included in the foreign currency translation component of other comprehensive income (loss) until the net investment is sold, diluted, or liquidated. See Note 12 to the interim condensed consolidated financial statements for additional disclosures of the aggregate gain or loss included within other comprehensive income (loss). The gain or loss on the cash flow hedge derivative instruments is included in the unrealized foreign exchange component of other expense, offset by the underlying gain or loss on the underlying cash flows that are being hedged. Interest payments received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the consolidated statements of income. The assumptions used in measuring fair value of the cross currency swap are considered level 2 inputs, which are based upon the Euro to United States dollar exchange rate market.
For the three months ended January 31, 2025 and 2024, gains recorded in interest expense, net under the cross currency swap agreements were $1.6 million and $1.9 million, respectively.
During the first quarter of 2025, the Company executed a cash settlement of certain cross-currency swap contracts and simultaneously entered into new cross-currency swaps at prevailing market rates. The net cash settlement from restriking these swaps resulted in a cash receipt of $22.5 million of which $11.5 million related to cross-currency swap contracts designated as net investment hedges and $11.0 million related to cross-currency swap contracts designated as cash flow hedges.
The net investment hedges that were settled resulted in a final gain of $11.3 million, which is included in the foreign currency translation component of other comprehensive income (“OCI”) and the final OCI balance on these transactions is maintained on the balance sheet until the underlying hedged subsidiary is either sold or substantially liquidated. For the cash flow hedges that were settled, the gain will be recognized to income, through interest expense, over time through an amortization of the remaining OCI balance at termination. This OCI balance amounted to $1.8 million and will be recognized on a straight-line basis to the income statement through the transaction’s original maturity date of October 5, 2026.

Table of Content
Other Financial Instruments
The fair values of the Company’s 2022 Credit Agreement, the 2023 Credit Agreement, the U.S. RFA, and the European RFA do not materially differ from carrying value as the Company’s cost of borrowing is variable and approximates current borrowing rates. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.”
Non-Recurring Fair Value Measurements
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the three months ended January 31, 2025 and 2024:

	Quantitative Information about Level 3 Fair Value Measurements
(in millions)	Impairment Amount	Valuation Technique	Unobservable Input	Range of Input Values
January 31, 2025
Long Lived Assets	$13.7	Discounted Cash Flows; Indicative Bids	Discounted Cash Flows; Indicative Bids	N/A
Total	$13.7

January 31, 2024
Long Lived Assets	$1.3	Discounted Cash Flows; Indicative Bids	Discounted Cash Flows; Indicative Bids	N/A
Total	$1.3
For three months ended January 31, 2025, the Company wrote down long-lived assets with a carrying value of $34.3 million to a fair value of $20.6 million, resulting in recognized asset impairment charges of $13.7 million. These charges include $1.5 million related to properties, plants and equipment, net, in the Durable Metal Solutions reportable segment and $12.2 million related to properties, plants and equipment, net, in the Sustainable Fiber Solutions reportable segment.
For three months ended January 31, 2024, the Company wrote down long-lived assets with a carrying value of $1.3 million to a fair value of $0.0 million, resulting in recognized asset impairment charges of $1.3 million. These charges include $1.3 million related to properties, plants and equipment, net, in the Sustainable Fiber Solutions reportable segment.
The assumptions used in measuring fair value of long-lived assets are considered level 3 inputs, which include bids received from third parties, recent purchase offers, market comparable information, and discounted cash flows based on assumptions that market participants would use.
NOTE 7 – STOCK-BASED COMPENSATION
Long-Term Incentive Plan
The Company granted 123,800 restricted stock units (“RSUs”) on December 13, 2024, for the performance period commencing on November 1, 2024 and ending September 30, 2027. The weighted average fair value of the RSUs granted on that date was $66.61.
During 2025, the Company issued 49,269 shares of Class A Common Stock, which excludes shares withheld for the payment of taxes owed by recipients for RSUs vested, for the performance period commenced on November 1, 2021 and ended October 31, 2024.
The Company granted 215,953 performance stock units (“PSUs”) on December 13, 2024, for the performance period commencing on November 1, 2024 and ending September 30, 2027. If earned, the PSUs are to be awarded in shares of Class A Common Stock. The weighted average fair value of the PSUs granted on that date was $61.19.

Table of Content
During 2025, the Company issued 161,641 shares of Class A Common Stock, which excludes shares withheld for the payment of taxes owed by recipients for PSUs vested, for the performance period commenced on November 1, 2021 and ended October 31, 2024.
NOTE 8 — INCOME TAXES
Income tax expense for the quarter and year to date was computed in accordance with ASC 740-270, "Income Taxes - Interim Reporting." Under this method, losses from jurisdictions for which a valuation allowance has been provided have not been included in the amount to which the ASC 740-270 rate was applied. The Company’s income tax expense may fluctuate due to changes in estimated losses and income from jurisdictions for which a valuation allowance has been provided, the timing of recognition of the related tax expense under ASC 740-270, and the impact of discrete items in the respective quarter.
For the three months ended January 31, 2025, income tax expense was $7.8 million compared to income tax benefit of $38.2 million for the three months ended January 31, 2024. The $46.0 million net increase in total income tax expense was primarily attributable to a reduction in pre-tax book earnings, a significant non-recurring discrete benefit recorded in 2024 related to the recognition of deferred tax assets due to the onshoring of certain intangible property, and other discrete tax expense.
As part of the Ipackchem Acquisition, a deferred tax liability of $62.6 million has been recorded. This liability arises from the temporary differences between the fair value of the acquired assets and liabilities and their respective tax bases. The primary components of the deferred tax liability include intangible assets, property, plant and equipment, and inventory. The deferred tax liability will be amortized over the useful lives of the related assets, in accordance with the applicable tax regulations. The Company will continue to assess the realizability of deferred tax assets and liabilities on an ongoing basis.
NOTE 9 — POST RETIREMENT BENEFIT PLANS
The components of net periodic pension cost include the following:

	Three Months Ended January 31,
(in millions)	2025	2024
Service cost	$1.7	$1.7
Interest cost	7.7	8.6
Expected return on plan assets	(9.6)	(10.8)
Amortization of prior service benefit	—	(0.1)
Recognized net actuarial loss (gain)	0.1	(0.2)
Net periodic pension benefit	$(0.1)	$(0.8)
The Company expects to make employer contributions of $5.9 million, including benefits paid directly by the Company, during 2025.
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

Table of Content
regularly reviews contingencies to determine whether its accruals are adequate. The amount of ultimate loss may differ from these estimates.
Environmental Reserves
As of January 31, 2025, and October 31, 2024, the Company’s environmental reserves were $19.5 million and $19.1 million, respectively (including $9.8 million for the Diamond Alkali Superfund Site in the New Jersey). These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. It is possible that there could be resolution of uncertainties in the future that would require the Company to record charges that could be material to future earnings.
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
         *Diluted Class B EPS calculation is identical to Basic Class B calculation

Table of Content
The following table provides EPS information for each period, respectively:

	Three Months Ended January 31,
(in millions)	2025	2024
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$8.6	$67.2
Cash dividends	(31.0)	(29.7)
Undistributed earnings attributable to Greif, Inc.	$(22.4)	$37.5
The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.
The following table summarizes the shares of the Company’s Class A and Class B Common Stock as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
January 31, 2025
Class A Common Stock	128,000,000	42,281,920	26,105,959	16,175,961
Class B Common Stock	69,120,000	34,560,000	21,331,127	13,228,873

October 31, 2024
Class A Common Stock	128,000,000	42,281,920	25,850,270	16,431,650
Class B Common Stock	69,120,000	34,560,000	21,331,127	13,228,873
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended January 31,
	2025	2024
Class A Common Stock:
Basic shares	25,898,733	25,531,221
Assumed conversion of restricted shares	100,772	95,615
Diluted shares	25,999,505	25,626,836
Class B Common Stock:
Basic and diluted shares	21,331,127	21,331,127
NOTE 12 — COMPREHENSIVE INCOME (LOSS)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the three months ended January 31, 2025:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2024	$(314.1)	$33.9	$(74.9)	$(355.1)
Other comprehensive income (loss)	(40.7)	8.8	2.4	(29.5)
Balance as of January 31, 2025	$(354.8)	$42.7	$(72.5)	$(384.6)

Table of Content
The following table provides the rollforward of accumulated other comprehensive income (loss) for the three months ended January 31, 2024:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2023	$(317.7)	$71.7	$(70.5)	$(316.5)
Other comprehensive income (loss)	27.6	(36.2)	(2.7)	(11.3)
Balance as of January 31, 2024	$(290.1)	$35.5	$(73.2)	$(327.8)
The components of accumulated other comprehensive income (loss) above are presented net of tax, as applicable.
NOTE 13 — BUSINESS SEGMENT INFORMATION
As previously announced, effective November 1, 2024, the Company implemented changes to its reporting structure, moving to a material solution-based structure. The Company realigned its organizational structure to four operating segments and four reportable business segments: Customized Polymer Solutions; Durable Metal Solutions; Sustainable Fiber Solutions; and Integrated Solutions.
The Company’s reportable business segments offer different products and services. The products and services included in each of these reportable segments are as follows:
•Customized Polymer Solutions: Operations in the Customized Polymer Solutions reportable segment involve the production and sale of a comprehensive line of polymer based packaging products, such as plastic drums, rigid intermediate bulk containers and small plastics. The polymer-based packaging products and services are sold on a global basis to customers in industries such as chemicals, food and beverage, agricultural, pharmaceutical and mineral products, among others.
•Durable Metal Solutions: Operations in the Durable Metal Solutions reportable segment involve the production and sale of metal-based packaging products, including a wide variety of steel drums. The metal-based packaging products are sold on a global basis to customers in industries such as chemicals, petroleum, agriculture and paints and coatings, among others.
•Sustainable Fiber Solutions: Operations in the Sustainable Fiber Solutions reportable segment involve the production and sale of fiber-based packaging products, including fiber drums, containerboard, corrugated sheets, corrugated containers, uncoated recycled board, coated recycled board, tubes and cores and specialty partitions made from containerboard, uncoated recycled board and coated recycled board. The fiber-based packaging products are sold in North America in industries such as packaging, automotive, construction, food and beverage and building products. In addition, this reportable segment is involved in the management and sale of timber, timberland and special use properties in the southeastern United States.
•Integrated Solutions: Operations in the Integrated Solutions reportable segment involve the production and sale of complimentary packaging products, such as paints, linings and closure systems for industrial packaging products and related services. In addition, this reportable segment is involved in the purchase and sale of recycled fiber and the production and sale of adhesives, which can be used in containerboard and paperboard products. These products and services are used internally by the Company and are also sold to external customers.
The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The Company’s CODM reviews financial information presented on material solution-based operating segments for purposes of making operating decisions and assessing financial performance. Intercompany balances were eliminated in consolidation and are not reviewed when evaluating segment performance.
The accounting policies of the reportable business segments are substantially the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies” note in the 2024 Form 10-K.

Table of Content
The following tables present net sales disaggregated by geographic area for each reportable segment for the three months ended January 31, 2025:

	Three Months Ended January 31, 2025
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Customized Polymer Solutions	$125.8	$116.7	$52.6	$295.1
Durable Metal Solutions	63.1	194.0	85.1	342.2
Sustainable Fiber Solutions	550.0	0.3	11.1	561.4
Integrated Solutions	49.9	9.7	7.5	67.1
Total net sales	$788.8	$320.7	$156.3	$1,265.8
The following tables present net sales disaggregated by geographic area for each reportable segment for the three months ended January 31, 2024:

	Three Months Ended January 31, 2024
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Customized Polymer Solutions	$113.0	$84.3	$30.7	$228.0
Durable Metal Solutions	72.0	201.3	97.2	370.5
Sustainable Fiber Solutions	517.2	0.2	11.4	528.8
Integrated Solutions	61.6	8.9	8.0	78.5
Total net sales	$763.8	$294.7	$147.3	$1,205.8
The following segment information is presented for the periods indicated:

	Three Months Ended January 31,
(in millions)	2025	2024
Operating profit:
Customized Polymer Solutions	$13.8	$11.7
Durable Metal Solutions	37.6	36.9
Sustainable Fiber Solutions	3.6	8.2
Integrated Solutions	4.9	12.1
Total operating profit	$59.9	$68.9

Depreciation, depletion and amortization expense:
Customized Polymer Solutions	$22.9	$12.0
Durable Metal Solutions	6.8	7.3
Sustainable Fiber Solutions	34.3	38.0
Integrated Solutions	2.6	3.1
Total depreciation, depletion and amortization expense	$66.6	$60.4

Table of Content
The following table presents total assets by segment and total properties, plants and equipment, net by geographic area:

(in millions)	January 31, 2025	October 31, 2024
Assets:
Customized Polymer Solutions	$1,799.7	$1,818.7
Durable Metal Solutions	1,142.4	1,183.8
Sustainable Fiber Solutions	2,763.6	2,788.8
Integrated Solutions	382.7	403.1
Total segments	6,088.4	6,194.4
Corporate and other	497.3	453.2
Total assets	$6,585.7	$6,647.6

Property, plant and equipment, net and lease right-of-use assets:
United States	$1,423.8	$1,455.3
Europe, Middle East and Africa	358.3	373.7
Asia Pacific and other Americas	141.9	146.0
Total long-lived assets, net	$1,924.0	$1,975.0

Table of Content
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The terms “Greif,” “our Company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries.
Our 2024 fiscal year began on November 1, 2023 and ended on October 31, 2024. Any references in unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to the 2024 fiscal year or to any quarter of that year, relates to the fiscal year or quarter, as the case may be, ended October 31, 2024, unless otherwise stated. We are changing our fiscal year, effective for the 2025 fiscal year. The 2025 fiscal year began on November 1, 2024 and will end on September 30, 2025, and accordingly, will consist of eleven months. Our fourth fiscal quarter of 2025 will be the two-month period ending September 30, 2025. Thereafter, Our fiscal year will begin on October 1 and end on September 30 of the following year.
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for the interim condensed consolidated balance sheet as of January 31, 2025 and the condensed consolidated balance sheet as of October 31, 2024, and for the interim condensed consolidated statements of income for the three months ended January 31, 2025 and 2024. This discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024 (the “2024 Form 10-K”). Readers are encouraged to review the entire 2024 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, whether expressed in or implied by the statements. Such risks and uncertainties that might cause a difference include, but are not limited to, the following: (i) historically, our business has been sensitive to changes in general economic or business conditions, (ii) our global operations subject us to political risks, instability and currency exchange that could adversely affect our results of operations, (iii) the current and future challenging global economy and disruption and volatility of the financial and credit markets may adversely affect our business, (iv) the continuing consolidation of our customer base and suppliers may intensify pricing pressure, (v) we operate in highly competitive industries, (vi) our business is sensitive to changes in industry demands and customer preferences, (vii) raw material shortages, price fluctuations, global supply chain disruptions and high inflation may adversely impact our results of operations, (viii) energy and transportation price fluctuations and shortages may adversely impact our manufacturing operations and costs, (ix) we may encounter difficulties or liabilities arising from acquisitions or divestitures, (x) we may incur additional rationalization costs and there is no guarantee that our efforts to reduce costs will be successful, (xi) several operations are conducted by joint ventures that we cannot operate solely for our benefit, (xii) certain of the agreements that govern our joint ventures provide our partners with put or call options, (xiii) our ability to attract, develop and retain talented and qualified employees, managers and executives is critical to our success, (xiv) our business may be adversely impacted by work stoppages and other labor relations matters, (xv) we may be subject to losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage and general insurance premium and deductible increases, (xvi) our business depends on the uninterrupted operations of our facilities, systems and business functions, including our information technology and other business systems, (xvii) a cyber-attack, security breach of customer, employee, supplier or our information and data privacy risks and costs of compliance with new regulations may have a material adverse effect on our business, financial condition, results of operations and cash flows, (xviii) we could be subject to changes to our tax rates, the adoption of new U.S. or foreign tax legislation or exposure to additional tax liabilities, (xix) we have a significant amount of goodwill and long-lived assets which, if impaired in the future, would adversely impact our results of operations, (xx) changing climate, global climate change regulations and greenhouse gas effects may adversely affect our operations and financial performance, (xxi) we may be unable to achieve our

Table of Content
greenhouse gas emission reduction target by 2030, (xxii) legislation/regulation related to environmental and health and safety matters could negatively impact our operations and financial performance, (xxiii) product liability claims and other legal proceedings could adversely affect our operations and financial performance, and (xxiv) we may incur fines or penalties, damage to our reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws.
Forward looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those forecasted or anticipated, whether expressed in or implied by the statements. For a detailed discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected, or anticipated, see “Risk Factors” in Part I, Item 1A of our 2024 Form 10-K and our other filings with the United States Securities and Exchange Commission (“SEC”).
All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
BUSINESS SEGMENTS
As previously announced, effective November 1, 2024, we implemented changes to our reporting structure, moving to a material solution-based structure. We realigned our organizational structure to operate in four reportable business segments: Customized Polymer Solutions; Durable Metal Solutions; Sustainable Fiber Solutions; and Integrated Solutions.
In the Customized Polymer Solutions reportable segment, we produce and sell a comprehensive line of polymer based packaging products, such as plastic drums, rigid intermediate bulk containers and small plastics. Our polymer-based packaging products and services are sold on a global basis to customers in industries such as chemicals, food and beverage, agricultural, pharmaceutical and mineral products, among others.
In the Durable Metal Solutions reportable segment, we produce and sell metal-based packaging products, including a wide variety of steel drums. Our metal-based packaging products are sold on a global basis to customers in industries such as chemicals, petroleum, agriculture and paints and coatings, among others.
In the Sustainable Fiber Solutions reportable segment, we produce and sell fiber-based packaging products, including fiber drums, containerboard, corrugated sheets, corrugated containers, uncoated recycled board, coated recycled board, tubes and cores and specialty partitions made from containerboard, uncoated recycled board and coated recycled board. Our fiber-based packaging products are sold in North America in industries such as packaging, automotive, construction, food and beverage and building products. In addition, this reportable segment is involved in the management and sale of timber, timberland and special use properties in the southeastern United States.
In the Integrated Solutions reportable segment, we produce and sell complimentary packaging products, such as paints, linings and closure systems for industrial packaging products and related services. In addition, this reportable segment is involved in the purchase and sale of recycled fiber and the production and sale of adhesives used in our containerboard and paperboard products. These products and services are used internally by us and are also sold to external customers
CRITICAL ACCOUNTING POLICIES
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
Our critical accounting policies are discussed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2024 Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the interim condensed consolidated financial statements with useful and reliable information about our results of operations and financial condition. There have been no material changes to our critical accounting policies from the disclosures contained in the 2024 Form 10-K.
Recently Issued and Newly Adopted Accounting Standards
See Note 1 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q for a detailed description of recently issued and newly adopted accounting standards.

Table of Content
RESULTS OF OPERATIONS
The following comparative information is presented for the three months ended January 31, 2025 and 2024. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.
Items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A — Risk Factors, of the 2024 Form 10-K. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.
The non-GAAP financial measure of Adjusted EBITDA is used throughout the following discussion of our results of operations, both for our consolidated and segment results. For our consolidated results, Adjusted EBITDA is defined as net income, plus interest expense, net, plus income tax (benefit) expense, plus depreciation, depletion and amortization expense, plus acquisition and integration related costs, plus restructuring charges, plus non-cash asset impairment charges, plus (gain) loss on disposal of properties, plants and equipment, net, plus (gain) loss on disposal of businesses, net, plus other costs. Since we do not calculate net income by reportable segment, Adjusted EBITDA by reportable segment is reconciled to operating profit by reportable segment. In that case, Adjusted EBITDA is defined as operating profit by reportable segment, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization expense plus acquisition and integration related costs, plus restructuring charges, plus non-cash asset impairment charges, plus (gain) loss on disposal of properties, plants and equipment, net, plus (gain) loss on disposal of businesses, net, plus other costs, for that reportable segment.
We use Adjusted EBITDA as a financial measure to evaluate our historical and ongoing operations and believe that this non-GAAP financial measure is useful to enable investors to perform meaningful comparisons of our historical and current performance. The foregoing non-GAAP financial measures are intended to supplement and should be read together with our financial results. These non-GAAP financial measures should not be considered an alternative or substitute for, and should not be considered superior to, our reported financial results. Accordingly, users of this financial information should not place undue reliance on the non-GAAP financial measures.

Table of Content
First Quarter Results
The following table sets forth the net sales, operating profit and Adjusted EBITDA for each of our business segments for the three months ended January 31, 2025 and 2024:

	Three Months Ended January 31,
(in millions)	2025	2024
Net sales:
Customized Polymer Solutions	$295.1	$228.0
Durable Metal Solutions	342.2	370.5
Sustainable Fiber Solutions	561.4	528.8
Integrated Solutions	67.1	78.5
Total net sales	$1,265.8	$1,205.8
Operating profit:
Customized Polymer Solutions	$13.8	$11.7
Durable Metal Solutions	37.6	36.9
Sustainable Fiber Solutions	3.6	8.2
Integrated Solutions	4.9	12.1
Total operating profit	$59.9	$68.9
Adjusted EBITDA:
Customized Polymer Solutions	$39.5	$25.8
Durable Metal Solutions	45.2	44.7
Sustainable Fiber Solutions	51.5	53.0
Integrated Solutions	8.9	13.5
Total Adjusted EBITDA	$145.1	$137.0
The following table sets forth Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the three months ended January 31, 2025 and 2024:

	Three Months Ended January 31,
(in millions)	2025	2024
Net income	$14.4	$74.3
Plus: interest expense, net	37.7	24.2
Plus: income tax expense	7.8	(38.2)
Plus: other expense, net	0.4	9.1
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.4)	(0.5)
Operating profit	59.9	68.9
Less: equity earnings of unconsolidated affiliates, net of tax	(0.4)	(0.5)
Plus: depreciation, depletion and amortization expense	66.6	60.4
Plus: acquisition and integration related costs	2.2	2.6
Plus: restructuring charges	2.7	5.7
Plus: non-cash asset impairment charges	13.7	1.3
Plus: gain on disposal of properties, plants and equipment, net	(1.6)	(2.7)
Plus: loss on disposal of businesses, net	0.9	—
Plus: other costs*	0.3	0.3
Adjusted EBITDA	$145.1	$137.0
*includes fiscal year-end change costs and share-based compensation impact of disposals of businesses

Table of Content
The following table sets forth Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the three months ended January 31, 2025 and 2024:

	Three months ended January 31, 2025
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Integrated Solutions	Consolidated
Operating profit	13.8	37.6	3.6	4.9	59.9
Less: equity earnings of unconsolidated affiliates, net of tax	—	—	—	(0.4)	(0.4)
Plus: depreciation and amortization expense	22.9	6.8	34.3	2.6	66.6
Plus: acquisition and integration related costs	2.2	—	—	—	2.2
Plus: restructuring charges	0.5	0.5	1.6	0.1	2.7
Plus: non-cash asset impairment charges	—	1.5	12.2	—	13.7
Plus: gain on disposal of properties, plants and equipment, net	—	(1.2)	(0.4)	—	(1.6)
Plus: loss on disposal of businesses, net	—	—	—	0.9	0.9
Plus: other costs*	0.1	—	0.2	—	0.3
Adjusted EBITDA	$39.5	$45.2	$51.5	$8.9	145.1

	Three months ended January 31, 2024
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Integrated Solutions	Consolidated
Operating profit	11.7	36.9	8.2	12.1	68.9
Less: equity earnings of unconsolidated affiliates, net of tax	—	—	—	(0.5)	(0.5)
Plus: depreciation and amortization expense	12.0	7.3	38.0	3.1	60.4
Plus: acquisition and integration related costs	1.8	—	0.8	—	2.6
Plus: restructuring charges	0.2	0.4	4.6	0.5	5.7
Plus: non-cash asset impairment charges	—	—	1.3	—	1.3
Plus: gain on disposal of properties, plants and equipment, net	—	—	—	(2.7)	(2.7)
Plus: other costs*	0.1	0.1	0.1	—	0.3
Adjusted EBITDA	$25.8	$44.7	$53.0	$13.5	$137.0
*includes fiscal year-end change costs and share-based compensation impact of disposals of businesses
Net Sales
Net sales were $1,265.8 million for the first quarter of 2025 compared with $1,205.8 million for the first quarter of 2024. The $60.0 million increase was primarily due to $58.5 million contributions from recent acquisitions. See the “Segment Review” below for additional information on net sales by segment.
Gross Profit
Gross profit was $245.5 million for the first quarter of 2025 compared with $221.6 million for the first quarter of 2024. The $23.9 million increase was primarily due to the same factors that impacted net sales, partially offset by higher raw material, transportation and manufacturing costs. See the “Segment Review” below for additional information on gross profit by segment. Gross profit margin was 19.4 percent and 18.4 percent for the first quarter of 2025 and 2024, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $167.7 million for the first quarter of 2025 compared with $145.8 million for the first quarter of 2024. The $21.9 million increase was primarily related to recent acquisitions. SG&A expenses were 13.2 percent and 12.1 percent of net sales for the first quarter of 2025 and 2024, respectively.

Table of Content
Financial Measures
Operating profit was $59.9 million for the first quarter of 2025 compared with $68.9 million for the first quarter of 2024. Net income was $14.4 million for the first quarter of 2025 compared with $74.3 million for the first quarter of 2024. Adjusted EBITDA was $145.1 million for the first quarter of 2025 compared with $137.0 million for the first quarter of 2024. The reasons for the changes in operating profit, net income, and Adjusted EBITDA for each segment are described below in the “Segment Review.”
Trends
Despite slightly improved year-over-year volumes that vary across geographies and product groups, we have not identified and do not anticipate seeing any compelling customer demand inflection on the horizon. We expect prices for steel and resin to increase moderately through the remainder of the year, apart from any potential tariff impact. We also expect prices for old corrugated containers and other direct materials, as well as prices for transportation, labor and utilities, to remain relatively stable through the remainder of the year.
Segment Review
Key factors influencing profitability for our segments include:
•Selling prices, product mix, customer demand, and sales volumes;
•Raw material costs, primarily steel, resin, containerboard, old corrugated containers and used industrial packaging for reconditioning;
•Energy and transportation costs;
•Benefits from executing the Greif Business System 2.0;
•Restructuring charges;
•Acquisition of businesses and facilities;
•Divestiture of businesses and facilities; and
•Impact of foreign currency translation.
Customized Polymer Solutions
Our Customized Polymer Solutions segment offers a comprehensive line of polymer based packaging products, such as plastic drums, rigid intermediate bulk containers and small plastics.
Net sales were $295.1 million for the first quarter of 2025 compared with $228.0 million for the first quarter of 2024. The $67.1 million increase was primarily due to $58.5 million of contributions from recent acquisitions.
Gross profit was $60.6 million for the first quarter of 2025 compared with $44.2 million for the first quarter of 2024. The $16.4 million increase in gross profit was primarily due to the same factors that impacted net sales, partially offset by higher raw material, transportation and manufacturing costs. Gross profit margin was 20.5 percent and 19.4 percent for the first quarter of 2025 and 2024, respectively.
Operating profit was $13.8 million for the first quarter of 2025 compared with operating profit of $11.7 million for the first quarter of 2024. The $2.1 million increase was primarily due to the same factors that impacted gross profit, partially offset by higher SG&A expenses due to recent acquisitions. Adjusted EBITDA was $39.5 million for the first quarter of 2025 compared with $25.8 million for the first quarter of 2024. The $13.7 million increase in Adjusted EBITDA was primarily due to the same factors that impacted gross profit.
Durable Metal Solutions
Our Durable Metal Solutions segment produces and sells metal-based packaging products, including a wide variety of steel drums.
Net sales were $342.2 million for the first quarter of 2025 compared with $370.5 million for the first quarter of 2024. The $28.3 million decrease was primarily due to $16.9 million of negative foreign currency translation impacts and $10.3 million attributable to lower volumes.

Table of Content
Gross profit was $63.1 million for the first quarter of 2025 compared with $65.8 million for the first quarter of 2024. The $2.7 million decrease in gross profit was primarily due to the same factors that impacted net sales, partially offset by lower raw material costs. Gross profit margin was 18.4 percent and 17.8 percent for the first quarter of 2025 and 2024, respectively.
Operating profit was $37.6 million for the first quarter of 2025 compared with operating profit of $36.9 million for the first quarter of 2024. The $0.7 million increase was primarily due to lower SG&A expenses, partially offset by the same factors that impacted gross profit. Adjusted EBITDA was $45.2 million for the first quarter of 2025 compared with $44.7 million for the first quarter of 2024. The $0.5 million increase in Adjusted EBITDA was primarily due to the same factors that impacted operating profit.
Sustainable Fiber Solutions
Our Sustainable Fiber Solutions segment produces and sells fiber-based packaging products, including fiber drums, containerboard, corrugated sheets, corrugated containers, uncoated recycled board, coated recycled board, tubes and cores and specialty partitions made from containerboard, uncoated recycled board and coated recycled board. In addition, this reportable segment is involved in the management and sale of timber, timberland and special use properties in the southeastern United States.
Net sales were $561.4 million for the first quarter of 2025 compared with $528.8 million for the first quarter of 2024. The $32.6 million increase was primarily due to $25.8 million from higher published containerboard and boxboard prices.
Gross profit was $103.4 million for the first quarter of 2025 compared with $88.3 million for the first quarter of 2024. The $15.1 million increase in gross profit was primarily due to the same factors that impacted net sales, partially offset by higher raw material costs. Gross profit margin was 18.4 percent and 16.7 percent for the first quarter of 2025 and 2024, respectively.
Operating profit was $3.6 million for the first quarter of 2025 compared with $8.2 million for the first quarter of 2024. The $4.6 million decrease was primarily due to higher SG&A expenses and higher impairment charges related to plant closures, partially offset by the same factors that impacted gross profit. Adjusted EBITDA was $51.5 million for the first quarter of 2025 compared with $53.0 million for the first quarter of 2024. The $1.5 million decrease in Adjusted EBITDA was primarily due to higher SG&A expenses, partially offset by the same factors that impacted gross profit, excluding impacts from depreciation and amortization.
Integrated Solutions
Our Integrated Solutions segment produces and sells complimentary packaging products, such as paints, linings and closure systems for industrial packaging products and related services. In addition, this reportable segment participates in the purchase and sale of recycled fiber and the production and sale of adhesives, which can be used in our containerboard and paperboard products.
Net sales were $67.1 million for the first quarter of 2025 compared with $78.5 million for the first quarter of 2024. The $11.4 million decrease was primarily due to an $11.3 million impact from the divestiture of Delta Petroleum Company, Inc. (the “Delta Divestiture”) during the third quarter of 2024.
Gross profit was $18.4 million for the first quarter of 2025 compared with $23.3 million for the first quarter of 2024. The $4.9 million decrease in gross profit was primarily due to the Delta Divestiture. Gross profit margin was 27.4 percent and 29.7 percent for the first quarter of 2025 and 2024, respectively. The decrease in gross profit margin was primarily due to the Delta Divestiture.
Operating profit was $4.9 million for the first quarter of 2025 compared with operating profit of $12.1 million for the first quarter of 2024. The $7.2 million decrease was primarily due to the same factors that impacted gross profit and lower gains on disposal of properties, plants and equipment, net. Adjusted EBITDA was $8.9 million for the first quarter of 2025 compared with $13.5 million for the first quarter of 2024. The $4.6 million decrease in Adjusted EBITDA was primarily due to the same factors that impacted gross profit.
Income Tax Expense
Our quarterly income tax expense was computed in accordance with Accounting Standards Codification (“ASC”) 740-270, "Income Taxes - Interim Reporting." In accordance with this accounting standard, annual estimated tax expense is computed based on forecasted annual earnings and other forecasted annual amounts, including, but not limited to items such as uncertain tax positions and withholding taxes. Additionally, losses from jurisdictions for which a valuation allowance has been provided

Table of Content
have not been included in the annual estimated tax rate. Income tax expense each quarter is provided for on a current year-to-date basis using the annual estimated tax rate, adjusted for discrete taxable events that occur during the interim period.
A number of countries have enacted legislation to implement the Organization for Economic Cooperation and Development’s global minimum tax regime of 15% of reported profits (the “Pillar 2 taxes”). During 2023 and 2024, many countries began to incorporate the Pillar 2 tax model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact the Pillar 2 taxes slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to the Pillar 2 taxes. We do not expect these changes to have a material impact on our consolidated financial statements for 2025. We continue to evaluate the impacts of proposed and enacted legislation with respect to the global minimum tax regime in the jurisdictions in which we operate. Our effective tax rate and cash tax payments could increase in future periods as further jurisdictions enact legislation.
Income tax expense for the first quarter of 2025 was $7.8 million on $21.8 million of pretax income, and income tax benefit for the first quarter of 2024 was $38.2 million on $35.6 million of pretax income. The $46.0 million net increase in income tax expense was primarily attributable to the following:
•A $48.1 million increase related to non-recurring discrete tax benefits was recorded during the first quarter of 2024 related to the recognition of deferred tax assets due to the onshoring of certain intangible property;
•A $2.7 million increase related to other miscellaneous discrete items; and
•A $4.8 million decrease related to changes in the expected mix of earnings among tax jurisdictions, including jurisdictions for which valuation allowances have been recorded, as well as the timing of recognition of the related tax expense.
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
The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from zero to $4.7 million. Actual results may differ materially from this estimate.
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
Cash Flow

Three Months Ended January 31, (in millions)	2025	2024
Net cash (used in) provided by operating activities	$(30.8)	$4.5
Net cash used in investing activities	(19.0)	(53.6)
Net cash provided by financing activities	62.5	36.1
Effects of exchange rates on cash	(9.3)	11.4
Net increase (decrease) in cash and cash equivalents	3.4	(1.6)
Cash and cash equivalents at beginning of year	197.7	180.9
Cash and cash equivalents at end of period	$201.1	$179.3
Operating Activities
During the first three months of 2025 and 2024, cash provided by change in accounts receivable was $31.9 million and $21.5 million, respectively. The favorable change in accounts receivable levels was primarily due to an increase in net sales and timing of collections.

Table of Content
During the first three months of 2025 and 2024, cash used in change in inventories was $(21.5) million and $(28.0) million, respectively. The favorable change in inventories was primarily due to decrease in raw material prices.
During the first three months of 2025 and 2024, cash used in change in accounts payable was $(33.5) million and $(21.1) million, respectively. The unfavorable change in accounts payable levels was primarily due to increase in purchases to meet demand and timing of payments.
Investing Activities
During the first three months of 2025 and 2024, we invested $35.7 million and $55.6 million, respectively, of cash in capital expenditures.
During the first three months of 2025, we received $22.5 million proceeds from a cash settlement of certain cross-currency swap contracts, of which $11.5 million related to cross-currency swap contracts designated as net investment hedges and $11.0 million related to cross-currency swap contracts designated as cash flow hedges.
Financing Activities
During the first three months of 2025 and 2024, we paid cash dividends to our stockholders in the amount of $31.0 million and $29.7 million, respectively.
During the first three months of 2025 and 2024, we borrowed $103.8 million and $74.1 million of debt, net of payments, respectively.
Financial Obligations
Long-Term Debt
Long-term debt is summarized as follows:

(in millions)	January 31, 2025	October 31, 2024
2022 Credit Agreement - Term Loans	$1,685.4	$1,707.4
2023 Credit Agreement - Term Loan	286.9	288.8
Accounts receivable credit facilities	—	357.9
2022 Credit Agreement - Revolving Credit Facility	552.0	373.7
Other debt	—	1.3
	2,524.3	2,729.1
Less: current portion	95.8	95.8
Less: deferred financing costs	6.3	7.1
Long-term debt, net	$2,422.2	$2,626.2
2022 Credit Agreement
We have a senior secured credit agreement (the “2022 Credit Agreement”) with a syndicate of financial institutions.
The 2022 Credit Agreement provides for (a) an $800.0 million secured revolving credit facility, consisting of a $725.0 million multicurrency facility and a $75.0 million U.S. dollar facility, maturing on March 1, 2027, (b) a $1,100.0 million secured term loan A-1 facility with quarterly principal installments that continue through January 31, 2027, with any outstanding principal balance of such term loan A-1 facility being due and payable on maturity on March 1, 2027, (c) a $515.0 million secured term loan A-2 facility with quarterly principal installments that continue through January 31, 2027, with any outstanding principal balance of such term loan A-2 being due and payable on maturity on March 1, 2027, and (d) as further described below, a $300.0 million incremental secured term loan A-4 facility with quarterly principal installments that continue through January 31, 2027, with any outstanding principal balance of such term loan A-4 being due and payable on maturity on March 1, 2027. Subject to the terms of the 2022 Credit Agreement, the Company has an option to borrow additional funds under the 2022 Credit Agreement with the agreement of the lenders.

Table of Content
We have an incremental term loan agreement (the “Incremental Term Loan A-4 Agreement”) with a syndicate of financial institutions. The Incremental Term Loan A-4 Agreement is an amendment to the 2022 Credit Agreement. The Incremental Term Loan A-4 Agreement provided for a loan in the aggregate principal amount of $300.0 million that was made available in a single draw on March 25, 2024 (the “Incremental Term Loan A-4”). Amounts repaid or prepaid in respect of the Incremental Term Loan A-4 may not be reborrowed. The Incremental Term Loan A-4 amortizes at 2.50% per annum in equal quarterly principal installments, with the remaining outstanding principal balance due on March 1, 2027. The terms and provisions of the Incremental Term Loan A-4 are identical in all material respects to the terms and provisions of the other term loans made under the 2022 Credit Agreement. Our obligations with respect to the Incremental Term Loan A-4 are secured and guaranteed with the other obligations under the 2022 Credit Agreement on a pari passu basis. We used the proceeds from the Incremental Term Loan A-4 to repay funds drawn on the revolving credit facility under the 2022 Credit Agreement for the purchase of Ipackchem on March 26, 2024.
Interest is based on Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on our leverage ratio. Subject to the terms of the 2022 Credit Agreement, we have an option to add borrowings to the 2022 Credit Agreement with the agreement of the lenders. As of January 31, 2025, we had $248.0 million of available borrowing capacity under the $800.0 million secured revolving credit facility.
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
The 2022 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness (less the aggregate amount of our unrestricted cash and cash equivalents), to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses), and plus or minus certain other items for the preceding twelve months (as used in this paragraph only “EBITDA”) to be greater than 4.50 to 1.00 through the quarter ending January 31, 2025, and thereafter 4.00 to 1.00; provided that such leverage ratio is subject to (i) a covenant step-up (as defined in the 2022 Credit Agreement) increase adjustment of 0.50 upon the consummation of, and the following three fiscal quarters after, certain specified acquisitions and (ii) a collateral release decrease adjustment of 0.25x during any collateral release period (as defined in the 2022 Credit Agreement). The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated EBITDA, to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve-month period. As of January 31, 2025, we were in compliance with the covenants and other agreements in the 2022 Credit Agreement.
2023 Credit Agreement
We have a $300.0 million senior secured credit agreement (the “2023 Credit Agreement”) with a syndicate of financial institutions. The 2023 Credit Agreement is permitted incremental equivalent debt under the terms of the 2022 Credit Agreement. The 2023 Credit Agreement provides for a $300.0 million secured term loan facility on a pari passu basis with the 2022 Credit Agreement, with quarterly principal installments that continue through January 31, 2028, with any outstanding principal balance being due and payable at maturity on May 17, 2028. We used the borrowings under the 2023 Credit Agreement to repay and refinance a portion of the outstanding borrowings under the 2022 Credit Agreement. Interest accruing under the 2023 Credit Agreement is based on SOFR plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on our leverage ratio.
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

Table of Content
The 2023 Credit Agreement contains covenants, including financial covenants, substantially the same as the covenants in 2022 Credit Agreement, as described above, and a “most favored lender” provision related to the 2022 Credit Agreement. As of January 31, 2025, we were in compliance with the covenants and other agreements in the 2023 Credit Agreement.
Short-Term Debt
Short-term debt is summarized as follows:

(in millions)	January 31, 2025	October 31, 2024
Accounts receivable credit facilities	306.2	—
Other debt	16.0	18.6
	322.2	18.6
Accounts Receivable Credit Facilities
We have a $300.0 million U.S. Receivables Financing Facility Agreement (the “U.S. RFA”) that matures on May 16, 2025. As of January 31, 2025, there was a $228.4 million ($273.7 million as of October 31, 2024) outstanding balance under the U.S. RFA. The U.S. RFA also contains events of default and covenants that are substantially the same as the covenants under the 2022 Credit Agreement. As of January 31, 2025, we were in compliance with these covenants. Proceeds of the U.S. RFA are available for working capital and general corporate purposes.
We have a €100.0 million ($104.2 million as of January 31, 2025) European Receivables Financing Agreement (the “European RFA”) that matures on April 22, 2025. As of January 31, 2025, $77.8 million ($84.2 million as of October 31, 2024) was outstanding on the European RFA. As of January 31, 2025, we were in compliance with covenants contained in the European RFA. Proceeds of the European RFA are available for working capital and general corporate purposes.
See Note 5 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional disclosures regarding our financial obligations.
Financial Instruments
Interest Rate Derivatives
As of January 31, 2025, we had various interest rate swaps with a total notional amount of $1,400.0 million ($1,400.0 million as of October 31, 2024) amortizing down over the term, in which we receive variable interest rate payments based on SOFR and in return are obligated to pay interest at a weighted average fixed interest rate of 2.97%. These derivatives are designated as cash flow hedges for accounting purposes and will mature between March 1, 2027 and July 16, 2029.
Accordingly, the gain or loss on these derivative instruments is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transactions and in the same period during which the hedged transaction affects earnings.
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
As of January 31, 2025, and October 31, 2024, we had outstanding foreign currency forward contracts in the notional amount of $109.8 million, and $74.1 million, respectively.
Cross Currency Swap
We have operations and investments in various international locations and are subject to risks associated with changing foreign exchange rates. We have cross currency interest rate swaps that synthetically swap $421.3 million ($447.6 million as of October 31, 2024) of U.S. fixed rate debt to Euro denominated fixed rate debt. We receive a weighted average rate of 1.67%.

Table of Content
These agreements are designated either net investment hedges or cash flow hedges for accounting purposes and will mature between October 5, 2026 and November 3, 2028.
Accordingly, the gain or loss on the net investment hedge derivative instruments is included in the foreign currency translation component of other comprehensive income (loss) until the net investment is sold, diluted, or liquidated. The gain or loss on the cash flow hedge derivative instruments is included in the unrealized foreign exchange component of other expense, offset by the underlying gain or loss on the underlying cash flows that are being hedged. Interest payments received from the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the consolidated statements of income.
During the first quarter of 2025, we executed a cash settlement of certain cross-currency swap contracts and simultaneously entered into new cross-currency swaps at prevailing market rates. The net cash settlement from restriking these swaps resulted in a cash receipt of $22.5 million of which $11.5 million related to cross-currency swap contracts designated as net investment hedges and $11.0 million related to cross-currency swap contracts designated as cash flow hedges.
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

Table of Content
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in the 2024 Form 10-K under Part I, Item 1A –– Risk Factors.
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GREIF, INC.
(Registrant)

Date: February 27, 2025	/s/ LAWRENCE A. HILSHEIMER
Lawrence A. Hilsheimer
Executive Vice President and Chief Financial Officer