Form 10-Q
period 2025-04-30
GREIF, INC
filed 2025-06-05
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock	GEF	New York Stock Exchange
Class B Common Stock	GEF-B	New York Stock Exchange
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on June 3, 2025:

Class A Common Stock	26,129,971 shares
Class B Common Stock	21,331,127 shares

Table of Content

Table of Content
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Net sales	$1,385.7	$1,371.0	$2,651.5	$2,576.8
Cost of products sold	1,066.2	1,100.9	2,086.5	2,085.1
Gross profit	319.5	270.1	565.0	491.7
Selling, general and administrative expenses	172.6	167.2	340.3	313.0
Acquisition and integration related costs	2.0	11.5	4.2	14.1
Restructuring and other charges	14.6	(6.8)	17.3	(1.1)
Non-cash asset impairment charges	10.7	0.4	24.4	1.7
Loss (gain) on disposal of properties, plants and equipment, net	0.5	(0.3)	(1.1)	(3.0)
Loss on disposal of businesses, net	0.5	—	1.4	—
Operating profit	118.6	98.1	178.5	167.0
Interest expense, net	34.9	30.2	72.6	54.4
Other (income) expense, net	(0.2)	(0.4)	0.2	8.7
Income before income tax expense and equity earnings of unconsolidated affiliates, net	83.9	68.3	105.7	103.9
Income tax expense (benefit)	29.8	17.0	37.6	(21.2)
Equity earnings of unconsolidated affiliates, net of tax	(0.4)	(0.7)	(0.8)	(1.2)
Net income	54.5	52.0	68.9	126.3
Net income attributable to noncontrolling interests	(7.2)	(7.6)	(13.0)	(14.7)
Net income attributable to Greif, Inc.	$47.3	$44.4	$55.9	$111.6
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$0.82	$0.77	$0.97	$1.94
Class B common stock	$1.22	$1.15	$1.44	$2.90
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$0.82	$0.77	$0.97	$1.94
Class B common stock	$1.22	$1.15	$1.44	$2.90
Weighted-average number of Class A common shares outstanding:
Basic	26.1	25.8	26.0	25.7
Diluted	26.2	25.9	26.1	25.8
Weighted-average number of Class B common shares outstanding:
Basic	21.3	21.3	21.3	21.3
Diluted	21.3	21.3	21.3	21.3
Cash dividends declared per common share:
Class A common stock	$0.54	$0.52	$1.08	$1.04
Class B common stock	$0.81	$0.78	$1.61	$1.55
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2025	2024	2025	2024
Net income	$54.5	$52.0	$68.9	$126.3
Other comprehensive income (loss), net of tax:
Foreign currency translation	118.0	(29.2)	77.0	(1.6)
Derivative financial instruments	(37.1)	27.7	(28.3)	(8.5)
Minimum pension liabilities	(4.3)	0.3	(1.9)	(2.4)
Other comprehensive income (loss), net of tax	76.6	(1.2)	46.8	(12.5)
Comprehensive income	131.1	50.8	115.7	113.8
Comprehensive income attributable to noncontrolling interests	7.9	6.7	13.4	13.8
Comprehensive income attributable to Greif, Inc.	$123.2	$44.1	$102.3	$100.0
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	April 30, 2025	October 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$252.7	$197.7
Trade accounts receivable, net of allowance	803.7	746.9
Inventories:
Raw materials	318.9	299.6
Finished goods	111.8	99.9
Assets held for sale	5.4	3.1
Prepaid expenses	74.7	55.8
Other current assets	187.2	146.4
	1,754.4	1,549.4
Long-term assets
Goodwill	1,987.4	1,953.7
Other intangible assets, net of amortization	881.7	937.1
Deferred tax assets	35.8	36.9
Pension assets	48.3	46.0
Operating lease right-of-use assets	260.0	284.5
Finance lease right-of-use assets	35.8	38.4
Other long-term assets	121.5	149.5
	3,370.5	3,446.1
Properties, plants and equipment
Timber properties, net of depletion	231.6	231.2
Land	156.6	158.0
Buildings	596.0	605.6
Machinery and equipment	2,339.9	2,308.7
Capital projects in progress	179.9	159.6
	3,504.0	3,463.1
Accumulated depreciation	(1,874.5)	(1,811.0)
	1,629.5	1,652.1
Total assets	$6,754.4	$6,647.6
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	April 30, 2025	October 31, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$531.6	$521.9
Accrued payroll and employee benefits	110.1	156.9
Restructuring reserves	11.7	4.9
Current portion of long-term debt	95.8	95.8
Short-term borrowings	388.5	18.6
Current portion of operating lease liabilities	54.2	56.5
Current portion of finance lease liabilities	5.8	5.6
Other current liabilities	188.1	154.2
	1,385.8	1,014.4
Long-term liabilities
Long-term debt	2,290.9	2,626.2
Operating lease liabilities	207.5	230.2
Finance lease liabilities	30.7	34.2
Deferred tax liabilities	289.5	295.1
Pension liabilities	60.3	59.2
Postretirement benefit obligations	5.5	5.6
Contingent liabilities and environmental reserves	19.8	19.1
Long-term income tax payable	—	11.7
Other long-term liabilities	158.2	104.5
	3,062.4	3,385.8
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	131.2	129.9
Equity
Common stock, without par value	243.2	230.3
Treasury stock, at cost	(276.8)	(279.0)
Retained earnings	2,476.4	2,486.2
Accumulated other comprehensive loss, net of tax:
Foreign currency translation	(237.5)	(314.1)
Derivative financial instruments	5.6	33.9
Minimum pension liabilities	(76.8)	(74.9)
Total Greif, Inc. shareholders’ equity	2,134.1	2,082.4
Noncontrolling interests	40.9	35.1
Total shareholders’ equity	2,175.0	2,117.5
Total liabilities and shareholders’ equity	$6,754.4	$6,647.6
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended April 30,
(in millions)	2025	2024
Cash flows from operating activities:
Net income	$68.9	$126.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	133.0	126.3
Non-cash asset impairment charges	24.4	1.7
Gain on disposals of properties, plants and equipment, net	(1.1)	(3.0)
Loss on disposals of businesses, net	1.4	—
Unrealized foreign exchange loss	0.6	9.5
Deferred income tax benefit	(3.2)	(53.4)
Non-cash lease expense	36.3	33.0
Other, net	0.8	1.2
Increase (decrease) in cash from changes in certain assets and liabilities, net of impacts from acquisitions:
Trade accounts receivable	(42.7)	(65.9)
Inventories	(23.6)	(37.5)
Accounts payable	3.3	49.1
Restructuring reserves	6.7	(10.6)
Operating leases	(36.4)	(32.8)
Pension and post-retirement benefit liabilities	(3.6)	(7.9)
Other, net	(59.2)	(44.0)
Net cash provided by operating activities	105.6	92.0
Cash flows from investing activities:
Purchases of business, net of cash acquired	(4.6)	(567.6)
Purchases of properties, plants and equipment	(65.7)	(96.6)
Purchases of timber properties	(2.3)	(3.1)
Payments for deferred purchase price of acquisitions	(1.2)	(1.2)
Proceeds from the sale of properties, plants, equipment and other assets	20.5	5.9
Payments for the sale of businesses	(0.9)	—
Proceeds from hedging derivatives	22.5	—
Net cash used in investing activities	(31.7)	(662.6)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,060.4	1,571.6
Payments on long-term debt	(1,041.4)	(902.6)
Proceeds (payments) on short-term borrowings, net	(11.3)	6.4
Proceeds from trade accounts receivable credit facility	174.6	44.1
Payments on trade accounts receivable credit facility	(156.9)	(49.2)
Dividends paid to Greif, Inc. shareholders	(62.4)	(59.7)
Dividends paid to noncontrolling interests	(5.6)	(10.1)
Tax withholding payments for stock-based awards	(7.4)	(10.6)
Other, net	(3.7)	(5.0)
Net cash (used in) provided by financing activities	(53.7)	584.9
Effects of exchange rates on cash	34.8	0.8
Net increase in cash and cash equivalents	55.0	15.1
Cash and cash equivalents at beginning of period	197.7	180.9
Cash and cash equivalents at end of period	$252.7	$196.0
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended April 30, 2025
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of January 31, 2025	47,437	$240.3	29,405	$(277.0)	$2,461.7	$(384.6)	$2,040.4	$38.5	$2,078.9
Net income					47.3		47.3	7.2	54.5
Other comprehensive income (loss):
Foreign currency translation						117.3	117.3	0.7	118.0
Derivative financial instruments, net of $11.9 million of income tax expense						(37.1)	(37.1)		(37.1)
Minimum pension liability adjustment, net of $0.0 million income tax expense						(4.3)	(4.3)		(4.3)
Comprehensive income			.				123.2		131.1
Current period mark to redemption value of redeemable noncontrolling interest					(1.1)		(1.1)		(1.1)
Net income allocated to redeemable noncontrolling interests							—	(2.1)	(2.1)
Dividends paid to Greif, Inc. shareholders ($0.54 and $0.81 per Class A share and Class B share, respectively)					(31.4)		(31.4)		(31.4)
Dividends paid to noncontrolling interests and other							—	(3.4)	(3.4)
Dividends earned on RSU shares					(0.1)		(0.1)		(0.1)
Colleague stock purchase plan	—	0.3	—	—			0.3		0.3
Share based compensation	—	1.3	—	—			1.3		1.3
Restricted stock, directors	24	1.3	(24)	0.2			1.5		1.5
As of April 30, 2025	47,461	$243.2	29,381	$(276.8)	$2,476.4	$(308.7)	$2,134.1	$40.9	$2,175.0

	Six Months Ended April 30, 2025
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2024	47,181	$230.3	29,661	$(279.0)	$2,486.2	$(355.1)	$2,082.4	$35.1	$2,117.5
Net income					55.9		55.9	13.0	68.9
Other comprehensive income (loss):
Foreign currency translation						76.6	76.6	0.4	77.0
Derivative financial instruments, net of $9.1 million of income tax expense						(28.3)	(28.3)		(28.3)
Minimum pension liability adjustment, net of $0.0 million income tax expense						(1.9)	(1.9)		(1.9)
Comprehensive income			.				102.3		115.7
Current period mark to redemption value of redeemable noncontrolling interest and other					(3.2)		(3.2)		(3.2)
Net income allocated to redeemable noncontrolling interests							—	(3.6)	(3.6)
Dividends paid to Greif, Inc. shareholders ($1.08 and $1.61 per Class A share and Class B share, respectively)					(62.4)		(62.4)		(62.4)
Dividends paid to noncontrolling interests and other							—	(4.0)	(4.0)
Dividends earned on RSU shares					(0.1)		(0.1)		(0.1)
Colleague stock purchase plan	45	2.4	(45)	0.3			2.7		2.7
Long-term incentive shares issued	211	6.6	(211)	1.7			8.3		8.3
Share based compensation	—	2.6	—	—			2.6		2.6
Restricted stock, directors	24	1.3	(24)	0.2			1.5		1.5
As of April 30, 2025	47,461	$243.2	29,381	$(276.8)	$2,476.4	$(308.7)	$2,134.1	$40.9	$2,175.0

Table of Content

	Three Months Ended April 30, 2024
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of January 31, 2024	47,121	$222.1	29,721	$(279.5)	$2,377.7	$(327.8)	$1,992.5	$43.9	$2,036.4
Net income					44.4		44.4	7.6	52.0
Other comprehensive income (loss):
Foreign currency translation						(28.3)	(28.3)	(0.9)	(29.2)
Derivative financial instruments, net of $9.1 million income tax benefit						27.7	27.7		27.7
Minimum pension liability adjustment, net of $0.1 million income tax benefit						0.3	0.3		0.3
Comprehensive income							44.1		50.8
Current period mark to redemption value of redeemable noncontrolling interest					(0.5)		(0.5)		(0.5)
Net income allocated to redeemable noncontrolling interests							—	(2.2)	(2.2)
Dividends paid to Greif, Inc. shareholders ($0.52 and $0.78 per Class A share and Class B share, respectively)					(30.0)		(30.0)		(30.0)
Dividends paid to noncontrolling interests and other							—	(10.1)	(10.1)
Dividends earned on RSU shares					(0.1)		(0.1)		(0.1)
Colleague stock purchase plan	—	0.2	—	0.1			0.3		0.3
Share based compensation	—	1.7	—	—			1.7		1.7
Restricted stock, directors	18	1.0	(18)	0.1			1.1		1.1
As of April 30, 2024	47,139	$225.0	29,703	$(279.3)	$2,391.5	$(328.1)	$2,009.1	$38.3	$2,047.4

	Six Months Ended April 30, 2024
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2023	46,805	$208.4	30,037	$(281.9)	$2,337.9	$(316.5)	$1,947.9	$38.4	$1,986.3
Net income					111.6		111.6	14.7	126.3
Other comprehensive income (loss):
Foreign currency translation						(0.7)	(0.7)	(0.9)	(1.6)
Derivative financial instruments, net of $2.8 million income tax expense						(8.5)	(8.5)		(8.5)
Minimum pension liability adjustment, net of $0.2 million income tax benefit						(2.4)	(2.4)		(2.4)
Comprehensive income			.				100.0		113.8
Current period mark to redemption value of redeemable noncontrolling interest and other					1.8		1.8		1.8
Net income allocated to redeemable noncontrolling interests							—	(3.8)	(3.8)
Dividends paid to Greif, Inc. shareholders ($1.04 and $1.55 per Class A share and Class B share, respectively)					(59.7)		(59.7)		(59.7)
Dividends paid to noncontrolling interests and other							—	(10.1)	(10.1)
Dividends earned on RSU shares					(0.1)		(0.1)		(0.1)
Colleague stock purchase plan	33	2.0	(33)	0.3			2.3		2.3
Long-term incentive shares issued	283	10.5	(283)	2.2			12.7		12.7
Share based compensation	—	3.1	—	—			3.1		3.1
Restricted stock, directors	18	1.0	(18)	0.1			1.1		1.1
As of April 30, 2024	47,139	$225.0	29,703	$(279.3)	$2,391.5	$(328.1)	$2,009.1	$38.3	$2,047.4

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
The information filed herein reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated balance sheet as of April 30, 2025 and the condensed consolidated balance sheet as of October 31, 2024, the interim condensed consolidated statements of income, comprehensive income and changes in shareholders’ equity for the three and six months ended April 30, 2025 and 2024 and the interim condensed consolidated statements of cash flows for the six months ended April 30, 2025 and 2024 of the Company. The interim condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling interest and are accounted for using either the equity or cost method, as appropriate.
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
The recast of prior period information had no impact on the Company’s interim condensed consolidated balance sheets, interim condensed consolidated statements of income, interim condensed consolidated statements of comprehensive income, interim condensed consolidated statements of changes in shareholders’ equity and the interim condensed consolidated statements of cash flows.
Newly Adopted Accounting Standards
There have been no new accounting standards adopted since the filing of the 2024 Form 10-K that have significance, or potential significance, to the interim condensed consolidated financial statements.
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Tax Disclosures,” which is intended to improve the effectiveness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The effective date for the Company to adopt this ASU is for the fiscal year beginning October 1, 2025. The

Table of Content
Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flow and disclosures.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The effective date for the Company to adopt this ASU is for the fiscal year and interim periods beginning November 1, 2024 and October 1, 2025 respectively. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flow and disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which is intended to improve disclosures related to the Company’s certain income statement expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The effective date for the Company to adopt this ASU is for the fiscal year and interim periods beginning October 1, 2027 and October 1, 2028 respectively. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flow and disclosures.
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
As of April 30, 2025, the Company had completed the determination of the fair value of assets acquired and liabilities assumed related to the Ipackchem Acquisition.

Table of Content
The following table summarizes the consideration transferred to acquire Ipackchem and the final valuation of identifiable assets acquired and liabilities assumed at the acquisition date:

(in millions)	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments	Amount Recognized as of Acquisition Date (as Adjusted)
Fair value of consideration transferred
Cash consideration	$582.1	$—	$582.1

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$14.5	$—	$14.5
Accounts receivable	50.9	—	50.9
Inventories	36.7	—	36.7
Other current assets	4.9	(0.6)	4.3
Intangibles	231.7	1.4	233.1
Operating lease right-of-use assets	15.1	2.4	17.5
Finance lease right-of-use assets	8.2	2.2	10.4
Other long-term assets	1.0	—	1.0
Properties, plants and equipment	91.5	(2.9)	88.6
Total assets acquired	454.5	2.5	457.0

Accounts payable	(17.2)	—	(17.2)
Short-term borrowings	(26.2)	—	(26.2)
Other current liabilities	(13.2)	0.1	(13.1)
Operating lease liabilities	(14.2)	(3.3)	(17.5)
Finance lease liabilities	(10.0)	(0.5)	(10.5)
Long-term deferred tax liability	(62.1)	(1.5)	(63.6)
Other long-term liabilities	(5.3)	(2.5)	(7.8)
Total liabilities assumed	(148.2)	(7.7)	(155.9)
Total identifiable net assets	$306.3	(5.2)	301.1
Goodwill	$275.8	$5.2	$281.0
The Company recognized goodwill related to this acquisition of $281.0 million. The goodwill recognized in this acquisition was attributable to the acquired assembled workforce, expected synergies and economies of scale, none of which qualify for recognition as a separate intangible asset. Ipackchem is reported within the Customized Polymer Solutions segment to which the goodwill was assigned. The goodwill is not deductible for tax purposes.
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

	Three Months Ended April 30,	Six Months Ended April 30,
(in millions, except per share amounts)	2024	2024
Pro forma net sales	$1,404.3	$2,665.7
Pro forma net income attributable to Greif, Inc.	54.6	130.2
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$0.94	$2.26
Class B common stock	$1.42	$3.38
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$0.94	$2.26
Class B common stock	$1.42	$3.38
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
Changes to the Company’s operating segments resulted in a change to the Company’s reporting units: Customized Polymer Solutions – Small Plastics/Jerrycans; Customized Polymer Solutions – Large/Medium Plastics; Customized Polymer Solutions – Intermediate Bulk Containers; Durable Metal Solutions; Sustainable Fiber Solutions – Boxboard & Converted; Sustainable Fiber Solutions – Containerboard & Corrugated; Sustainable Fiber Solutions – Land Management; and Integrated Solutions. As a result of this segment realignment, the Company allocated goodwill to the reporting units existing under the new organizational structure on a relative fair value basis as of the first quarter of 2025.
In conjunction with the goodwill allocation described above, the Company tested its reporting units for potential impairment immediately before and after the segment realignment and concluded that the estimated fair value of each reporting unit exceeded its respective carrying value.

Table of Content
The following table summarizes the changes in the carrying amount of goodwill by segment for the six months ended April 30, 2025:

(in millions)	Global Industrial Packaging	Paper Packaging & Services	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Integrated Solutions	Total
Balance at October 31, 2024	$1,148.3	$805.4	$—	$—	$—	$—	$1,953.7
Segment recast	(1,148.3)	(805.4)	607.9	401.8	774.1	169.9	—
Goodwill acquired / Measurement period adjustment	—	—	(9.1)	—	—	—	(9.1)
Currency translation	—	—	24.6	11.6	—	6.6	42.8
Balance at April 30, 2025	$—	$—	$623.4	$413.4	$774.1	$176.5	$1,987.4
NOTE 4 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the six months ended April 30, 2025:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2024	$4.8	$0.1	$4.9
Costs incurred and charged to expense	10.6	3.3	13.9
Costs paid or otherwise settled	(3.9)	(3.2)	(7.1)
Balance at April 30, 2025	$11.5	$0.2	$11.7
The focus for restructuring activities in 2025 is to optimize operations to manage a historical period of industrial activity contraction while simultaneously transforming the Company’s internal processes and portfolio mix for optimal alignment to long-term profitable earnings growth.
During the three months ended April 30, 2025, the Company recorded restructuring charges of $11.2 million, as compared to $(6.8) million of restructuring charges recorded during the three months ended April 30, 2024. The restructuring activity for the three months ended April 30, 2025 consisted of $8.6 million in employee separation costs and $2.6 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities.
During the six months ended April 30, 2025, the Company recorded restructuring charges of $13.9 million, as compared to $(1.1) million of restructuring charges recorded during the six months ended April 30, 2024. The restructuring activity for the six months ended April 30, 2025 consisted of $10.6 million in employee separation costs and $3.3 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities.

Table of Content
The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-Q. Remaining amounts expected to be incurred were $25.9 million as of April 30, 2025:

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the Six Months Ended April 30, 2025	Amounts Remaining to be Incurred
Customized Polymer Solutions
Employee separation costs	$2.0	$1.2	$0.8
Other restructuring costs	0.4	0.3	0.1
	2.4	1.5	0.9
Durable Metal Solutions
Employee separation costs	3.9	1.3	$2.6
Other restructuring costs	0.7	0.2	0.5
	4.6	1.5	3.1
Sustainable Fiber Solutions
Employee separation costs	9.2	7.7	$1.5
Other restructuring costs	22.3	2.7	19.6
	31.5	10.4	21.1
Integrated Solutions
Employee separation costs	0.6	0.4	0.2
Other restructuring costs	0.7	0.1	0.6
	1.3	0.5	0.8
	$39.8	$13.9	$25.9
NOTE 5 — DEBT
Long-Term Debt
Long-term debt is summarized as follows:

(in millions)	April 30, 2025	October 31, 2024
2022 Credit Agreement - Term Loans	$1,663.4	$1,707.4
2023 Credit Agreement - Term Loan	285.0	288.8
Accounts receivable credit facilities	—	357.9
2022 Credit Agreement - Revolving Credit Facility	443.9	373.7
Other debt	—	1.3
	2,392.3	2,729.1
Less: current portion	95.8	95.8
Less: deferred financing costs	5.6	7.1
Long-term debt, net	$2,290.9	$2,626.2
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
Interest accruing under the 2022 Credit Agreement is based on Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on the Company’s leverage ratio.
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
As of April 30, 2025, $2,392.3 million was outstanding under the 2022 and 2023 Credit Agreements. The current portion was $95.8 million, and the long-term portion was $2,296.5 million. The weighted average interest rate for borrowings under the 2022 and 2023 Credit Agreements was 5.88% for the six months ended April 30, 2025. The actual interest rate for borrowings under the 2022 and 2023 Credit Agreements was 6.06% as of April 30, 2025. The deferred financing costs associated with the term loan portion of the 2022 and 2023 Credit Agreements totaled $5.6 million as of April 30, 2025 and are recorded as a reduction of long-term debt on the interim condensed consolidated balance sheets. The deferred financing costs associated with the revolving portion of the 2022 Credit Agreement totaled $1.9 million as of April 30, 2025 and are recorded within other long-term assets on the interim condensed consolidated balance sheets.
Short-Term Debt
Short-term debt is summarized as follows:

(in millions)	April 30, 2025	October 31, 2024
Accounts receivable credit facilities	381.3	—
Other debt	7.2	18.6
	388.5	18.6
Accounts Receivable Credit Facilities

Table of Content
Greif Receivables Funding LLC (“Greif Funding”), Greif Packaging, and certain other U.S. subsidiaries of the Company are parties to an amended and restated U.S. Receivables Financing Facility Agreement (the “U.S. RFA”). On May 16, 2025, the maturity date of the U.S. RFA was extended to May 15, 2026. The U.S. RFA provides an accounts receivable financing facility of $290.0 million. As of April 30, 2025, there was a $274.3 million ($273.7 million as of October 31, 2024) outstanding under the U.S. RFA. The weighted average interest rate for borrowings under the U.S. RFA was 5.46% for the six months ended April 30, 2025.
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
Cooperage Receivables Finance B.V. and Greif Services Belgium BV, an indirect wholly owned subsidiary of Greif, Inc., are parties to an amended and restated Nieuw Amsterdam Receivables Financing Agreement (the “European RFA”) with affiliates of a major international bank. On April 1, 2025, the maturity date of the European RFA was extended to April 21, 2026. The European RFA provides an accounts receivable financing facility of up to €100.0 million ($114.2 million as of April 30, 2025) secured by certain European accounts receivable. As of April 30, 2025, $107.0 million ($84.2 million as of October 31, 2024) was outstanding under the European RFA. The weighted average interest rate for borrowings under the European RFA was 4.01% for the six months ended April 30, 2025.
NOTE 6 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of April 30, 2025 and October 31, 2024:

	April 30, 2025
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$26.1	$—	$26.1	$—	$(12.7)	$—	$(12.7)
Foreign exchange hedges	—	0.7	—	0.7	—	(1.4)	—	(1.4)
Insurance annuity	—	—	20.0	20.0	—	—	—	—
Cross currency swap	—	6.4	—	6.4	—	(39.5)	—	(39.5)

	October 31, 2024
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$40.4	$—	$40.4	$—	$(5.6)	$—	$(5.6)
Foreign exchange hedges	—	0.2	—	0.2	—	(0.1)	—	(0.1)
Insurance annuity	—	—	18.9	18.9	—	—	—	—
Cross currency swap	—	17.6	—	17.6	—	(6.4)	—	(6.4)
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of April 30, 2025 and October 31, 2024 approximate their fair values because of the short-term nature of these items and are not included in this table.
Interest Rate Derivatives
As of April 30, 2025, the Company has various interest rate swaps with a total notional amount of $1,362.5 million ($1,400.0 million as of October 31, 2024), maturing between March 1, 2027 and July 16, 2029. The Company will receive variable rate interest payments based upon one-month U.S. dollar SOFR, and in return the Company will be obligated to pay interest at a weighted average fixed interest rate of 2.99%. This effectively converted the borrowing rate on an amount of debt equal to the notional amount of the interest rate swaps from a variable rate to a fixed rate.
These derivatives are designated as cash flow hedges for accounting purposes. Accordingly, the gain or loss on these derivative instruments is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line

Table of Content
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
Gains reclassified to earnings under these contracts were $4.6 million and $8.9 million for the three months ended April 30, 2025, and 2024, respectively. Gains reclassified to earnings under these contracts were $10.2 million and $18.6 million for the six months ended April 30, 2025, and 2024, respectively. A derivative gain of $10.0 million, based upon interest rates at April 30, 2025, is expected to be reclassified from accumulated other comprehensive income to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of April 30, 2025, and October 31, 2024, the Company had outstanding foreign currency forward contracts in the notional amount of $112.5 million and $74.1 million, respectively.
Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which are based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
For the three months ended April 30, 2025, and 2024, the Company recorded realized gains of $1.1 million and $2.9 million, respectively, under fair value contracts in other expense, net. For the six months ended April 30, 2025, and 2024, the Company recorded realized gains of $0.9 million and $2.9 million, respectively, under fair value contracts in other expense, net.
For the three months ended April 30, 2025, and 2024, the Company recorded unrealized net losses of $0.8 million and $2.8 million, respectively, in other expense, net. For the six months ended April 30, 2025, and 2024, the Company recorded unrealized net losses of $0.7 million and $0.4 million, respectively, in other expense, net.
Cross Currency Swap
The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. As of April 30, 2025, the Company has various cross currency interest rate swaps that synthetically swap $534.9 million ($447.6 million as of October 31, 2024) of U.S. fixed rate debt to Euro denominated fixed rate debt. The Company receives a weighted average rate of 1.64% on these swaps. These agreements are designated as either net investment hedges or cash flow hedges for accounting purposes and will mature between October 5, 2026 and November 3, 2028.
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
For the three months ended April 30, 2025 and 2024, gains recorded in interest expense, net under the cross currency swap agreements were $1.7 million and $1.6 million, respectively. For the six months ended April 30, 2025 and 2024, gains recorded in interest expense, net under the cross currency swap agreements were $3.3 million and $3.5 million, respectively.
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

Table of Content
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
Non-Recurring Fair Value Measurements
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the three months ended April 30, 2025 and 2024:

	Quantitative Information about Level 3 Fair Value Measurements
(in millions)	Impairment Amount	Valuation Technique	Unobservable Input	Range of Input Values
April 30, 2025
Net Assets Held for Sale	$4.7	Indicative Bids	Indicative Bids	N/A
Long Lived Assets	$19.7	Discounted Cash Flows; Indicative Bids	Discounted Cash Flows; Indicative Bids	N/A
Total	$24.4

April 30, 2024
Long Lived Assets	$1.7	Discounted Cash Flows; Indicative Bids	Discounted Cash Flows; Indicative Bids	N/A
Total	$1.7
For six months ended April 30, 2025, the Company wrote down long-lived assets with a carrying value of $44.3 million to a fair value of $24.6 million, resulting in recognized asset impairment charges of $19.7 million. These charges include $0.7 million related to properties, plants and equipment, net, in the Customized Polymer Solutions reportable segment, $2.2 million related to properties, plants and equipment, net, in the Durable Metal Solutions reportable segment, $16.4 million related to properties, plants and equipment, net, in the Sustainable Fiber Solutions reportable segment, $0.2 million related to properties, plants and equipment, net in the Integrated Solutions reportable segment and $0.2 million related to definite-lived intangibles in the Integrated Solutions reportable segment. For six months ended April 30, 2025, the Company also recognized impairment charges of $4.7 million related to net assets held for sale in the Sustainable Fiber Solutions reportable segment.
For six months ended April 30, 2024, the Company wrote down long-lived assets with a carrying value of $4.0 million to a fair value of $2.3 million, resulting in recognized asset impairment charges of $1.7 million. These charges include $0.4 million related to properties, plants and equipment, net, in the Durable Metal Solutions reportable segment and $1.3 million related to properties, plants and equipment, net, in the Sustainable Fiber Solutions reportable segment.
The assumptions used in measuring fair value of long-lived assets are considered level 3 inputs, which include bids received from third parties, recent purchase offers, market comparable information, and discounted cash flows based on assumptions that market participants would use.

Table of Content
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
NOTE 8 — INCOME TAXES
Income tax expense for the quarter and year-to-date was calculated according to ASC 740-270, “Income Taxes - Interim Reporting.” This method uses forecasted annual earnings and other amounts, such as uncertain tax positions and withholding taxes, to estimate annual tax expense. Losses from jurisdictions with a valuation allowance are excluded from the annual estimated tax rate. Each quarter’s income tax expense is based on the year-to-date annual estimated tax rate, adjusted for discrete taxable events during the interim period.
For the six months ended April 30, 2025 and 2024, income tax expense (benefit) was $37.6 million and $(21.2) million, respectively. The $58.8 million increase in income tax expense was primarily due to a significant one-time discrete tax benefit in 2024 from recognizing deferred tax assets related to the onshoring of certain intangible property.
As part of the Ipackchem Acquisition, a deferred tax liability of $63.6 million has been recorded through purchase accounting. This liability arises from the temporary differences between the fair value of the acquired assets and liabilities and their respective tax basis through the measurement period. The primary components of the deferred tax liability include intangible assets, property, plant and equipment, and inventory. The goodwill is not deductible for tax purposes.
NOTE 9 — POST RETIREMENT BENEFIT PLANS
The components of net periodic pension cost include the following:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2025	2024	2025	2024
Service cost	$1.6	$1.7	$3.3	$3.4
Interest cost	7.8	8.7	15.5	17.3
Expected return on plan assets	(9.5)	(10.7)	(19.1)	(21.5)
Amortization of prior service benefit	(0.1)	(0.1)	(0.1)	(0.2)
Recognized net actuarial loss (gain)	0.2	(0.3)	0.3	(0.5)
Net periodic pension benefit	$—	$(0.7)	$(0.1)	$(1.5)
The Company expects to make employer contributions of $5.9 million, including benefits paid directly by the Company, during 2025.
The components of net periodic pension cost and net periodic post-retirement benefit, other than the service cost components, are included in the line item “Other expense, net” in the interim condensed consolidated statements of income.

Table of Content
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
Environmental Reserves
As of April 30, 2025, and October 31, 2024, the Company’s environmental reserves were $19.8 million and $19.1 million, respectively (including $9.8 million for the Diamond Alkali Superfund Site in the New Jersey). These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. It is possible that there could be resolution of uncertainties in the future that would require the Company to record charges that could be material to future earnings.
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

Table of Content
The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding
         *Diluted Class B EPS calculation is identical to Basic Class B calculation
The following table provides EPS information for each period, respectively:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2025	2024	2025	2024
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$47.3	$44.4	$55.9	$111.6
Cash dividends	(31.4)	(30.0)	(62.4)	(59.7)
Undistributed earnings attributable to Greif, Inc.	$15.9	$14.4	$(6.5)	$51.9
The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.
The following table summarizes the shares of the Company’s Class A and Class B Common Stock as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
April 30, 2025
Class A Common Stock	128,000,000	42,281,920	26,129,971	16,151,949
Class B Common Stock	69,120,000	34,560,000	21,331,127	13,228,873

October 31, 2024
Class A Common Stock	128,000,000	42,281,920	25,850,270	16,431,650
Class B Common Stock	69,120,000	34,560,000	21,331,127	13,228,873

Table of Content
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Class A Common Stock:
Basic shares	26,123,396	25,802,839	26,011,064	25,667,030
Assumed conversion of restricted shares	98,778	115,548	99,662	105,582
Diluted shares	26,222,174	25,918,387	26,110,726	25,772,612
Class B Common Stock:
Basic and diluted shares	21,331,127	21,331,127	21,331,127	21,331,127
NOTE 12 — COMPREHENSIVE INCOME (LOSS)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the six months ended April 30, 2025:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2024	$(314.1)	$33.9	$(74.9)	$(355.1)
Other comprehensive income (loss)	76.6	(28.3)	(1.9)	46.4
Balance as of April 30, 2025	$(237.5)	$5.6	$(76.8)	$(308.7)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the six months ended April 30, 2024:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2023	$(317.7)	$71.7	$(70.5)	$(316.5)
Other comprehensive income (loss)	(0.7)	(8.5)	(2.4)	(11.6)
Balance as of April 30, 2024	$(318.4)	$63.2	$(72.9)	$(328.1)
The components of accumulated other comprehensive income (loss) above are presented net of tax, as applicable.
NOTE 13 — BUSINESS SEGMENT INFORMATION
As previously described, effective November 1, 2024, the Company implemented changes to its reporting structure, moving to a material solution-based structure. The Company realigned its organizational structure to four operating segments and four reportable business segments: Customized Polymer Solutions; Durable Metal Solutions; Sustainable Fiber Solutions; and Integrated Solutions.
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

Table of Content
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
The following tables present net sales disaggregated by geographic area for each reportable segment for the three and six months ended April 30, 2025:

	Three Months Ended April 30, 2025
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Customized Polymer Solutions	$143.5	$134.3	$51.5	$329.3
Durable Metal Solutions	72.1	223.6	83.2	378.9
Sustainable Fiber Solutions	587.7	0.2	11.2	599.1
Integrated Solutions	58.5	12.0	7.9	78.4
Total net sales	$861.8	$370.1	$153.8	$1,385.7

	Six Months Ended April 30, 2025
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Customized Polymer Solutions	$269.3	$251.0	$104.1	$624.4
Durable Metal Solutions	135.2	417.6	168.3	721.1
Sustainable Fiber Solutions	1,137.7	0.5	22.3	1,160.5
Integrated Solutions	108.4	21.7	15.4	145.5
Total net sales	$1,650.6	$690.8	$310.1	$2,651.5

Table of Content
The following tables present net sales disaggregated by geographic area for each reportable segment for the three and six months ended April 30, 2024:

	Three Months Ended April 30, 2024
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Customized Polymer Solutions	$134.9	$109.5	$41.2	$285.6
Durable Metal Solutions	84.6	233.7	95.4	413.7
Sustainable Fiber Solutions	566.6	0.2	13.3	580.1
Integrated Solutions	71.4	12.1	8.1	91.6
Total net sales	$857.5	$355.5	$158.0	$1,371.0

	Six Months Ended April 30, 2024
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Customized Polymer Solutions	$248.0	$193.8	$71.8	$513.6
Durable Metal Solutions	156.5	435.0	192.7	784.2
Sustainable Fiber Solutions	1,083.8	0.3	24.8	1,108.9
Integrated Solutions	133.0	21.0	16.1	170.1
Total net sales	$1,621.3	$650.1	$305.4	$2,576.8
The following segment information is presented for the periods indicated:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions)	2025	2024	2025	2024
Operating profit:
Customized Polymer Solutions	$25.8	$6.3	$39.6	$18.0
Durable Metal Solutions	54.1	56.5	91.7	93.4
Sustainable Fiber Solutions	25.9	18.9	29.5	27.1
Integrated Solutions	12.8	16.4	17.7	28.5
Total operating profit	$118.6	$98.1	$178.5	$167.0

Depreciation, depletion and amortization expense:
Customized Polymer Solutions	$23.1	$17.5	$46.0	$29.5
Durable Metal Solutions	7.1	7.2	13.9	14.5
Sustainable Fiber Solutions	33.7	37.9	68.0	75.9
Integrated Solutions	2.5	3.3	5.1	6.4
Total depreciation, depletion and amortization expense	$66.4	$65.9	$133.0	$126.3

Table of Content
The following table presents total assets by segment and total properties, plants and equipment, net by geographic area:

(in millions)	April 30, 2025	October 31, 2024
Assets:
Customized Polymer Solutions	$1,878.6	$1,818.7
Durable Metal Solutions	1,206.4	1,183.8
Sustainable Fiber Solutions	2,738.8	2,788.8
Integrated Solutions	404.7	403.1
Total segments	6,228.5	6,194.4
Corporate and other	525.9	453.2
Total assets	$6,754.4	$6,647.6

Property, plant and equipment, net and lease right-of-use assets:
United States	$1,399.6	$1,455.3
Europe, Middle East and Africa	382.7	373.7
Asia Pacific and other Americas	143.0	146.0
Total long-lived assets, net	$1,925.3	$1,975.0
NOTE 14 — SUBSEQUENT EVENTS
On May 30, 2025, the Company redeemed remaining 20% ownership interest in one of its noncontrolling interests, increasing ownership from 80% to 100% in an all-cash transaction for $38.7 million.

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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for the interim condensed consolidated balance sheet as of April 30, 2025 and the condensed consolidated balance sheet as of October 31, 2024, and for the interim condensed consolidated statements of income for the three and six months ended April 30, 2025 and 2024. This discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024 (the “2024 Form 10-K”). Readers are encouraged to review the entire 2024 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
Valuation of Goodwill
In December 2024, we announced changes to our reporting structure, effective November 1, 2024, moving to a material solution-based structure. This internal re-alignment has resulted in a change in our reportable segments from three: Global

Table of Content
Industrial Packaging; Paper Packaging & Services; and Land Management; to four: Customized Polymer Solutions; Durable Metal Solutions; Sustainable Fiber Solutions; and Integrated Solutions.
Changes to the Company’s operating segments resulted in a change to the Company’s reporting units: Customized Polymer Solutions – Small Plastics/Jerrycans; Customized Polymer Solutions – Large/Medium Plastics; Customized Polymer Solutions – Intermediate Bulk Containers; Durable Metal Solutions; Sustainable Fiber Solutions – Boxboard & Converted; Sustainable Fiber Solutions – Containerboard & Corrugated; Sustainable Fiber Solutions – Land Management; and Integrated Solutions. As a result of this segment realignment, the Company allocated goodwill to the reporting units existing under the new organizational structure on a relative fair value in the first quarter of 2025.
In conjunction with the goodwill allocation described above, we tested our reporting units for potential impairment immediately before and after the segment realignment and concluded that the estimated fair value of each reporting unit exceeded its respective carrying value.
For the Customized Polymer Solutions – Small Plastics/Jerrycans reporting unit, the fair value of the reporting unit exceeded the carrying value by 2%, so no impairment was deemed to exist. The low headroom is expected due to various acquisitions related to this reporting unit in recent years. We expect the headroom of this reporting unit to grow after synergies from those acquisitions are realized and the acquired businesses are fully integrated into our network.
For all other reporting units with goodwill balances, the fair value exceeded the carrying value by at least 26%, so no impairment was deemed to exist.
The following table summarizes the carrying amount of goodwill by reporting unit as of April 30, 2025 and October 31, 2024 (recasted from the 2024 10-K by allocating goodwill to reporting units under the new organizational structure on a relative fair value basis):

	Goodwill Balance
(in millions)	April 30, 2025	October 31, 2024
Customized Polymer Solutions
Small Plastics/Jerrycans	$366.4	$357.7
Large/Medium Plastics	130.1	128.0
Intermediate Bulk Containers	126.9	122.2
Durable Metal Solutions	413.4	401.8
Sustainable Fiber Solutions
Boxboard & Converted	475.9	475.9
Containerboard & Corrugated	298.2	298.2
Integrated Solutions	176.5	169.9
Total	$1,987.4	$1,953.7
*The Sustainable Fiber Solutions: Land Management reporting unit has no goodwill balance at either reporting period.
Recently Issued and Newly Adopted Accounting Standards
See Note 1 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q for a detailed description of recently issued and newly adopted accounting standards.
RESULTS OF OPERATIONS
The following comparative information is presented for the three and six months ended April 30, 2025 and 2024. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.
Items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A — Risk Factors, of the 2024 Form 10-K. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

Table of Content
The non-GAAP financial measure of Adjusted EBITDA is used throughout the following discussion of our results of operations, both for our consolidated and segment results. For our consolidated results, Adjusted EBITDA is defined as net income, plus interest expense, net, plus other (income) expense, net, plus income tax (benefit) expense, plus depreciation, depletion and amortization expense, plus acquisition and integration related costs, plus restructuring and other charges, plus non-cash asset impairment charges, plus (gain) loss on disposal of properties, plants and equipment, net, plus (gain) loss on disposal of businesses, net, plus other costs. Since we do not calculate net income by reportable segment, Adjusted EBITDA by reportable segment is reconciled to operating profit by reportable segment. In that case, Adjusted EBITDA is defined as operating profit by reportable segment, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization expense, plus acquisition and integration related costs, plus restructuring and other charges, plus non-cash asset impairment charges, plus (gain) loss on disposal of properties, plants and equipment, net, plus (gain) loss on disposal of businesses, net, plus other costs, for that reportable segment.
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

Table of Content
Second Quarter Results
The following table sets forth the net sales, operating profit and Adjusted EBITDA for each of our business segments for the three months ended April 30, 2025 and 2024:

	Three Months Ended April 30,
(in millions)	2025	2024
Net sales:
Customized Polymer Solutions	$329.3	$285.6
Durable Metal Solutions	378.9	413.7
Sustainable Fiber Solutions	599.1	580.1
Integrated Solutions	78.4	91.6
Total net sales	$1,385.7	$1,371.0
Operating profit:
Customized Polymer Solutions	$25.8	$6.3
Durable Metal Solutions	54.1	56.5
Sustainable Fiber Solutions	25.9	18.9
Integrated Solutions	12.8	16.4
Total operating profit	$118.6	$98.1
Adjusted EBITDA:
Customized Polymer Solutions	$53.4	$34.9
Durable Metal Solutions	63.7	64.5
Sustainable Fiber Solutions	79.5	49.5
Integrated Solutions	17.3	20.8
Total Adjusted EBITDA	$213.9	$169.7
The following table sets forth Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the three months ended April 30, 2025 and 2024:

	Three Months Ended April 30,
(in millions)	2025	2024
Net income	$54.5	$52.0
Plus: interest expense, net	34.9	30.2
Plus: other income, net	(0.2)	(0.4)
Plus: income tax expense	29.8	17.0
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.4)	(0.7)
Operating profit	118.6	98.1
Less: equity earnings of unconsolidated affiliates, net of tax	(0.4)	(0.7)
Plus: depreciation, depletion and amortization expense	66.4	65.9
Plus: acquisition and integration related costs	2.0	11.5
Plus: restructuring and other charges	14.6	(6.8)
Plus: non-cash asset impairment charges	10.7	0.4
Plus: loss (gain) on disposal of properties, plants and equipment, net	0.5	(0.3)
Plus: loss on disposal of businesses, net	0.5	—
Plus: other costs*	0.2	0.2
Adjusted EBITDA	$213.9	$169.7
*includes fiscal year-end change costs and share-based compensation impact of disposals of businesses

Table of Content
The following table sets forth Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the three months ended April 30, 2025 and 2024:

	Three Months Ended April 30, 2025
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Integrated Solutions	Consolidated
Operating profit	$25.8	$54.1	$25.9	$12.8	$118.6
Less: equity earnings of unconsolidated affiliates, net of tax	—	—	—	(0.4)	(0.4)
Plus: depreciation and amortization expense	23.1	7.1	33.7	2.5	66.4
Plus: acquisition and integration related costs	2.0	—	—	—	2.0
Plus: restructuring and other charges	1.7	1.7	10.5	0.7	14.6
Plus: non-cash asset impairment charges	0.7	0.7	8.9	0.4	10.7
Plus: loss on disposal of properties, plants and equipment, net	—	—	0.5	—	0.5
Plus: loss on disposal of businesses, net	—	—	—	0.5	0.5
Plus: other costs*	0.1	0.1	—	—	0.2
Adjusted EBITDA	$53.4	$63.7	$79.5	$17.3	$213.9

	Three Months Ended April 30, 2024
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Integrated Solutions	Consolidated
Operating profit	$6.3	$56.5	$18.9	$16.4	$98.1
Less: equity earnings of unconsolidated affiliates, net of tax	—	—	—	(0.7)	(0.7)
Plus: depreciation and amortization expense	17.5	7.2	37.9	3.3	65.9
Plus: acquisition and integration related costs	11.2	—	0.3	—	11.5
Plus: restructuring and other charges	0.2	0.3	(7.6)	0.3	(6.8)
Plus: non-cash asset impairment charges	—	0.4	—	—	0.4
Plus: (gain) loss on disposal of properties, plants and equipment, net	(0.3)	0.1	(0.2)	0.1	(0.3)
Plus: other costs*	—	—	0.2	—	0.2
Adjusted EBITDA	$34.9	$64.5	$49.5	$20.8	$169.7
*includes fiscal year-end change costs and share-based compensation impact of disposals of businesses
Net Sales
Net sales were $1,385.7 million for the second quarter of 2025 compared with $1,371.0 million for the second quarter of 2024. The $14.7 million increase was primarily due to $15.2 million from higher average selling prices. See the “Segment Review” below for additional information on net sales by segment.
Gross Profit
Gross profit was $319.5 million for the second quarter of 2025 compared with $270.1 million for the second quarter of 2024. The $49.4 million increase was primarily due to the same factors that impacted net sales and lower raw material costs. See the “Segment Review” below for additional information on gross profit by segment. Gross profit margin was 23.1 percent and 19.7 percent for the second quarter of 2025 and 2024, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $172.6 million for the second quarter of 2025 compared with $167.2 million for the second quarter of 2024. The $5.4 million increase was primarily related to recent acquisitions. SG&A expenses were 12.5 percent and 12.2 percent of net sales for the second quarter of 2025 and 2024, respectively.

Table of Content
Financial Measures
Operating profit was $118.6 million for the second quarter of 2025 compared with $98.1 million for the second quarter of 2024. Net income was $54.5 million for the second quarter of 2025 compared with $52.0 million for the second quarter of 2024. Adjusted EBITDA was $213.9 million for the second quarter of 2025 compared with $169.7 million for the second quarter of 2024. The reasons for the changes in operating profit, net income, and Adjusted EBITDA for each segment are described below in the “Segment Review.”
Trends
While volumes have improved year over year across some geographies and product groups, we have not identified, and do not anticipate, any compelling customer demand inflection on the horizon. We expect prices for steel and resin to be relatively stable for the remainder of the year, apart from any potential tariff impact. We also expect prices for old corrugated containers and other direct materials, as well as prices for transportation, labor and utilities, to remain relatively stable through the remainder of the year.
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
Net sales were $329.3 million for the second quarter of 2025 compared with $285.6 million for the second quarter of 2024. The $43.7 million increase was primarily due to $38.8 million of contributions from recent acquisitions.
Gross profit was $76.7 million for the second quarter of 2025 compared with $55.5 million for the second quarter of 2024. The $21.2 million increase in gross profit was primarily due to the same factors that impacted net sales, partially offset by higher raw material costs and higher manufacturing costs. Gross profit margin was 23.3 percent and 19.4 percent for the second quarter of 2025 and 2024, respectively.
Operating profit was $25.8 million for the second quarter of 2025 compared with $6.3 million for the second quarter of 2024. The $19.5 million increase was primarily due to the same factors that impacted gross profit. Adjusted EBITDA was $53.4 million for the second quarter of 2025 compared with $34.9 million for the second quarter of 2024. The $18.5 million increase in Adjusted EBITDA was primarily due to the same factors that impacted gross profit.
Durable Metal Solutions
Our Durable Metal Solutions segment produces and sells metal-based packaging products, including a wide variety of steel drums.
Net sales were $378.9 million for the second quarter of 2025 compared with $413.7 million for the second quarter of 2024. The $34.8 million decrease was primarily due to $18.6 million attributable to lower volumes, $12.3 million from lower average selling prices and negative foreign currency translation impacts.

Table of Content
Gross profit was $82.9 million for the second quarter of 2025 compared with $89.3 million for the second quarter of 2024. The $6.4 million decrease in gross profit was primarily due to the same factors that impacted net sales, partially offset by lower raw material costs. Gross profit margin was 21.9 percent and 21.6 percent for the second quarter of 2025 and 2024, respectively.
Operating profit was $54.1 million for the second quarter of 2025 compared with $56.5 million for the second quarter of 2024. The $2.4 million decrease was primarily due to the same factors that impacted gross profit and higher restructuring and other charges, partially offset by lower SG&A expenses related to lower incentive expenses due to performance. Adjusted EBITDA was $63.7 million for the second quarter of 2025 compared with $64.5 million for the second quarter of 2024. The $0.8 million decrease in Adjusted EBITDA was primarily due to the same factors that impacted gross profit, partially offset by lower SG&A expenses related to lower incentive expenses due to performance.
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
Net sales were $599.1 million for the second quarter of 2025 compared with $580.1 million for the second quarter of 2024. The $19.0 million increase was primarily due to $29.0 million from higher published containerboard and boxboard prices, partially offset by $9.1 million attributable to lower volumes.
Gross profit was $132.7 million for the second quarter of 2025 compared with $93.7 million for the second quarter of 2024. The $39.0 million increase in gross profit was primarily due to the same factors that impacted net sales, along with lower raw material costs and lower manufacturing costs. Gross profit margin was 22.1 percent and 16.2 percent for the second quarter of 2025 and 2024, respectively.
Operating profit was $25.9 million for the second quarter of 2025 compared with $18.9 million for the second quarter of 2024. The $7.0 million increase was primarily due to the same factors that impacted gross profit, partially offset by higher SG&A expenses related to higher compensation expenses and costs incurred for strategic investments, higher restructuring and other charges and impairment charges related to plant closures. Adjusted EBITDA was $79.5 million for the second quarter of 2025 compared with $49.5 million for the second quarter of 2024. The $30.0 million increase in Adjusted EBITDA was primarily due to the same factors that impacted gross profit, partially offset by higher SG&A expenses related to higher compensation expenses and costs incurred for strategic investments.
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
Net sales were $78.4 million for the second quarter of 2025 compared with $91.6 million for the second quarter of 2024. The $13.2 million decrease was primarily due to a $15.2 million impact from the divestiture of Delta Petroleum Company, Inc. (the “Delta Divestiture”) during the third quarter of 2024.
Gross profit was $27.2 million for the second quarter of 2025 compared with $31.6 million for the second quarter of 2024. The $4.4 million decrease in gross profit was primarily due to the Delta Divestiture. Gross profit margin was 34.7 percent and 34.5 percent for the second quarter of 2025 and 2024, respectively.
Operating profit was $12.8 million for the second quarter of 2025 compared with $16.4 million for the second quarter of 2024. The $3.6 million decrease was primarily due to the same factors that impacted gross profit. Adjusted EBITDA was $17.3 million for the second quarter of 2025 compared with $20.8 million for the second quarter of 2024. The $3.5 million decrease in Adjusted EBITDA was primarily due to the same factors that impacted gross profit.
Income Tax Expense
Income tax expense for the second quarter of 2025 was $29.8 million compared with $17.0 million for the second quarter of 2024. The $12.8 million increase in income tax expense was primarily due to higher pre-tax book earnings, changes in the mix of earnings among tax jurisdictions, and other discrete tax expenses.

Table of Content
Year-to-Date Results
The following table sets forth the net sales, operating profit and Adjusted EBITDA for each of our business segments for the six months ended April 30, 2025 and 2024:

	Six Months Ended April 30,
(in millions)	2025	2024
Net sales:
Customized Polymer Solutions	$624.4	$513.6
Durable Metal Solutions	721.1	784.2
Sustainable Fiber Solutions	1,160.5	1,108.9
Integrated Solutions	145.5	170.1
Total net sales	$2,651.5	$2,576.8
Operating profit:
Customized Polymer Solutions	$39.6	$18.0
Durable Metal Solutions	91.7	93.4
Sustainable Fiber Solutions	29.5	27.1
Integrated Solutions	17.7	28.5
Total operating profit	$178.5	$167.0
Adjusted EBITDA:
Customized Polymer Solutions	$92.9	$60.7
Durable Metal Solutions	108.9	109.2
Sustainable Fiber Solutions	131.0	102.5
Integrated Solutions	26.2	34.3
Total Adjusted EBITDA	$359.0	$306.7
The following table sets forth Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the six months ended April 30, 2025 and 2024:

	Six Months Ended April 30,
(in millions)	2025	2024
Net income	$68.9	$126.3
Plus: interest expense, net	72.6	54.4
Plus: other expense, net	0.2	8.7
Plus: income tax expense (benefit)	37.6	(21.2)
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.8)	(1.2)
Operating profit	178.5	167.0
Less: equity earnings of unconsolidated affiliates, net of tax	(0.8)	(1.2)
Plus: depreciation, depletion and amortization expense	133.0	126.3
Plus: acquisition and integration related costs	4.2	14.1
Plus: restructuring and other charges	17.3	(1.1)
Plus: non-cash asset impairment charges	24.4	1.7
Plus: gain on disposal of properties, plants and equipment, net	(1.1)	(3.0)
Plus: loss on disposal of businesses, net	1.4	—
Plus: other costs*	0.5	0.5
Adjusted EBITDA	$359.0	$306.7
*includes fiscal year-end change costs and share-based compensation impact of disposals of businesses

Table of Content
The following table sets forth Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the six months ended April 30, 2025 and 2024:

	Six Months Ended April 30, 2025
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Integrated Solutions	Consolidated
Operating profit	$39.6	$91.7	$29.5	$17.7	$178.5
Less: equity earnings of unconsolidated affiliates, net of tax	—	—	—	(0.8)	(0.8)
Plus: depreciation and amortization expense	46.0	13.9	68.0	5.1	133.0
Plus: acquisition and integration related costs	4.2	—	—	—	4.2
Plus: restructuring and other charges	2.2	2.2	12.1	0.8	17.3
Plus: non-cash asset impairment charges	0.7	2.2	21.1	0.4	24.4
Plus: (gain) loss on disposal of properties, plants and equipment, net	—	(1.2)	0.1	—	(1.1)
Plus: loss on disposal of businesses, net	—	—	—	1.4	1.4
Plus: other costs*	0.2	0.1	0.2	—	0.5
Adjusted EBITDA	$92.9	$108.9	$131.0	$26.2	$359.0

	Six Months Ended April 30, 2024
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Integrated Solutions	Consolidated
Operating profit	$18.0	$93.4	$27.1	$28.5	$167.0
Less: equity earnings of unconsolidated affiliates, net of tax	—	—	—	(1.2)	(1.2)
Plus: depreciation and amortization expense	29.5	14.5	75.9	6.4	126.3
Plus: acquisition and integration related costs	13.0	—	1.1	—	14.1
Plus: restructuring and other charges	0.4	0.7	(3.0)	0.8	(1.1)
Plus: non-cash asset impairment charges	—	0.4	1.3	—	1.7
Plus: (gain) loss on disposal of properties, plants and equipment, net	(0.3)	0.1	(0.2)	(2.6)	(3.0)
Plus: other costs*	0.1	0.1	0.3	—	0.5
Adjusted EBITDA	$60.7	$109.2	$102.5	$34.3	$306.7
*includes fiscal year-end change costs and share-based compensation impact of disposals of businesses
Net Sales
Net sales were $2,651.5 million for the first six months of 2025 compared with $2,576.8 million for the first six months of 2024. The $74.7 million increase was primarily due to $97.2 million contributions from recent acquisitions, partially offset by a $26.5 million impact from the Delta Divestiture. See the “Segment Review” below for additional information on net sales by segment.
Gross Profit
Gross profit was $565.0 million for the first six months of 2025 compared with $491.7 million for the first six months of 2024. The $73.3 million increase was primarily due to the same factors that impacted net sales and lower raw material costs, partially offset by higher manufacturing costs. See “Segment Review” below for additional information on gross profit by segment. Gross profit margin was 21.3 percent and 19.1 percent for first six months of 2025 and 2024, respectively.
Selling, General and Administrative Expenses
SG&A expenses were $340.3 million for the first six months of 2025 compared with $313.0 million for the first six months of 2024. The $27.3 million increase in SG&A expenses was primarily related to higher compensation expenses and amortization

Table of Content
expenses due to recent acquisitions. SG&A expenses were 12.8 percent and 12.1 percent of net sales for first six months of 2025 and 2024, respectively.
Financial Measures
Operating profit was $178.5 million for the first six months of 2025 compared with $167.0 million for the first six months of 2024. Net income was $68.9 million for the first six months of 2025 compared with $126.3 million for the first six months of 2024. Adjusted EBITDA was $359.0 million for the first six months of 2025 compared with $306.7 million for the first six months of 2024. The reasons for the changes in operating profit, net income, and Adjusted EBITDA for each segment are described below in the “Segment Review.”
Segment Review
Customized Polymer Solutions
Net sales were $624.4 million for the first six months of 2025 compared with $513.6 million for the first six months of 2024. The $110.8 million increase in net sales was primarily due to $97.2 million of contributions from recent acquisitions.
Gross profit was $137.3 million for the first six months of 2025 compared with $99.7 million for the first six months of 2024. The $37.6 million increase in gross profit was primarily due to the same factors that impacted net sales, partially offset by higher raw material, transportation and manufacturing costs. Gross profit margin was 22.0 percent and 19.4 percent for the first six months of 2025 and 2024, respectively.
Operating profit was $39.6 million for the first six months of 2025 compared with $18.0 million for the first six months of 2024. The $21.6 million increase in operating profit was primarily due to the same factors that impacted gross profit, partially offset by higher SG&A expenses related to higher compensation expenses and amortization expenses from recent acquisitions. Adjusted EBITDA was $92.9 million for the first six months of 2025 compared with $60.7 million for the first six months of 2024. The $32.2 million increase in Adjusted EBITDA was primarily due to the same factors that impacted gross profit.
Durable Metal Solutions
Net sales were $721.1 million for the first six months of 2025 compared with $784.2 million for the first six months of 2024. The $63.1 million decrease in net sales was primarily due to $29.0 million attributable to lower volumes, $20.9 million of negative foreign currency translation impacts and lower average selling prices.
Gross profit was $146.0 million for the first six months of 2025 compared with $155.1 million for the first six months of 2024. The $9.1 million decrease in gross profit was primarily due to the same factors that impacted net sales, partially offset by lower raw material costs. Gross profit margin was 20.2 percent and 19.8 percent for the first six months of 2025 and 2024, respectively.
Operating profit was $91.7 million for the first six months of 2025 compared with $93.4 million for the first six months of 2024. The $1.7 million decrease in operating profit was primarily due to the same factors that impacted gross profit and higher restructuring and other charges, partially offset by lower SG&A expenses related to lower incentive expenses due to performance. Adjusted EBITDA was $108.9 million for the first six months of 2025 compared with $109.2 million for the first six months of 2024. The $0.3 million decrease in Adjusted EBITDA was primarily due to the same factors that impacted gross profit, partially offset by lower SG&A expenses related to lower incentive expenses due to performance.
Sustainable Fiber Solutions
Net sales were $1,160.5 million for the first six months of 2025 compared with $1,108.9 million for the first six months of 2024. The $51.6 million increase in net sales was primarily due to $54.8 million from higher published containerboard and boxboard prices, partially offset by lower volume.
Gross profit was $236.1 million for the first six months of 2025 compared with $182.0 million for the first six months of 2024. The $54.1 million increase in gross profit was primarily due to the same factor that impacted net sales. Gross profit margin was 20.3 percent and 16.4 percent for the first six months of 2025 and 2024, respectively.
Operating profit was $29.5 million for the first six months of 2025 compared with $27.1 million for the first six months of 2024. The $2.4 million increase in operating profit was primarily due to the same factors that impacted gross profit, partially offset by higher SG&A expenses related to higher compensation expenses and costs incurred for strategic investments, higher restructuring and other charges and impairment charges related to plant closures. Adjusted EBITDA was $131.0 million for the

Table of Content
first six months of 2025 compared with $102.5 million for the first six months of 2024. The $28.5 million increase in Adjusted EBITDA was primarily due to the same factors that impacted gross profit, excluding impacts from depreciation and amortization, partially offset by higher SG&A expenses.
Integrated Solutions
Net sales were $145.5 million for the first six months of 2025 compared with $170.1 million for the first six months of 2024. The $24.6 million decrease in net sales was primarily due to a $26.5 million impact from the Delta Divestiture.
Gross profit was $45.6 million for the first six months of 2025 compared with $54.9 million for the first six months of 2024. The $9.3 million decrease in gross profit was primarily due to the Delta Divestiture. Gross profit margin was 31.3 percent and 32.3 percent for the first six months of 2025 and 2024, respectively.
Operating profit was $17.7 million for the first six months of 2025 compared with $28.5 million for the first six months of 2024. The $10.8 million decrease in operating profit was primarily due to the same factors that impacted gross profit. Adjusted EBITDA was $26.2 million for the first six months of 2025 compared with $34.3 million for the first six months of 2024. The $8.1 million decrease in Adjusted EBITDA was primarily due to the same factors that impacted gross profit.
Income tax expense
Income tax expense for the first six months of 2025 was $37.6 million compared with $21.2 million income tax benefit for the first six months of 2024, respectively. The $58.8 million increase in income tax expense was primarily due to a significant one-time discrete tax benefit in 2024 from recognizing deferred tax assets related to the onshoring of certain intangible property.
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
Cash Flow

Six Months Ended April 30, (in millions)	2025	2024
Net cash provided by operating activities	$105.6	$92.0
Net cash used in investing activities	(31.7)	(662.6)
Net cash (used in) provided by financing activities	(53.7)	584.9
Effects of exchange rates on cash	34.8	0.8
Net increase in cash and cash equivalents	55.0	15.1
Cash and cash equivalents at beginning of year	197.7	180.9
Cash and cash equivalents at end of period	$252.7	$196.0
Operating Activities
During the first six months of 2025 and 2024, cash used in change in accounts receivable was $(42.7) million and $(65.9) million, respectively. The favorable change in accounts receivable levels was primarily due to increased collection contributed from an increase in net sales.
During the first six months of 2025 and 2024, cash used in change in inventories was $(23.6) million and $(37.5) million, respectively. The favorable change in inventories was primarily due to decrease in raw material prices.
During the first six months of 2025 and 2024, cash provided by change in accounts payable was $3.3 million and $49.1 million, respectively. The unfavorable change in accounts payable levels was primarily due to increase in purchases primarily related to acquisitions and timing of payments.

Table of Content
Investing Activities
During the first six months of 2025 and 2024, we invested $65.7 million and $96.6 million, respectively, of cash in capital expenditures.
During the first six months of 2025, we received $22.5 million proceeds from a cash settlement of certain cross-currency swap contracts, of which $11.5 million related to cross-currency swap contracts designated as net investment hedges and $11.0 million related to cross-currency swap contracts designated as cash flow hedges.
During the first six months of 2024, we paid $567.6 million for purchases of businesses, net of cash acquired, primarily for the Ipackchem Acquisition.
Financing Activities
During the first six months of 2025 and 2024, we paid cash dividends to our stockholders in the amount of $62.4 million and $59.7 million, respectively.
During the first six months of 2025 and 2024, we borrowed $25.4 million and $670.3 million of debt, net of payments, respectively. The 2024 borrowing was primarily for the Ipackchem Acquisition.
Financial Obligations
Long-Term Debt
Long-term debt is summarized as follows:

(in millions)	April 30, 2025	October 31, 2024
2022 Credit Agreement - Term Loans	$1,663.4	$1,707.4
2023 Credit Agreement - Term Loan	285.0	288.8
Accounts receivable credit facilities	—	357.9
2022 Credit Agreement - Revolving Credit Facility	443.9	373.7
Other debt	—	1.3
	2,392.3	2,729.1
Less: current portion	95.8	95.8
Less: deferred financing costs	5.6	7.1
Long-term debt, net	$2,290.9	$2,626.2
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

Table of Content
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
Interest accruing under the 2022 Credit Agreement is based on Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on our leverage ratio. As of April 30, 2025, we had $356.1 million of available borrowing capacity under the $800.0 million secured revolving credit facility.
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
The 2022 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness (less the aggregate amount of our unrestricted cash and cash equivalents), to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses), and plus or minus certain other items for the preceding twelve months (as used in this paragraph only “EBITDA”) to be greater than 4.50 to 1.00 through the quarter ending January 31, 2025, and thereafter 4.00 to 1.00; provided that such leverage ratio is subject to (i) a covenant step-up (as defined in the 2022 Credit Agreement) increase adjustment of 0.50 upon the consummation of, and the following three fiscal quarters after, certain specified acquisitions and (ii) a collateral release decrease adjustment of 0.25x during any collateral release period (as defined in the 2022 Credit Agreement). The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated EBITDA, to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve-month period. As of April 30, 2025, we were in compliance with the covenants and other agreements in the 2022 Credit Agreement.
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
The 2023 Credit Agreement contains covenants, including financial covenants, substantially the same as the covenants in 2022 Credit Agreement, as described above, and a “most favored lender” provision related to the 2022 Credit Agreement. As of April 30, 2025, we were in compliance with the covenants and other agreements in the 2023 Credit Agreement.

Table of Content
Short-Term Debt
Short-term debt is summarized as follows:

(in millions)	April 30, 2025	October 31, 2024
Accounts receivable credit facilities	381.3	—
Other debt	7.2	18.6
	388.5	18.6
Accounts Receivable Credit Facilities
We have a $290.0 million U.S. Receivables Financing Facility Agreement (the “U.S. RFA”) that matures on May 15, 2026. As of April 30, 2025, there was a $274.3 million ($273.7 million as of October 31, 2024) outstanding balance under the U.S. RFA. The U.S. RFA also contains events of default and covenants that are substantially the same as the covenants under the 2022 Credit Agreement. As of April 30, 2025, we were in compliance with these covenants. Proceeds of the U.S. RFA are available for working capital and general corporate purposes.
We have a €100.0 million ($114.2 million as of April 30, 2025) European Receivables Financing Agreement (the “European RFA”) that matures on April 21, 2026. As of April 30, 2025, $107.0 million ($84.2 million as of October 31, 2024) was outstanding under the European RFA. As of April 30, 2025, we were in compliance with covenants contained in the European RFA. Proceeds of the European RFA are available for working capital and general corporate purposes.
See Note 5 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional disclosures regarding our financial obligations.
Financial Instruments
Interest Rate Derivatives
As of April 30, 2025, we had various interest rate swaps with a total notional amount of $1,362.5 million ($1,400.0 million as of October 31, 2024) amortizing down over the term, in which we receive variable interest rate payments based on SOFR and in return are obligated to pay interest at a weighted average fixed interest rate of 2.99%. These derivatives are designated as cash flow hedges for accounting purposes and will mature between March 1, 2027 and July 16, 2029.
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
As of April 30, 2025, and October 31, 2024, we had outstanding foreign currency forward contracts in the notional amount of $112.5 million, and $74.1 million, respectively.
Cross Currency Swap
We have operations and investments in various international locations and are subject to risks associated with changing foreign exchange rates. As of April 30, 2025, we have cross currency interest rate swaps that synthetically swap $534.9 million ($447.6 million as of October 31, 2024) of U.S. fixed rate debt to Euro denominated fixed rate debt. We receive a weighted average rate of 1.64%. These agreements are designated either net investment hedges or cash flow hedges for accounting purposes and will mature between October 5, 2026 and November 3, 2028.
Accordingly, the gain or loss on the net investment hedge derivative instruments is included in the foreign currency translation component of other comprehensive income (loss) until the net investment is sold, diluted, or liquidated. The gain or loss on the

Table of Content
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
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended April 30, 2025, Mr. Ole Rosgaard, President and Chief Executive Officer, Ms. Kimberly Kellermann, Senior Vice President and Chief Operations Officer, and Mr. Timothy Bergwall, Senior Vice President and Chief Commercial Officer, entered into Rule 10b5-1 Trading Plans with their brokers. Mr. Rosgaard entered into a Rule 10b5-1 Trading Plan on March 10, 2025, for the sale of up to 65,000 shares of Greif, Inc. Class A Common Stock. Mr. Rosgaard’s Rule 10b5-1 Trading Plan expires upon the earlier of March 10, 2026 or the date all trades pursuant to such trading plan are executed. Ms. Kellermann entered into a Rule 10b5-1 Trading Plan on March 11, 2025, for the sale of up to 9,000 shares of Greif, Inc. Class A Common Stock. Ms. Kellermann’s Rule 10b5-1 Trading Plan expires upon the earlier of March 10, 2026 or the date all trades pursuant to such trading plan are executed. Mr. Bergwall entered into a Rule 10b5-1 Trading Plan on April 10, 2025, for the sale of up to 36,000 shares of Greif, Inc. Class A Common Stock. Mr. Bergwall’s Rule 10b5-1 Trading Plan expires upon the earlier of January 9, 2026 or the date all trades pursuant to such trading plan are executed.
ITEM 6. EXHIBITS
(a.) Exhibits

Exhibit No.	Description of Exhibit

10.1	Letter dated April 1, 2025, between Coöperatieve Rabobank U.A., Nieuw Amsterdam Receivables Corporation B.V., Greif, Inc., Greif Service Belgium BV and Cooperage Receivables Finance B.V., extending the maturity date of the European receivables financing arrangement to April 21, 2026.

10.2	Omnibus Amendment and Amendment No. 7 dated May 16, 2025, to Third Amended and Restated Transfer and Administration Agreement dated September 24, 2019, by and among Greif Receivables Funding LLC, as seller, Container Life Cycle Management LLC, Lee Container, LLC, and Lee Container Iowa, LLC, Greif Packaging LLC, American Flange & Manufacturing Co. Inc., Caraustar Mill Group, Inc., Caraustar Industrial and Consumer Products Group, Inc., Caraustar Recovered Fiber Group, Inc., The Newark Group, Inc., Caraustar Consumer Products Group, LLC, and Cascade Paper Converters Co., as originators.

10.3	Greif, Inc. Directors’ Deferred Compensation Plan Trust Agreement

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a —14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GREIF, INC.
(Registrant)

Date: June 5, 2025	/s/ LAWRENCE A. HILSHEIMER
Lawrence A. Hilsheimer
Executive Vice President and Chief Financial Officer