Form 10-Q
period 2025-07-31
GREIF, INC
filed 2025-08-28
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock	GEF	New York Stock Exchange
Class B Common Stock	GEF-B	New York Stock Exchange
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 26, 2025:

Class A Common Stock	26,169,944 shares
Class B Common Stock	21,331,127 shares

Table of Content

Table of Content
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2025	2024	2025	2024
Net sales	$1,134.7	$1,164.9	$3,231.8	$3,247.9
Cost of products sold	877.4	920.0	2,519.9	2,576.7
Gross profit	257.3	244.9	711.9	671.2
Selling, general and administrative expenses	157.0	152.8	475.9	443.6
Acquisition and integration related costs	1.2	2.0	5.4	16.1
Restructuring and other charges	25.2	2.7	42.5	1.6
Non-cash asset impairment charges	3.4	0.2	27.8	1.9
Gain on disposal of properties, plants and equipment, net	(2.6)	(3.4)	(3.7)	(6.4)
Loss (gain) on disposal of businesses, net	—	(46.1)	1.4	(46.1)
Operating profit	73.1	136.7	162.6	260.5
Interest expense, net	14.5	18.8	46.3	29.4
Other expense, net	2.8	0.8	3.0	9.5
Income from continuing operations before income tax expense and equity earnings of unconsolidated affiliates, net	55.8	117.1	113.3	221.6
Income tax expense	11.8	33.5	38.0	16.0
Equity earnings of unconsolidated affiliates, net of tax	(0.7)	(0.9)	(1.5)	(2.1)
Net income from continuing operations	44.7	84.5	76.8	207.7
Net income from discontinued operations, net of tax	24.7	9.1	61.5	12.2
Net income	69.4	93.6	138.3	219.9
Net income attributable to noncontrolling interests	(5.4)	(6.5)	(18.4)	(21.2)
Net income attributable to Greif, Inc.	$64.0	$87.1	$119.9	$198.7
Basic earnings per share attributable to Greif, Inc. common shareholders:
Earnings from continuing operations per Class A common stock - basic	$0.67	$1.35	$1.01	$3.24
Earnings from discontinued operations per Class A common stock - basic	$0.43	$0.16	$1.06	$0.21
Earnings per Class A common stock - basic	$1.10	$1.51	$2.07	$3.45
Earnings from continuing operations per Class B common stock - basic	$1.02	$2.02	$1.51	$4.84
Earnings from discontinued operations per Class B common stock - basic	$0.64	$0.24	$1.59	$0.32
Earnings per Class B common stock - basic	$1.66	$2.26	$3.10	$5.16
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Earnings from continuing operations per Class A common stock - diluted	$0.67	$1.34	$1.01	$3.23
Earnings from discontinued operations per Class A common stock - diluted	$0.43	$0.16	$1.06	$0.21
Earnings per Class A common stock - diluted	$1.10	$1.50	$2.07	$3.44
Earnings from continuing operations per Class B common stock - diluted	$1.02	$2.02	$1.51	$4.84
Earnings from discontinued operations per Class B common stock - diluted	$0.64	$0.24	$1.59	$0.32
Earnings per Class B common stock - diluted	$1.66	$2.26	$3.10	$5.16
Weighted-average number of Class A common shares outstanding:
Basic	26.1	25.8	26.1	25.7
Diluted	26.3	26.1	26.2	25.9
Weighted-average number of Class B common shares outstanding:
Basic	21.3	21.3	21.3	21.3
Diluted	21.3	21.3	21.3	21.3
Cash dividends declared per common share:
Class A common stock	$0.54	$0.52	$1.62	$1.56
Class B common stock	$0.81	$0.78	$2.42	$2.33
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2025	2024	2025	2024
Net income	$69.4	$93.6	$138.3	$219.9
Other comprehensive income (loss), net of tax:
Foreign currency translation	18.5	15.5	95.5	13.9
Derivative financial instruments	6.9	(27.0)	(21.4)	(35.5)
Minimum pension liabilities	0.4	(1.9)	(1.5)	(4.3)
Other comprehensive income (loss), net of tax	25.8	(13.4)	72.6	(25.9)
Comprehensive income	95.2	80.2	210.9	194.0
Comprehensive income attributable to noncontrolling interests	5.5	6.5	18.9	20.3
Comprehensive income attributable to Greif, Inc.	$89.7	$73.7	$192.0	$173.7
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	July 31, 2025	October 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$285.2	$197.7
Trade accounts receivable, net of allowance	684.9	638.7
Inventories:
Raw materials	249.0	240.7
Finished goods	84.0	87.4
Current assets held for sale	465.2	202.4
Prepaid expenses	61.7	55.0
Other current assets	165.4	127.5
	1,995.4	1,549.4
Long-term assets
Goodwill	1,695.8	1,655.5
Other intangible assets, net of amortization	853.1	932.7
Deferred tax assets	34.8	36.9
Pension assets	49.5	46.0
Noncurrent assets held for sale	631.9	638.3
Operating lease right-of-use assets	186.9	218.8
Finance lease right-of-use assets	33.7	37.8
Other long-term assets	119.8	149.2
	3,605.5	3,715.2
Properties, plants and equipment
Timber properties, net of depletion	—	231.2
Land	138.8	141.3
Buildings	494.9	497.0
Machinery and equipment	1,710.1	1,662.2
Capital projects in progress	160.6	141.8
	2,504.4	2,673.5
Accumulated depreciation	(1,370.2)	(1,290.5)
	1,134.2	1,383.0
Total assets	$6,735.1	$6,647.6
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	July 31, 2025	October 31, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$435.8	$458.6
Accrued payroll and employee benefits	116.4	141.8
Restructuring reserves	14.5	4.9
Current portion of long-term debt	95.8	95.8
Short-term borrowings	401.9	18.6
Current liabilities held for sale	125.0	101.0
Current portion of operating lease liabilities	43.4	46.9
Current portion of finance lease liabilities	5.5	5.6
Other current liabilities	173.4	141.2
	1,411.7	1,014.4
Long-term liabilities
Long-term debt	2,219.3	2,626.2
Operating lease liabilities	145.4	174.4
Finance lease liabilities	28.5	33.5
Deferred tax liabilities	294.2	295.1
Pension liabilities	60.8	59.2
Postretirement benefit obligations	5.5	5.6
Noncurrent liabilities held for sale	54.5	59.8
Contingent liabilities and environmental reserves	17.1	16.5
Long-term income tax payable	—	11.7
Other long-term liabilities	168.6	103.8
	2,993.9	3,385.8
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	91.4	129.9
Equity
Common stock, without par value	246.6	230.3
Treasury stock, at cost	(276.5)	(279.0)
Retained earnings	2,507.1	2,486.2
Accumulated other comprehensive loss, net of tax:
Foreign currency translation	(219.1)	(314.1)
Derivative financial instruments	12.5	33.9
Minimum pension liabilities	(76.4)	(74.9)
Total Greif, Inc. shareholders’ equity	2,194.2	2,082.4
Noncontrolling interests	43.9	35.1
Total shareholders’ equity	2,238.1	2,117.5
Total liabilities and shareholders’ equity	$6,735.1	$6,647.6
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended July 31,
(in millions)	2025	2024
Cash flows from operating activities:
Net income	$138.3	$219.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	197.7	193.4
Non-cash asset impairment charges	27.8	1.9
Gain on disposals of properties, plants and equipment, net	(3.7)	(6.4)
Loss (gain) on disposals of businesses, net	2.6	(46.1)
Unrealized foreign exchange loss	0.7	9.7
Deferred income tax benefit	(0.5)	(53.6)
Non-cash lease expense	44.4	36.6
Other, net	1.5	2.1
Increase (decrease) in cash from changes in certain assets and liabilities, net of impacts from acquisitions:
Trade accounts receivable	(31.8)	(82.0)
Inventories	(13.0)	(46.4)
Accounts payable	(13.3)	26.1
Restructuring reserves	9.5	(11.4)
Operating leases	(47.8)	(38.1)
Pension and post-retirement benefit liabilities	(6.3)	(10.4)
Other, net	(2.8)	(26.5)
Net cash provided by operating activities	303.3	168.8
Cash flows from investing activities:
Purchases of business, net of cash acquired	(4.6)	(567.6)
Purchases of properties, plants and equipment	(106.5)	(141.4)
Purchases of timber properties	(2.4)	(3.6)
Payments for deferred purchase price of acquisitions	(1.9)	(1.7)
Proceeds from the sale of properties, plants, equipment and other assets	23.6	10.5
Payments for the sale of businesses	(0.9)	—
Proceeds from hedging derivatives	22.5	—
Net cash used in investing activities	(70.2)	(703.8)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,533.8	1,986.7
Payments on long-term debt	(1,587.0)	(1,351.1)
Payments on short-term borrowings, net	(3.5)	(10.9)
Proceeds from trade accounts receivable credit facility	190.3	345.6
Payments on trade accounts receivable credit facility	(168.4)	(309.1)
Dividends paid to Greif, Inc. shareholders	(93.8)	(89.8)
Dividends paid to noncontrolling interests	(8.1)	(12.9)
Tax withholding payments for stock-based awards	(7.4)	(10.6)
Purchases of redeemable noncontrolling interest	(38.7)	—
Other, net	(5.5)	(6.2)
Net cash (used in) provided by financing activities	(188.3)	541.7
Effects of exchange rates on cash	42.7	6.6
Net increase in cash and cash equivalents	87.5	13.3
Cash and cash equivalents at beginning of period	197.7	180.9
Cash and cash equivalents at end of period	$285.2	$194.2
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended July 31, 2025
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of April 30, 2025	47,461	$243.2	29,381	$(276.8)	$2,476.4	$(308.7)	$2,134.1	$40.9	$2,175.0
Net income					64.0		64.0	5.4	69.4
Other comprehensive income (loss):
Foreign currency translation, net of $5.4 million of income tax expense						18.4	18.4	0.1	18.5
Derivative financial instruments, net of $6.0 million of income tax benefit						6.9	6.9		6.9
Minimum pension liability adjustment, net of $0.0 million income tax expense						0.4	0.4		0.4
Comprehensive income			.				89.7		95.2
Current period mark to redemption value of redeemable noncontrolling interest					(1.7)		(1.7)		(1.7)
Net income allocated to redeemable noncontrolling interests							—	(1.6)	(1.6)
Dividends paid to Greif, Inc. shareholders ($0.54 and $0.81 per Class A share and Class B share, respectively)					(31.4)		(31.4)		(31.4)
Dividends paid to noncontrolling interests and other							—	(0.9)	(0.9)
Dividends earned on RSU shares					(0.2)		(0.2)		(0.2)
Colleague stock purchase plan	40	2.0	(40)	0.3			2.3		2.3
Share based compensation	—	1.4	—	—			1.4		1.4
Restricted stock, directors	—	(5.8)	—	—			(5.8)		(5.8)
Deferrals of director shares in Rabbi Trust	—	5.8	—	—			5.8		5.8
As of July 31, 2025	47,501	$246.6	29,341	$(276.5)	$2,507.1	$(283.0)	$2,194.2	$43.9	$2,238.1

	Nine Months Ended July 31, 2025
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2024	47,181	$230.3	29,661	$(279.0)	$2,486.2	$(355.1)	$2,082.4	$35.1	$2,117.5
Net income					119.9		119.9	18.4	138.3
Other comprehensive income (loss):
Foreign currency translation, net of $5.4 million income tax expense						95.0	95.0	0.5	95.5
Derivative financial instruments, net of $3.1 million of income tax expense						(21.4)	(21.4)		(21.4)
Minimum pension liability adjustment, net of $0.0 million income tax expense						(1.5)	(1.5)		(1.5)
Comprehensive income			.				192.0		210.9
Current period mark to redemption value of redeemable noncontrolling interest and other					(4.9)		(4.9)		(4.9)
Net income allocated to redeemable noncontrolling interests							—	(5.2)	(5.2)
Dividends paid to Greif, Inc. shareholders ($1.62 and $2.42 per Class A share and Class B share, respectively)					(93.8)		(93.8)		(93.8)
Dividends paid to noncontrolling interests and other							—	(4.9)	(4.9)
Dividends earned on RSU shares					(0.3)		(0.3)		(0.3)
Colleague stock purchase plan	85	4.4	(85)	0.6			5.0		5.0
Long-term incentive shares issued	211	6.6	(211)	1.7			8.3		8.3
Share based compensation	—	4.0	—	—			4.0		4.0
Restricted stock, directors	24	(4.5)	(24)	0.2			(4.3)		(4.3)
Deferrals of director shares in Rabbi Trust	—	5.8	—	—			5.8		5.8
As of July 31, 2025	47,501	$246.6	29,341	$(276.5)	$2,507.1	$(283.0)	$2,194.2	$43.9	$2,238.1

Table of Content

	Three Months Ended July 31, 2024
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of April 30, 2024	47,139	$225.0	29,703	$(279.3)	$2,391.5	$(328.1)	$2,009.1	$38.3	$2,047.4
Net income					87.1		87.1	6.5	93.6
Other comprehensive income (loss):
Foreign currency translation						15.5	15.5	—	15.5
Derivative financial instruments, net of $8.9 million income tax expense						(27.0)	(27.0)		(27.0)
Minimum pension liability adjustment, net of $0.2 million income tax benefit						(1.9)	(1.9)		(1.9)
Comprehensive income							73.7		80.2
Current period mark to redemption value of redeemable noncontrolling interest					0.7		0.7		0.7
Net income allocated to redeemable noncontrolling interests							—	(2.1)	(2.1)
Dividends paid to Greif, Inc. shareholders ($0.52 and $0.78 per Class A share and Class B share, respectively)					(30.1)		(30.1)		(30.1)
Dividends earned on RSU shares					(0.2)		(0.2)		(0.2)
Colleague stock purchase plan	38	1.9	(38)	0.3			2.2		2.2
Share based compensation	—	1.4	—	—			1.4		1.4
Restricted stock, directors	2	0.1	(2)	—			0.1		0.1
As of July 31, 2024	47,179	$228.4	29,663	$(279.0)	$2,449.0	$(341.5)	$2,056.9	$42.7	$2,099.6

	Nine Months Ended July 31, 2024
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2023	46,805	$208.4	30,037	$(281.9)	$2,337.9	$(316.5)	$1,947.9	$38.4	$1,986.3
Net income					198.7		198.7	21.2	219.9
Other comprehensive income (loss):
Foreign currency translation						14.8	14.8	(0.9)	13.9
Derivative financial instruments, net of $11.7 million income tax expense						(35.5)	(35.5)		(35.5)
Minimum pension liability adjustment, net of $0.4 million income tax benefit						(4.3)	(4.3)		(4.3)
Comprehensive income			.				173.7		194.0
Current period mark to redemption value of redeemable noncontrolling interest and other					2.5		2.5		2.5
Net income allocated to redeemable noncontrolling interests							—	(5.9)	(5.9)
Dividends paid to Greif, Inc. shareholders ($1.56 and $2.33 per Class A share and Class B share, respectively)					(89.8)		(89.8)		(89.8)
Dividends paid to noncontrolling interests and other							—	(10.1)	(10.1)
Dividends earned on RSU shares					(0.3)		(0.3)		(0.3)
Colleague stock purchase plan	71	3.9	(71)	0.6			4.5		4.5
Long-term incentive shares issued	283	10.5	(283)	2.2			12.7		12.7
Share based compensation	—	4.5	—	—			4.5		4.5
Restricted stock, directors	20	1.1	(20)	0.1			1.2		1.2
As of July 31, 2024	47,179	$228.4	29,663	$(279.0)	$2,449.0	$(341.5)	$2,056.9	$42.7	$2,099.6

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
The information filed herein reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated balance sheet as of July 31, 2025 and the condensed consolidated balance sheet as of October 31, 2024, the interim condensed consolidated statements of income, comprehensive income and changes in shareholders’ equity for the three and nine months ended July 31, 2025 and 2024 and the interim condensed consolidated statements of cash flows for the nine months ended July 31, 2025 and 2024 of the Company. The interim condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling interest and are accounted for using either the equity or cost method, as appropriate.
The unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2024 (the “2024 Form 10-K”).
Change in Presentation
Discontinued Operations
On June 30, 2025, the Company entered into a definitive agreement to sell its containerboard business, including the CorrChoice sheet feeder system (the “Containerboard Business”). The transaction is expected to close effective as of August 31, 2025, subject to customary closing conditions. The intended Containerboard Business divestiture qualifies as discontinued operations because it represents a strategic shift that will have a major impact on the Company’s operations and financial results. As a result, the Containerboard Business is presented as discontinued operations beginning in the third quarter of 2025. See Note 2 to the interim condensed consolidated financial statements for additional disclosures.
The Company has reclassified the financial results of the Containerboard Business to discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations for all periods presented. The Company also reclassified the related assets and liabilities as assets and liabilities held for sale on the accompanying Condensed Consolidated Balance Sheets as of July 31, 2025 and October 31, 2024. Cash flows from the Company’s discontinued operations are not presented separately in the Condensed Consolidated Statements of Cash Flows for all periods presented. Unless otherwise noted, the discussion in these Notes to the interim condensed consolidated financial statement relates only to continuing operations.
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

Table of Content
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
Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which is intended to improve disclosures related to the Company’s certain income statement expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The effective date for the Company to adopt this ASU is for the fiscal year and interim periods beginning October 1, 2027 and October 1, 2028 respectively. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flow and disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Tax Disclosures,” which is intended to improve the effectiveness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The effective date for the Company to adopt this ASU is for the fiscal year beginning October 1, 2025. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flow and disclosures.
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
NOTE 2 — ACQUISITIONS AND DIVESTITURES
Divestitures
Intended Soterra Business Divestiture
On August 5, 2025, the Company entered into a definitive agreement to sell its Soterra land management business, including approximately 173,000 acres of timberland (the “Soterra Business”), for a purchase price of approximately $462.0 million, subject to certain adjustments. The transaction is expected to close October 1, 2025, subject to customary closing conditions. The net cash proceeds from the sale of the Soterra Business will be used for debt repayment. The Soterra Business is reported under the Company’s Sustainable Fiber Solutions segment. The intended Soterra Business divestiture does not qualify as discontinued operations because it does not represent a strategic shift that has had a major impact on the Company’s operations or financial results.
Intended Containerboard Business Divestiture
On June 30, 2025, the Company entered into a definitive agreement to sell the Containerboard Business for a purchase price of $1,800.0 million, subject to certain adjustments. The net cash proceeds from the sale of the Containerboard Business will be used for debt repayment. The transaction is expected to close effective as of August 31, 2025, subject to customary closing conditions. The Containerboard Business was previously reported under the Company’s Sustainable Fiber Solutions segment. The intended Containerboard Business divestiture qualifies as discontinued operations because it represents a strategic shift that will have a major impact on the Company’s operations and financial results.

Table of Content
In accordance with ASC 205-20, Allocation of Interest to Discontinued Operations, the Company elected to allocate interest expense to discontinued operations for the Company’s debt that is not directly attributable to the Containerboard business. Interest expense was allocated based on a ratio of debt repayment expected from sale proceeds to total debt.
The following table presents results of operations of the Containerboard Business from discontinued operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2025	2024	2025	2024
Net sales	$317.2	$289.3	$871.6	$783.1
Cost of products sold	250.6	243.8	694.6	672.2
Gross profit	66.6	45.5	177.0	110.9
Selling, general and administrative expenses	12.3	11.2	33.7	33.4
Loss on disposal of businesses, net	1.2	—	1.2	—
Operating profit	53.1	34.3	142.1	77.5
Interest expense, net	20.2	22.5	61.0	66.3
Income from discontinued operations before income tax expense and equity earnings of unconsolidated affiliates, net	32.9	11.8	81.1	11.2
Income tax expense (benefit)	8.2	2.7	19.6	(1.0)
Net income from discontinued operations	24.7	9.1	61.5	12.2
Net income from discontinued operations attributable to Greif, Inc.	$24.7	$9.1	$61.5	$12.2
For net sales and costs of products sold, which had previously been eliminated in consolidation related to intercompany sales of recycled fiber to the Containerboard Business, $7.2 million and $9.8 million for the three months ended July 31, 2025, and 2024 and $21.0 million and $26.3 million for the nine months ended July 31, 2025, and 2024 are now reflected on a gross basis as a component of net sales and costs of sales from continuing operations for all periods presented.

Table of Content
The following tables present assets and liabilities of the Containerboard Business from discontinued operations classified as held for sale:

(in millions)	July 31, 2025	October 31, 2024
ASSETS
Trade accounts receivable, net of allowance	$112.9	$108.2
Inventories	89.7	71.4
Other current assets	21.7	19.7
Total current assets from discontinued operations	224.3	199.3
Goodwill	298.2	298.2
Other intangible assets, net of amortization	4.3	4.4
Operating lease right-of-use assets	60.5	65.7
Other long-term assets	0.8	0.9
Total long-term assets from discontinued operations	363.8	369.2
Land	16.7	16.7
Buildings	109.7	108.6
Machinery and equipment	658.7	646.5
Capital projects in progress	28.1	17.8
	813.2	789.6
Accumulated depreciation	(545.1)	(520.5)
Total properties, plants and equipment, net from discontinued operations	268.1	269.1
Total assets from discontinued operations classified as held for sale	$856.2	$837.6
LIABILITIES
Accounts payable	$83.5	$63.3
Accrued payroll and employee benefits	16.7	15.1
Current portion of operating lease liabilities	8.9	9.6
Other current liabilities	12.8	13.0
Total current liabilities from discontinued operations	121.9	101.0
Operating lease liabilities	51.2	55.8
Contingent liabilities and environmental reserves	2.6	2.6
Other long-term liabilities	0.7	1.4
Total long-term liabilities from discontinued operations	54.5	59.8
Total liabilities from discontinued operations classified as held for sale	$176.4	$160.8
The following table presents depreciation, amortization, and capital expenditures of the Containerboard Business from discontinued operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2025	2024	2025	2024
Depreciation and amortization	$5.9	$8.1	$24.2	$24.8
Capital expenditures	10.4	16.5	21.0	43.3
The Company had no other material noncash operating and investing activities related to the discontinued operations.
Delta Divestiture
During the third quarter of 2024, the Company completed its divestiture of a U.S. business in the Integrated Solutions segment, Delta Petroleum Company, Inc. (the “Delta Divestiture”), for net cash proceeds of $91.2 million. The Delta Divestiture did not qualify as discontinued operations because it did not represent a strategic shift that has had a major impact on the Company’s

Table of Content
operations or financial results. The Delta Divestiture resulted in a $46.1 million gain on sale of business, including goodwill allocated to the sale of $26.1 million.
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

Table of Content
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

	Three Months Ended July 31,	Nine Months Ended July 31,
(in millions, except per share amounts)	2024	2024
Pro forma net sales	$1,454.2	$4,120.0
Pro forma net income attributable to Greif, Inc.	87.1	224.3
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$1.51	$3.89
Class B common stock	$2.26	$5.83
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock	$1.50	$3.88
Class B common stock	$2.26	$5.83
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

Table of Content
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
The following table summarizes the changes in the carrying amount of goodwill by segment for the nine months ended July 31, 2025:

(in millions)	Global Industrial Packaging	Paper Packaging & Services	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Integrated Solutions	Total
Balance at October 31, 2024	$1,148.3	$507.2	$—	$—	$—	$—	$1,655.5
Segment recast	(1,148.3)	(507.2)	607.9	401.8	475.9	169.9	—
Goodwill acquired / Measurement period adjustment	—	—	(10.0)	—	—	—	(10.0)
Currency translation	—	—	28.2	14.3	—	7.8	50.3
Balance at July 31, 2025	$—	$—	$626.1	$416.1	$475.9	$177.7	$1,695.8
NOTE 4 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the nine months ended July 31, 2025:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2024	$4.8	$0.1	$4.9
Costs incurred and charged to expense	17.6	9.0	26.6
Costs paid or otherwise settled	(8.1)	(8.9)	(17.0)
Balance at July 31, 2025	$14.3	$0.2	$14.5
The focus for restructuring activities in 2025 is to optimize operations to manage a historical period of industrial activity contraction while simultaneously transforming the Company’s internal processes and portfolio mix for optimal alignment to long-term profitable earnings growth.
During the three months ended July 31, 2025, the Company recorded restructuring charges of $12.7 million, as compared to $2.7 million of restructuring charges recorded during the three months ended July 31, 2024. The restructuring activity for the three months ended July 31, 2025 consisted of $7.0 million in employee separation costs and $5.7 million in other restructuring costs, primarily consisting of costs associated with site closures, professional fees and other fees associated with restructuring activities.
During the nine months ended July 31, 2025, the Company recorded restructuring charges of $26.6 million, as compared to $1.6 million of restructuring charges recorded during the nine months ended July 31, 2024. The restructuring activity for the nine months ended July 31, 2025 consisted of $17.6 million in employee separation costs and $9.0 million in other restructuring costs, primarily consisting of costs associated with site closures, professional fees and other fees associated with restructuring activities.

Table of Content
The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-Q. Remaining amounts expected to be incurred were $30.3 million as of July 31, 2025:

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the Nine Months Ended July 31, 2025	Amounts Remaining to be Incurred
Customized Polymer Solutions
Employee separation costs	$2.5	$1.7	$0.8
Other restructuring costs	0.4	0.3	0.1
	2.9	2.0	0.9
Durable Metal Solutions
Employee separation costs	5.8	3.7	$2.1
Other restructuring costs	8.1	0.3	7.8
	13.9	4.0	9.9
Sustainable Fiber Solutions
Employee separation costs	13.2	11.7	$1.5
Other restructuring costs	25.2	8.2	17.0
	38.4	19.9	18.5
Integrated Solutions
Employee separation costs	1.0	0.5	0.5
Other restructuring costs	0.7	0.2	0.5
	1.7	0.7	1.0
	$56.9	$26.6	$30.3
NOTE 5 — DEBT
Long-Term Debt
Long-term debt is summarized as follows:

(in millions)	July 31, 2025	October 31, 2024
2022 Credit Agreement - Term Loans	$1,641.3	$1,707.4
2023 Credit Agreement - Term Loan	283.1	288.8
Accounts receivable credit facilities	—	357.9
2022 Credit Agreement - Revolving Credit Facility	395.7	373.7
Other debt	—	1.3
	2,320.1	2,729.1
Less: current portion	95.8	95.8
Less: deferred financing costs	5.0	7.1
Long-term debt, net	$2,219.3	$2,626.2
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
As of July 31, 2025, $2,320.1 million was outstanding under the 2022 and 2023 Credit Agreements. The current portion was $95.8 million, and the long-term portion was $2,224.3 million. The weighted average interest rate for borrowings under the 2022 and 2023 Credit Agreements was 5.86% for the nine months ended July 31, 2025. The actual interest rate for borrowings under the 2022 and 2023 Credit Agreements was 6.07% as of July 31, 2025. The deferred financing costs associated with the term loan portion of the 2022 and 2023 Credit Agreements totaled $5.0 million as of July 31, 2025 and are recorded as a reduction of long-term debt on the interim condensed consolidated balance sheets. The deferred financing costs associated with the revolving portion of the 2022 Credit Agreement totaled $1.7 million as of July 31, 2025 and are recorded within other long-term assets on the interim condensed consolidated balance sheets.
Short-Term Debt
Short-term debt is summarized as follows:

(in millions)	July 31, 2025	October 31, 2024
Accounts receivable credit facilities	386.6	—
Other debt	15.3	18.6
	401.9	18.6

Table of Content
Accounts Receivable Credit Facilities
Greif Receivables Funding LLC (“Greif Funding”), Greif Packaging, and certain other U.S. subsidiaries of the Company are parties to an amended and restated U.S. Receivables Financing Facility Agreement (the “U.S. RFA”). On May 16, 2025, the maturity date of the U.S. RFA was extended to May 15, 2026. The U.S. RFA provides an accounts receivable financing facility of $290.0 million. As of July 31, 2025, there was a $284.3 million ($273.7 million as of October 31, 2024) outstanding under the U.S. RFA. The weighted average interest rate for borrowings under the U.S. RFA was 5.48% for the nine months ended July 31, 2025. The deferred financing costs associated with the U.S. RFA totaled $0.1 million as of July 31, 2025 and are recorded as a reduction of short-term debt on the interim condensed consolidated balance sheets.
On August 28, 2025, the U.S. RFA was amended to provide an accounts receivable financing facility of $200.0 million.
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
Cooperage Receivables Finance B.V. and Greif Services Belgium BV, an indirect wholly owned subsidiary of Greif, Inc., are parties to an amended and restated Nieuw Amsterdam Receivables Financing Agreement (the “European RFA”) with affiliates of a major international bank. On April 1, 2025, the maturity date of the European RFA was extended to April 21, 2026. The European RFA provides an accounts receivable financing facility of up to €100.0 million ($115.5 million as of July 31, 2025) secured by certain European accounts receivable. As of July 31, 2025, $102.3 million ($84.2 million as of October 31, 2024) was outstanding under the European RFA. The weighted average interest rate for borrowings under the European RFA was 3.73% for the nine months ended July 31, 2025.
NOTE 6 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of July 31, 2025 and October 31, 2024:

	July 31, 2025
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$29.4	$—	$29.4	$—	$(7.2)	$—	$(7.2)
Foreign exchange hedges	—	1.0	—	1.0	—	(0.8)	—	(0.8)
Insurance annuity	—	—	20.2	20.2	—	—	—	—
Cross currency swap	—	5.8	—	5.8	—	(47.0)	—	(47.0)

	October 31, 2024
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$40.4	$—	$40.4	$—	$(5.6)	$—	$(5.6)
Foreign exchange hedges	—	0.2	—	0.2	—	(0.1)	—	(0.1)
Insurance annuity	—	—	18.9	18.9	—	—	—	—
Cross currency swap	—	17.6	—	17.6	—	(6.4)	—	(6.4)
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of July 31, 2025 and October 31, 2024 approximate their fair values because of the short-term nature of these items and are not included in this table.
Interest Rate Derivatives
As of July 31, 2025, the Company has various interest rate swaps with a total notional amount of $1,362.5 million ($1,400.0 million as of October 31, 2024), maturing between March 1, 2027 and July 16, 2029. The Company will receive variable rate interest payments based upon one-month U.S. dollar SOFR, and in return the Company will be obligated to pay interest at a

Table of Content
weighted average fixed interest rate of 2.99%. This effectively converted the borrowing rate on an amount of debt equal to the notional amount of the interest rate swaps from a variable rate to a fixed rate.
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
Gains reclassified to earnings under these contracts were $4.6 million and $8.4 million for the three months ended July 31, 2025, and 2024, respectively. Gains reclassified to earnings under these contracts were $14.8 million and $27.0 million for the nine months ended July 31, 2025, and 2024, respectively. A derivative gain of $14.0 million, based upon interest rates at July 31, 2025, is expected to be reclassified from accumulated other comprehensive income to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of July 31, 2025, and October 31, 2024, the Company had outstanding foreign currency forward contracts in the notional amount of $219.6 million and $74.1 million, respectively.
Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which are based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
For the three months ended July 31, 2025, and 2024, the Company recorded realized losses of $0.1 million and $0.8 million, respectively, under fair value contracts in other expense, net. For the nine months ended July 31, 2025, and 2024, the Company recorded realized gains of $0.8 million and $2.1 million, respectively, under fair value contracts in other expense, net.
For the three months ended July 31, 2025, and 2024, the Company recorded unrealized net gains (losses) of $0.9 million and $(0.1) million, respectively, in other expense, net. For the nine months ended July 31, 2025, and 2024, the Company recorded unrealized net gains (losses) of $0.2 million and $(0.5) million, respectively, in other expense, net.
Cross Currency Swap
The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. As of July 31, 2025, the Company has various cross currency interest rate swaps that synthetically swap $534.9 million ($447.6 million as of October 31, 2024) of U.S. fixed rate debt to Euro denominated fixed rate debt. The Company receives a weighted average rate of 1.64% on these swaps. These agreements are designated as either net investment hedges or cash flow hedges for accounting purposes and will mature between October 5, 2026 and November 3, 2028.
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
For the three months ended July 31, 2025 and 2024, gains recorded in interest expense, net under the cross currency swap agreements were $2.2 million and $1.5 million, respectively. For the nine months ended July 31, 2025 and 2024, gains recorded in interest expense, net under the cross currency swap agreements were $5.5 million and $5.0 million, respectively.

Table of Content
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
Non-Recurring Fair Value Measurements
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the nine months ended July 31, 2025 and 2024:

	Quantitative Information about Level 3 Fair Value Measurements
(in millions)	Impairment Amount	Valuation Technique	Unobservable Input	Range of Input Values
July 31, 2025
Net Assets Held for Sale	$4.7	Indicative Bids	Indicative Bids	N/A
Long Lived Assets	$23.1	Discounted Cash Flows; Indicative Bids	Discounted Cash Flows; Indicative Bids	N/A
Total	$27.8

July 31, 2024
Long Lived Assets	$1.9	Discounted Cash Flows; Indicative Bids	Discounted Cash Flows; Indicative Bids	N/A
Total	$1.9
For nine months ended July 31, 2025, the Company wrote down long-lived assets with a carrying value of $47.9 million to a fair value of $24.8 million, resulting in recognized asset impairment charges of $23.1 million. These charges include $0.7 million related to properties, plants and equipment, net, in the Customized Polymer Solutions reportable segment, $2.2 million related to properties, plants and equipment, net, in the Durable Metal Solutions reportable segment, $17.3 million related to properties, plants and equipment, net, in the Sustainable Fiber Solutions reportable segment, $0.3 million related to properties, plants and equipment, net in the Integrated Solutions reportable segment, $2.4 million related to definite-lived intangibles in the Customized Polymer Solutions reportable segment and $0.2 million related to definite-lived intangibles in the Integrated Solutions reportable segment. For nine months ended July 31, 2025, the Company also recognized impairment charges of $4.7 million related to net assets held for sale in the Sustainable Fiber Solutions reportable segment.
For nine months ended July 31, 2024, the Company wrote down long-lived assets with a carrying value of $4.2 million to a fair value of $2.3 million, resulting in recognized asset impairment charges of $1.9 million. These charges include $0.4 million related to properties, plants and equipment, net, in the Durable Metal Solutions reportable segment, $1.3 million related to

Table of Content
properties, plants and equipment, net, in the Sustainable Fiber Solutions reportable segment and $0.2 million related to properties, plants and equipment, net, in the Integrated Solutions reportable segment.
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
For the nine months ended July 31, 2025 and 2024, income tax expense was $38.0 million and $16.0 million, respectively. The $22.0 million increase was primarily attributable to a one-time discrete tax benefit of $48.1 million recognized in 2024 related to the onshoring of certain intangible property and $1.2 million related to other miscellaneous discrete items. This was partially offset by a gain of $17.3 million from the Delta Divestiture in 2024 and a $10.0 million increase in tax expense in 2024 driven by higher pre-tax earnings and changes in the geographic mix of earnings across tax jurisdictions.
On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (“OBBBA”), was enacted into law. The OBBBA permanently extends several major provisions of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing, enhanced business interest deductibility, and modifications to the international tax framework. The Company has evaluated the impact of the OBBBA and determined that it does not have a material effect on the current quarter’s income tax provision. Most provisions of the OBBBA, except for bonus depreciation, will not affect the Company until the 2026 fiscal year.
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

Table of Content
NOTE 9 — POST RETIREMENT BENEFIT PLANS
The components of net periodic pension cost include the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2025	2024	2025	2024
Service cost	$1.4	$1.5	$4.1	$4.3
Interest cost	7.7	8.6	23.2	25.9
Expected return on plan assets	(9.6)	(10.8)	(28.7)	(32.3)
Amortization of prior service benefit	—	—	(0.1)	(0.2)
Recognized net actuarial loss (gain)	0.1	(0.2)	0.4	(0.7)
Net periodic pension cost (benefit)	$(0.4)	$(0.9)	$(1.1)	$(3.0)
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
Environmental Reserves
As of July 31, 2025, and October 31, 2024, the Company’s environmental reserves were $17.1 million and $16.5 million, respectively (including $9.8 million for the Diamond Alkali Superfund Site in the New Jersey). These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. It is possible that there could be resolution of uncertainties in the future that would require the Company to record charges that could be material to future earnings.
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

Table of Content
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
The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding
         *Diluted Class B EPS calculation is identical to Basic Class B calculation
The following table provides EPS information for each period, respectively:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2025	2024	2025	2024
Numerator for basic and diluted EPS
Net income from continuing operations attributable to Greif, Inc.	$39.3	$78.0	$58.4	$186.5
Net income from discontinued operations attributable to Greif, Inc.	24.7	9.1	61.5	12.2
Net income attributable to Greif, Inc.	64.0	87.1	119.9	198.7
Cash dividends	(31.4)	(30.1)	(93.8)	(89.8)
Undistributed earnings attributable to Greif, Inc.	$32.6	$57.0	$26.1	$108.9
The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.
The following table summarizes the shares of the Company’s Class A and Class B Common Stock as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
July 31, 2025
Class A Common Stock	128,000,000	42,281,920	26,169,944	16,111,976
Class B Common Stock	69,120,000	34,560,000	21,331,127	13,228,873

October 31, 2024
Class A Common Stock	128,000,000	42,281,920	25,850,270	16,431,650
Class B Common Stock	69,120,000	34,560,000	21,331,127	13,228,873

Table of Content
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Class A Common Stock:
Basic shares	26,143,295	25,821,732	26,055,141	25,718,597
Assumed conversion of restricted shares	134,535	277,825	108,378	162,996
Diluted shares	26,277,830	26,099,557	26,163,519	25,881,593
Class B Common Stock:
Basic and diluted shares	21,331,127	21,331,127	21,331,127	21,331,127
NOTE 12 — COMPREHENSIVE INCOME (LOSS)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the nine months ended July 31, 2025:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2024	$(314.1)	$33.9	$(74.9)	$(355.1)
Other comprehensive income (loss)	95.0	(21.4)	(1.5)	72.1
Balance as of July 31, 2025	$(219.1)	$12.5	$(76.4)	$(283.0)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the nine months ended July 31, 2024:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2023	$(317.7)	$71.7	$(70.5)	$(316.5)
Other comprehensive income (loss)	14.8	(35.5)	(4.3)	(25.0)
Balance as of July 31, 2024	$(302.9)	$36.2	$(74.8)	$(341.5)
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

Table of Content
•Sustainable Fiber Solutions: Operations in the Sustainable Fiber Solutions reportable segment involve the production and sale of fiber-based packaging products, including fibre drums, uncoated recycled board, coated recycled board, tubes and cores and specialty partitions made from containerboard, uncoated recycled board and coated recycled board. The fiber-based packaging products are sold in North America in industries such as packaging, automotive, construction, food and beverage and building products. In addition, this reportable segment is involved in the management and sale of timber, timberland and special use properties in the southeastern United States.
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
As disclosed above, the Company entered into a definitive agreement to sell the Containerboard Business. The Containerboard Business was previously reported under the Company’s Sustainable Fiber Solutions segment. The intended Containerboard Business divestiture qualifies as discontinued operations. The Company’s allocation of corporate expenses to each reportable segment was updated to reflect how management measures performance and allocates resources with the Containerboard Business being excluded from continuing operations. The Company has recast data from prior periods to reflect this change to conform to the current year presentation.
The accounting policies of the reportable business segments are substantially the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies” note in the 2024 Form 10-K.
The following tables present net sales disaggregated by geographic area for each reportable segment for the three and nine months ended July 31, 2025:

	Three Months Ended July 31, 2025
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Customized Polymer Solutions	$139.4	$139.2	$61.2	$339.8
Durable Metal Solutions	71.6	238.0	90.2	399.8
Sustainable Fiber Solutions	294.3	0.2	13.5	308.0
Integrated Solutions	65.2	12.9	9.0	87.1
Total net sales	$570.5	$390.3	$173.9	$1,134.7

	Nine Months Ended July 31, 2025
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Customized Polymer Solutions	$408.6	$390.3	$165.3	$964.2
Durable Metal Solutions	206.8	655.6	258.5	1,120.9
Sustainable Fiber Solutions	863.8	0.6	35.9	900.3
Integrated Solutions	187.4	34.6	24.4	246.4
Total net sales	$1,666.6	$1,081.1	$484.1	$3,231.8

Table of Content
The following tables present net sales disaggregated by geographic area for each reportable segment for the three and nine months ended July 31, 2024:

	Three Months Ended July 31, 2024
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Customized Polymer Solutions	$128.7	$127.2	$58.8	$314.7
Durable Metal Solutions	84.2	242.8	97.1	424.1
Sustainable Fiber Solutions	311.1	0.2	14.3	325.6
Integrated Solutions	81.9	11.1	7.5	100.5
Total net sales	$605.9	$381.3	$177.7	$1,164.9

	Nine Months Ended July 31, 2024
(in millions)	United States	Europe, Middle East and Africa	Asia Pacific and Other Americas	Total
Customized Polymer Solutions	$376.9	$320.9	$130.5	$828.3
Durable Metal Solutions	240.7	677.8	289.8	1,208.3
Sustainable Fiber Solutions	884.5	0.5	39.2	924.2
Integrated Solutions	231.3	32.2	23.6	287.1
Total net sales	$1,733.4	$1,031.4	$483.1	$3,247.9
The following segment information is presented for the periods indicated:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2025	2024	2025	2024
Operating profit:
Customized Polymer Solutions	$8.8	$9.6	$28.8	$26.9
Durable Metal Solutions	37.6	36.2	95.1	99.8
Sustainable Fiber Solutions	23.2	35.9	30.3	61.8
Integrated Solutions	3.5	55.0	8.4	72.0
Total operating profit	$73.1	$136.7	$162.6	$260.5

Depreciation, depletion and amortization expense:
Customized Polymer Solutions	$23.7	$27.2	$69.7	$56.7
Durable Metal Solutions	7.3	7.3	21.2	21.8
Sustainable Fiber Solutions	25.4	21.0	75.1	80.2
Integrated Solutions	2.4	3.5	7.5	9.9
Total depreciation, depletion and amortization expense	$58.8	$59.0	$173.5	$168.6

Table of Content
The following table presents total assets by segment and total properties, plants and equipment, net by geographic area:

(in millions)	July 31, 2025	October 31, 2024
Assets:
Customized Polymer Solutions	$1,947.8	$1,818.7
Durable Metal Solutions	1,045.8	1,183.8
Sustainable Fiber Solutions	2,904.7	2,788.8
Integrated Solutions	311.0	403.1
Total segments	6,209.3	6,194.4
Corporate and other	525.8	453.2
Total assets	$6,735.1	$6,647.6

Property, plant and equipment, net and lease right-of-use assets:
United States	$827.9	$1,119.9
Europe, Middle East and Africa	382.3	373.7
Asia Pacific and other Americas	144.6	146.0
Total long-lived assets, net	$1,354.8	$1,639.6
NOTE 14 — REDEEMABLE NONCONTROLLING INTERESTS
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
On May 30, 2025, the Company redeemed the remaining 20% ownership interest in one of its noncontrolling interests, increasing ownership from 80% to 100% in an all-cash transaction for $38.7 million.
Redeemable noncontrolling interests are reflected in the interim condensed consolidated balance sheets at redemption value. The following table summarizes the change in redeemable noncontrolling interest for the nine months ended July 31, 2025:

(in millions)	Redeemable Noncontrolling Interest
Balance as of October 31, 2024	129.9
Current period mark to redemption value	4.9
Repurchase of redeemable shareholder interest	(40.9)
Redeemable noncontrolling interest share of income	5.2
Dividends to redeemable noncontrolling interest and other	(7.7)
Balance as of July 31, 2025	$91.4

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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for the interim condensed consolidated balance sheet as of July 31, 2025 and the condensed consolidated balance sheet as of October 31, 2024, and for the interim condensed consolidated statements of income for the three and nine months ended July 31, 2025 and 2024. This discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024 (the “2024 Form 10-K”). Readers are encouraged to review the entire 2024 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
On June 30, 2025, we entered into a definitive agreement to sell our containerboard business, including our CorrChoice sheet feeder system (the “Containerboard Business”), for a purchase price of $1,800.0 million, subject to certain adjustments. The transaction is expected to close effective as of August 31, 2025, subject to customary closing conditions. As a result, the Containerboard Business is presented as discontinued operations beginning in the third quarter of 2025. Our allocation of corporate expenses was updated to reflect how management measures performance and allocates resources with the Containerboard Business being excluded from continuing operations. We have recast data from prior periods to reflect this change to conform to the current year presentation. Unless otherwise noted, the discussion below relates only to our continuing operations.
On August 5, 2025, we entered into a definitive agreement to sell our Soterra land management business, including approximately 173,000 acres of timberland (the “Soterra Business”), for a purchase price of approximately $462.0 million, subject to certain adjustments. The transaction is expected to close October 1, 2025, subject to customary closing conditions. The intended Soterra Business divestiture does not qualify as discontinued operations.
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
In the Sustainable Fiber Solutions reportable segment, we produce and sell fiber-based packaging products, including fibre drums, uncoated recycled board, coated recycled board, tubes and cores and specialty partitions made from containerboard, uncoated recycled board and coated recycled board. Our fiber-based packaging products are sold in North America in industries such as packaging, automotive, construction, food and beverage and building products. In addition, this reportable segment is involved in the management and sale of timber, timberland and special use properties in the southeastern United States.
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
CRITICAL ACCOUNTING POLICIES
The discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these interim condensed consolidated financial statements, in accordance with these principles, requires us to make estimates and

Table of Content
assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of our interim condensed consolidated financial statements.
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
For the Customized Polymer Solutions – Small Plastics/Jerrycans reporting unit, the fair value of the reporting unit exceeded the carrying value by 2%, so no impairment was deemed to exist. The low headroom is due to various acquisitions related to this reporting unit in recent years. We expect the headroom of this reporting unit to grow after synergies from those acquisitions are realized and the acquired businesses are fully integrated into our network.
For all other reporting units with goodwill balances, the fair value exceeded the carrying value by at least 26%, so no impairment was deemed to exist.
As a result of its pending sale, the Containerboard Business is presented as discontinued operations and Sustainable Fiber Solutions – Containerboard & Corrugated is no longer an operating reporting unit beginning in the third quarter of 2025. Goodwill associated with the Sustainable Fiber Solutions – Containerboard & Corrugated reporting unit has been removed from continued operations presentation.
The following table summarizes the carrying amount of goodwill by reporting unit as of July 31, 2025 and October 31, 2024 (recasted from the 2024 10-K by allocating goodwill to reporting units under the new organizational structure on a relative fair value basis, with goodwill associated with discontinued operations removed from presentation):

	Goodwill Balance
(in millions)	July 31, 2025	October 31, 2024
Customized Polymer Solutions
Small Plastics/Jerrycans	$369.0	$357.7
Large/Medium Plastics	130.2	128.0
Intermediate Bulk Containers	126.9	122.2
Durable Metal Solutions	416.1	401.8
Sustainable Fiber Solutions
Boxboard & Converted	475.9	475.9
Integrated Solutions	177.7	169.9
Total	$1,695.8	$1,655.5

Table of Content
Recently Issued and Newly Adopted Accounting Standards
See Note 1 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q for a detailed description of recently issued and newly adopted accounting standards.
RESULTS OF OPERATIONS
The following comparative information is presented for the three and nine months ended July 31, 2025 and 2024. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.
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

Table of Content
Third Quarter Results
The following table sets forth the net sales, operating profit and Adjusted EBITDA for each of our business segments for the three months ended July 31, 2025 and 2024:

	Three Months Ended July 31,
(in millions)	2025	2024
Net sales:
Customized Polymer Solutions	$339.8	$314.7
Durable Metal Solutions	399.8	424.1
Sustainable Fiber Solutions	308.0	325.6
Integrated Solutions	87.1	100.5
Total net sales	$1,134.7	$1,164.9
Operating profit:
Customized Polymer Solutions	$8.8	$9.6
Durable Metal Solutions	37.6	36.2
Sustainable Fiber Solutions	23.2	35.9
Integrated Solutions	3.5	55.0
Total operating profit	$73.1	$136.7
Adjusted EBITDA:
Customized Polymer Solutions	$39.4	$40.5
Durable Metal Solutions	47.7	45.6
Sustainable Fiber Solutions	65.5	57.1
Integrated Solutions	8.1	13.8
Total Adjusted EBITDA	$160.7	$157.0
The following table sets forth Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the three months ended July 31, 2025 and 2024:

	Three Months Ended July 31,
(in millions)	2025	2024
Net income from continuing operations	$44.7	$84.5
Plus: interest expense, net	14.5	18.8
Plus: other expense, net	2.8	0.8
Plus: income tax expense	11.8	33.5
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.7)	(0.9)
Operating profit	73.1	136.7
Less: equity earnings of unconsolidated affiliates, net of tax	(0.7)	(0.9)
Plus: depreciation, depletion and amortization expense	58.8	59.0
Plus: acquisition and integration related costs	1.2	2.0
Plus: restructuring and other charges	25.2	2.7
Plus: non-cash asset impairment charges	3.4	0.2
Plus: gain on disposal of properties, plants and equipment, net	(2.6)	(3.4)
Plus: gain on disposal of businesses, net	—	(46.1)
Plus: other costs*	0.9	5.0
Adjusted EBITDA	$160.7	$157.0
*includes fiscal year-end change costs and share-based compensation impact of disposals of businesses

Table of Content
The following table sets forth Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the three months ended July 31, 2025 and 2024:

	Three Months Ended July 31, 2025
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Integrated Solutions	Consolidated
Operating profit	$8.8	$37.6	$23.2	$3.5	$73.1
Less: equity earnings of unconsolidated affiliates, net of tax	—	—	—	(0.7)	(0.7)
Plus: depreciation and amortization expense	23.7	7.3	25.4	2.4	58.8
Plus: acquisition and integration related costs	1.2	—	—	—	1.2
Plus: restructuring and other charges	3.3	5.2	15.6	1.1	25.2
Plus: non-cash asset impairment charges	2.4	—	0.9	0.1	3.4
Plus: (gain) loss on disposal of properties, plants and equipment, net	(0.2)	(2.6)	—	0.2	(2.6)
Plus: other costs*	0.2	0.2	0.4	0.1	0.9
Adjusted EBITDA	$39.4	$47.7	$65.5	$8.1	$160.7

	Three Months Ended July 31, 2024
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Integrated Solutions	Consolidated
Operating profit	$9.6	$36.2	$35.9	$55.0	$136.7
Less: equity earnings of unconsolidated affiliates, net of tax	—	—	—	(0.9)	(0.9)
Plus: depreciation and amortization expense	27.2	7.3	21.0	3.5	59.0
Plus: acquisition and integration related costs	1.8	—	0.2	—	2.0
Plus: restructuring and other charges	1.0	1.0	0.8	(0.1)	2.7
Plus: non-cash asset impairment charges	—	—	—	0.2	0.2
Plus: gain on disposal of properties, plants and equipment, net	(0.1)	(0.1)	(3.1)	(0.1)	(3.4)
Plus: gain on disposal of businesses, net	—	—	—	(46.1)	(46.1)
Plus: other costs*	1.0	1.2	2.3	0.5	5.0
Adjusted EBITDA	$40.5	$45.6	$57.1	$13.8	$157.0
*includes fiscal year-end change costs and share-based compensation impact of disposals of businesses
Net Sales
Net sales were $1,134.7 million for the third quarter of 2025 compared with $1,164.9 million for the third quarter of 2024. The $30.2 million decrease was primarily due to $40.1 million attributable to lower volumes, partially offset by positive foreign currency translation impacts. See the “Segment Review” below for additional information on net sales by segment.
Gross Profit
Gross profit was $257.3 million for the third quarter of 2025 compared with $244.9 million for the third quarter of 2024. The $12.4 million increase was primarily due to lower raw material costs, partially offset by the same factors that impacted net sales. See the “Segment Review” below for additional information on gross profit by segment. Gross profit margin was 22.7 percent and 21.0 percent for the third quarter of 2025 and 2024, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $157.0 million for the third quarter of 2025 compared with $152.8 million for the third quarter of 2024. The $4.2 million increase was primarily due to higher compensation expenses. SG&A expenses were 13.8 percent and 13.1 percent of net sales for the third quarter of 2025 and 2024, respectively.

Table of Content
Financial Measures
Operating profit was $73.1 million for the third quarter of 2025 compared with $136.7 million for the third quarter of 2024. Net income was $44.7 million for the third quarter of 2025 compared with $84.5 million for the third quarter of 2024. Adjusted EBITDA was $160.7 million for the third quarter of 2025 compared with $157.0 million for the third quarter of 2024. The reasons for the changes in operating profit, net income, and Adjusted EBITDA for each segment are described below in the “Segment Review.”
Trends
While volumes in small plastics have improved due to increased demand in growth end markets, overall we have not identified, and do not anticipate, any compelling customer demand inflection during the remainder of the year. We expect prices for steel and resin to be relatively stable for the remainder of the year, apart from any potential tariff impact. We also expect prices for old corrugated containers and other direct materials, as well as prices for transportation, labor and utilities, to remain relatively stable through the remainder of the year.
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
As a result of the pending sale, the Containerboard Business, which was previously reported under the Sustainable Fiber Solutions segment, is presented as discontinued operations. Our allocation of corporate expenses to each continued reportable segment was updated to reflect how management measures performance and allocates resources with the Containerboard Business being excluded from continuing operations.
Customized Polymer Solutions
Our Customized Polymer Solutions segment offers a comprehensive line of polymer based packaging products, such as plastic drums, rigid intermediate bulk containers and small plastics.
Net sales were $339.8 million for the third quarter of 2025 compared with $314.7 million for the third quarter of 2024. The $25.1 million increase was primarily due to $10.5 million from higher average selling prices and $7.0 million attributable to higher volumes and positive foreign currency translation impacts.
Gross profit was $70.7 million for the third quarter of 2025 compared with $60.6 million for the third quarter of 2024. The $10.1 million increase was primarily due to the same factors that impacted net sales, partially offset by higher raw material costs and higher manufacturing costs. Gross profit margin was 20.8 percent and 19.3 percent for the third quarter of 2025 and 2024, respectively.
Operating profit was $8.8 million for the third quarter of 2025 compared with $9.6 million for the third quarter of 2024. The $0.8 million decrease was primarily due to higher SG&A expenses related to higher compensation expenses and higher restructuring and other charges, partially offset by the same factors that impacted gross profit. Adjusted EBITDA was $39.4 million for the third quarter of 2025 compared with $40.5 million for the third quarter of 2024. The $1.1 million decrease was primarily due to the same factors that impacted operating profit.

Table of Content
Durable Metal Solutions
Our Durable Metal Solutions segment produces and sells metal-based packaging products, including a wide variety of steel drums.
Net sales were $399.8 million for the third quarter of 2025 compared with $424.1 million for the third quarter of 2024. The $24.3 million decrease was primarily due to $24.6 million attributable to lower volumes.
Gross profit was $86.4 million for the third quarter of 2025 compared with $85.7 million for the third quarter of 2024. The $0.7 million increase was primarily due to lower raw material costs, partially offset by the same factors that impacted net sales. Gross profit margin was 21.6 percent and 20.2 percent for the third quarter of 2025 and 2024, respectively.
Operating profit was $37.6 million for the third quarter of 2025 compared with $36.2 million for the third quarter of 2024. The $1.4 million increase was primarily due to the same factors that impacted gross profit. Adjusted EBITDA was $47.7 million for the third quarter of 2025 compared with $45.6 million for the third quarter of 2024. The $2.1 million increase was primarily due to the same factors that impacted gross profit.
Sustainable Fiber Solutions
Our Sustainable Fiber Solutions segment produces and sells fiber-based packaging products, including fibre drums, uncoated recycled board, coated recycled board, tubes and cores and specialty partitions made from containerboard, uncoated recycled board and coated recycled board. In addition, this reportable segment is involved in the management and sale of timber, timberland and special use properties in the southeastern United States.
Net sales were $308.0 million for the third quarter of 2025 compared with $325.6 million for the third quarter of 2024. The $17.6 million decrease was primarily due to $24.5 million attributable to lower volumes, partially offset by $6.8 million from higher published containerboard and boxboard prices.
Gross profit was $75.4 million for the third quarter of 2025 compared with $67.9 million for the third quarter of 2024. The $7.5 million increase in gross profit was primarily due to lower raw material costs and lower manufacturing costs, partially offset by the same factors that impacted net sales. Gross profit margin was 24.5 percent and 20.9 percent for the third quarter of 2025 and 2024, respectively.
Operating profit was $23.2 million for the third quarter of 2025 compared with $35.9 million for the third quarter of 2024. The $12.7 million decrease was primarily due to higher restructuring and other charges related to plant closures, partially offset by the same factors that impacted gross profit. Adjusted EBITDA was $65.5 million for the third quarter of 2025 compared with $57.1 million for the third quarter of 2024. The $8.4 million increase was primarily due to the same factors that impacted gross profit.
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
Net sales were $87.1 million for the third quarter of 2025 compared with $100.5 million for the third quarter of 2024. The $13.4 million decrease was primarily due to a $14.3 million impact from the divestiture of Delta Petroleum Company, Inc. (the “Delta Divestiture”) during the third quarter of 2024.
Gross profit was $24.8 million for the third quarter of 2025 compared with $30.7 million for the third quarter of 2024. The $5.9 million decrease in gross profit was primarily due to the Delta Divestiture. Gross profit margin was 28.5 percent and 30.5 percent for the third quarter of 2025 and 2024, respectively.
Operating profit was $3.5 million for the third quarter of 2025 compared with $55.0 million for the third quarter of 2024. The $51.5 million decrease was primarily due to a $46.1 million gain from the Delta Divestiture during the third quarter of 2024 and the same factors that impacted gross profit. Adjusted EBITDA was $8.1 million for the third quarter of 2025 compared with $13.8 million for the third quarter of 2024. The $5.7 million decrease was primarily due to the same factors that impacted gross profit.

Table of Content
Income Tax Expense
Income tax expense for the third quarter of 2025 was $11.8 million compared with $33.5 million for the third quarter of 2024. The $21.7 million decrease was primarily due to the gain from the Delta Divestiture in 2024.
On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (“OBBBA”), was enacted into law. The OBBBA permanently extends several major provisions of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing, enhanced business interest deductibility, and modifications to the international tax framework. We have evaluated the impact of the OBBBA and determined that it does not have a material effect on the current quarter’s income tax provision. Most provisions of the OBBBA, except for bonus depreciation, will not affect us until the 2026 fiscal year.

Table of Content
Year-to-Date Results
The following table sets forth the net sales, operating profit and Adjusted EBITDA for each of our business segments for the nine months ended July 31, 2025 and 2024:

	Nine Months Ended July 31,
(in millions)	2025	2024
Net sales:
Customized Polymer Solutions	$964.2	$828.3
Durable Metal Solutions	1,120.9	1,208.3
Sustainable Fiber Solutions	900.3	924.2
Integrated Solutions	246.4	287.1
Total net sales	$3,231.8	$3,247.9
Operating profit:
Customized Polymer Solutions	$28.8	$26.9
Durable Metal Solutions	95.1	99.8
Sustainable Fiber Solutions	30.3	61.8
Integrated Solutions	8.4	72.0
Total operating profit	$162.6	$260.5
Adjusted EBITDA:
Customized Polymer Solutions	$112.7	$100.5
Durable Metal Solutions	122.4	125.0
Sustainable Fiber Solutions	155.8	141.7
Integrated Solutions	21.5	36.6
Total Adjusted EBITDA	$412.4	$403.8
The following table sets forth Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the nine months ended July 31, 2025 and 2024:

	Nine Months Ended July 31,
(in millions)	2025	2024
Net income	$76.8	$207.7
Plus: interest expense, net	46.3	29.4
Plus: other expense, net	3.0	9.5
Plus: income tax expense	38.0	16.0
Plus: equity earnings of unconsolidated affiliates, net of tax	(1.5)	(2.1)
Operating profit	162.6	260.5
Less: equity earnings of unconsolidated affiliates, net of tax	(1.5)	(2.1)
Plus: depreciation, depletion and amortization expense	173.5	168.6
Plus: acquisition and integration related costs	5.4	16.1
Plus: restructuring and other charges	42.5	1.6
Plus: non-cash asset impairment charges	27.8	1.9
Plus: gain on disposal of properties, plants and equipment, net	(3.7)	(6.4)
Plus: loss (gain) on disposal of businesses, net	1.4	(46.1)
Plus: other costs*	1.4	5.5
Adjusted EBITDA	$412.4	$403.8
*includes fiscal year-end change costs and share-based compensation impact of disposals of businesses

Table of Content
The following table sets forth Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the nine months ended July 31, 2025 and 2024:

	Nine Months Ended July 31, 2025
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Integrated Solutions	Consolidated
Operating profit	$28.8	$95.1	$30.3	$8.4	$162.6
Less: equity earnings of unconsolidated affiliates, net of tax	—	—	—	(1.5)	(1.5)
Plus: depreciation and amortization expense	69.7	21.2	75.1	7.5	173.5
Plus: acquisition and integration related costs	5.4	—	—	—	5.4
Plus: restructuring and other charges	5.5	7.4	27.7	1.9	42.5
Plus: non-cash asset impairment charges	3.1	2.2	22.0	0.5	27.8
Plus: (gain) loss on disposal of properties, plants and equipment, net	(0.2)	(3.8)	0.1	0.2	(3.7)
Plus: loss on disposal of businesses, net	—	—	—	1.4	1.4
Plus: other costs*	0.4	0.3	0.6	0.1	1.4
Adjusted EBITDA	$112.7	$122.4	$155.8	$21.5	$412.4

	Nine Months Ended July 31, 2024
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Integrated Solutions	Consolidated
Operating profit	$26.9	$99.8	$61.8	$72.0	$260.5
Less: equity earnings of unconsolidated affiliates, net of tax	—	—	—	(2.1)	(2.1)
Plus: depreciation and amortization expense	56.7	21.8	80.2	9.9	168.6
Plus: acquisition and integration related costs	14.8	—	1.3	—	16.1
Plus: restructuring and other charges	1.4	1.7	(2.2)	0.7	1.6
Plus: non-cash asset impairment charges	—	0.4	1.3	0.2	1.9
Plus: gain on disposal of properties, plants and equipment, net	(0.4)	—	(3.3)	(2.7)	(6.4)
Plus: gain on disposal of businesses, net	—	—	—	(46.1)	(46.1)
Plus: other costs*	1.1	1.3	2.6	0.5	5.5
Adjusted EBITDA	$100.5	$125.0	$141.7	$36.6	$403.8
*includes fiscal year-end change costs and share-based compensation impact of disposals of businesses
Net Sales
Net sales were $3,231.8 million for the first nine months of 2025 compared with $3,247.9 million for the first nine months of 2024. The $16.1 million decrease was primarily due to $57.1 million attributable to lower volumes, a $40.8 million impact from the Delta Divestiture and $11.3 million of negative foreign currency translation impacts, partially offset by $97.2 million contributions from recent acquisitions. See the “Segment Review” below for additional information on net sales by segment.
Gross Profit
Gross profit was $711.9 million for the first nine months of 2025 compared with $671.2 million for the first nine months of 2024. The $40.7 million increase was primarily due to lower raw material costs, partially offset by the same factors that impacted net sales. See “Segment Review” below for additional information on gross profit by segment. Gross profit margin was 22.0 percent and 20.7 percent for first nine months of 2025 and 2024, respectively.

Table of Content
Selling, General and Administrative Expenses
SG&A expenses were $475.9 million for the first nine months of 2025 compared with $443.6 million for the first nine months of 2024. The $32.3 million increase was primarily related to higher compensation expenses and amortization expenses due to recent acquisitions. SG&A expenses were 14.7 percent and 13.7 percent of net sales for first nine months of 2025 and 2024, respectively.
Financial Measures
Operating profit was $162.6 million for the first nine months of 2025 compared with $260.5 million for the first nine months of 2024. Net income was $76.8 million for the first nine months of 2025 compared with $207.7 million for the first nine months of 2024. Adjusted EBITDA was $412.4 million for the first nine months of 2025 compared with $403.8 million for the first nine months of 2024. The reasons for the changes in operating profit, net income, and Adjusted EBITDA for each segment are described below in the “Segment Review.”
Segment Review
Customized Polymer Solutions
Net sales were $964.2 million for the first nine months of 2025 compared with $828.3 million for the first nine months of 2024. The $135.9 million increase was primarily due to $97.2 million of contributions from recent acquisitions, $19.7 million attributable to higher volumes and $17.9 million from higher average selling prices.
Gross profit was $208.0 million for the first nine months of 2025 compared with $160.3 million for the first nine months of 2024. The $47.7 million increase was primarily due to the same factors that impacted net sales, partially offset by higher raw material, transportation and manufacturing costs. Gross profit margin was 21.6 percent and 19.4 percent for the first nine months of 2025 and 2024, respectively.
Operating profit was $28.8 million for the first nine months of 2025 compared with $26.9 million for the first nine months of 2024. The $1.9 million increase was primarily due to the same factors that impacted gross profit and lower integration costs from recent acquisitions, partially offset by higher SG&A expenses related to higher compensation expenses and amortization expenses from recent acquisitions. Adjusted EBITDA was $112.7 million for the first nine months of 2025 compared with $100.5 million for the first nine months of 2024. The $12.2 million increase was primarily due to the same factors that impacted gross profit, partially offset by higher SG&A expenses related to higher compensation expenses and amortization expenses from recent acquisitions.
Durable Metal Solutions
Net sales were $1,120.9 million for the first nine months of 2025 compared with $1,208.3 million for the first nine months of 2024. The $87.4 million decrease was primarily due to $53.6 million attributable to lower volumes, $24.6 million from lower average selling prices and negative foreign currency translation impacts.
Gross profit was $232.4 million for the first nine months of 2025 compared with $240.8 million for the first nine months of 2024. The $8.4 million decrease was primarily due to the same factors that impacted net sales, partially offset by lower raw material costs. Gross profit margin was 20.7 percent and 19.9 percent for the first nine months of 2025 and 2024, respectively.
Operating profit was $95.1 million for the first nine months of 2025 compared with $99.8 million for the first nine months of 2024. The $4.7 million decrease was primarily due to the same factors that impacted gross profit and higher restructuring and other charges, partially offset by lower SG&A expenses related to lower incentive expenses due to performance. Adjusted EBITDA was $122.4 million for the first nine months of 2025 compared with $125.0 million for the first nine months of 2024. The $2.6 million decrease was primarily due to the same factors that impacted gross profit, excluding impacts from depreciation and amortization, partially offset by lower SG&A expenses related to lower incentive expenses due to performance.
Sustainable Fiber Solutions
Net sales were $900.3 million for the first nine months of 2025 compared with $924.2 million for the first nine months of 2024. The $23.9 million decrease was primarily due to $38.3 million from lower published containerboard and boxboard prices, partially offset by $15.6 million attributable to lower volumes.
Gross profit was $201.1 million for the first nine months of 2025 compared with $184.5 million for the first nine months of 2024. The $16.6 million increase was primarily due to lower raw material costs and lower manufacturing costs, partially offset

Table of Content
by the same factor that impacted net sales. Gross profit margin was 22.3 percent and 20.0 percent for the first nine months of 2025 and 2024, respectively.
Operating profit was $30.3 million for the first nine months of 2025 compared with $61.8 million for the first nine months of 2024. The $31.5 million decrease was primarily due to higher restructuring and other charges and impairment charges related to plant closures, partially offset by the same factors that impacted gross profit. Adjusted EBITDA was $155.8 million for the first nine months of 2025 compared with $141.7 million for the first nine months of 2024. The $14.1 million increase was primarily due to the same factors that impacted gross profit.
Integrated Solutions
Net sales were $246.4 million for the first nine months of 2025 compared with $287.1 million for the first nine months of 2024. The $40.7 million decrease was primarily due to a $40.8 million impact from the Delta Divestiture.
Gross profit was $70.4 million for the first nine months of 2025 compared with $85.6 million for the first nine months of 2024. The $15.2 million decrease was primarily due to the Delta Divestiture. Gross profit margin was 28.6 percent and 29.8 percent for the first nine months of 2025 and 2024, respectively.
Operating profit was $8.4 million for the first nine months of 2025 compared with $72.0 million for the first nine months of 2024. The $63.6 million decrease was primarily due to a $46.1 million gain from the Delta Divestitures during the third quarter of 2024 and the same factors that impacted gross profit. Adjusted EBITDA was $21.5 million for the first nine months of 2025 compared with $36.6 million for the first nine months of 2024. The $15.1 million decrease was primarily due to the same factors that impacted gross profit.
Income tax expense
Income tax expense for the first nine months of 2025 was $38.0 million compared with $16.0 million for the first nine months of 2024, respectively. The $22.0 million increase was primarily attributable to a one-time discrete tax benefit of $48.1 million recognized in 2024 related to the onshoring of certain intangible property and $1.2 million related to other miscellaneous discrete items. This was partially offset by a gain of $17.3 million from the Delta Divestiture in 2024 and a $10.0 million increase in tax expense in 2024 driven by higher pre-tax earnings and changes in the geographic mix of earnings across tax jurisdictions.
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
The cash flows related to the Containerboard Business have not been segregated and are included in our Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2025 and 2024. The absence of the cash flows from the Containerboard business in future periods is not expected to materially impact our liquidity or capital resources.
As disclosed above, we have entered into definitive agreements to sell our Containerboard Business for $1,800.0 million and our Soterra Business for approximately $462.0 million, subject in each case to certain adjustments. The net cash proceeds from these sale transactions will be used for debt repayment.

Table of Content
Cash Flow

Nine Months Ended July 31, (in millions)	2025	2024
Net cash provided by operating activities	$303.3	$168.8
Net cash used in investing activities	(70.2)	(703.8)
Net cash (used in) provided by financing activities	(188.3)	541.7
Effects of exchange rates on cash	42.7	6.6
Net increase in cash and cash equivalents	87.5	13.3
Cash and cash equivalents at beginning of year	197.7	180.9
Cash and cash equivalents at end of period	$285.2	$194.2
Operating Activities
During the first nine months of 2025 and 2024, cash used in change in accounts receivable was $(31.8) million and $(82.0) million, respectively. The favorable change in accounts receivable levels was primarily due to increased collections.
During the first nine months of 2025 and 2024, cash used in change in inventories was $(13.0) million and $(46.4) million, respectively. The favorable change in inventories was primarily due to decreased raw material prices.
During the first nine months of 2025 and 2024, cash (used in) provided by change in accounts payable was $(13.3) million and $26.1 million, respectively. The unfavorable change in accounts payable levels was primarily due to increase in purchases primarily related to acquisitions and timing of payments.
Investing Activities
During the first nine months of 2025 and 2024, we invested $106.5 million and $141.4 million, respectively, of cash in capital expenditures. $21.0 million and $37.1 million relates to cash in capital expenditures from the Containerboard Business.
During the first nine months of 2025, we received $22.5 million proceeds from a cash settlement of certain cross-currency swap contracts, of which $11.5 million related to cross-currency swap contracts designated as net investment hedges and $11.0 million related to cross-currency swap contracts designated as cash flow hedges.
During the first nine months of 2024, we paid $567.6 million for purchases of businesses, net of cash acquired, primarily for our acquisition of Ipackchem Group SAS (“Ipackchem”) on March 26, 2024 (the “Ipackchem Acquisition”).
Financing Activities
During the first nine months of 2025 and 2024, we paid cash dividends to our stockholders in the amount of $93.8 million and $89.8 million, respectively.
During the first nine months of 2025 and 2024, we (paid down) borrowed $(34.8) million and $661.2 million of debt, net of payments, respectively. The 2024 borrowing was primarily for the Ipackchem Acquisition.

Table of Content
Financial Obligations
Long-Term Debt
Long-term debt is summarized as follows:

(in millions)	July 31, 2025	October 31, 2024
2022 Credit Agreement - Term Loans	$1,641.3	$1,707.4
2023 Credit Agreement - Term Loan	283.1	288.8
Accounts receivable credit facilities	—	357.9
2022 Credit Agreement - Revolving Credit Facility	395.7	373.7
Other debt	—	1.3
	2,320.1	2,729.1
Less: current portion	95.8	95.8
Less: deferred financing costs	5.0	7.1
Long-term debt, net	$2,219.3	$2,626.2
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
Interest accruing under the 2022 Credit Agreement is based on Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on our leverage ratio. As of July 31, 2025, we had $404.3 million of available borrowing capacity under the $800.0 million secured revolving credit facility.
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

Table of Content
The 2022 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness (less the aggregate amount of our unrestricted cash and cash equivalents), to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses), and plus or minus certain other items for the preceding twelve months (as used in this paragraph only “EBITDA”) to be greater than 4.50 to 1.00 through the quarter ending January 31, 2025, and thereafter 4.00 to 1.00; provided that such leverage ratio is subject to (i) a covenant step-up (as defined in the 2022 Credit Agreement) increase adjustment of 0.50 upon the consummation of, and the following three fiscal quarters after, certain specified acquisitions and (ii) a collateral release decrease adjustment of 0.25x during any collateral release period (as defined in the 2022 Credit Agreement). The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated EBITDA, to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve-month period. As of July 31, 2025, we were in compliance with the covenants and other agreements in the 2022 Credit Agreement.
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
The 2023 Credit Agreement contains covenants, including financial covenants, substantially the same as the covenants in 2022 Credit Agreement, as described above, and a “most favored lender” provision related to the 2022 Credit Agreement. As of July 31, 2025, we were in compliance with the covenants and other agreements in the 2023 Credit Agreement.
Short-Term Debt
Short-term debt is summarized as follows:

(in millions)	July 31, 2025	October 31, 2024
Accounts receivable credit facilities	386.6	—
Other debt	15.3	18.6
	401.9	18.6
Accounts Receivable Credit Facilities
We have a $290.0 million U.S. Receivables Financing Facility Agreement (the “U.S. RFA”) that matures on May 15, 2026. As of July 31, 2025, there was a $284.3 million ($273.7 million as of October 31, 2024) outstanding balance under the U.S. RFA. The U.S. RFA also contains events of default and covenants that are substantially the same as the covenants under the 2022 Credit Agreement. As of July 31, 2025, we were in compliance with these covenants. Proceeds of the U.S. RFA are available for working capital and general corporate purposes. On August 28, 2025, the U.S. RFA was amended to provide an accounts receivable financing facility of $200.0 million.
We have a €100.0 million ($115.5 million as of July 31, 2025) European Receivables Financing Agreement (the “European RFA”) that matures on April 21, 2026. As of July 31, 2025, $102.3 million ($84.2 million as of October 31, 2024) was

Table of Content
outstanding under the European RFA. As of July 31, 2025, we were in compliance with covenants contained in the European RFA. Proceeds of the European RFA are available for working capital and general corporate purposes.
See Note 5 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional disclosures regarding our financial obligations.
Financial Instruments
Interest Rate Derivatives
As of July 31, 2025, we had various interest rate swaps with a total notional amount of $1,362.5 million ($1,400.0 million as of October 31, 2024) amortizing down over the term, in which we receive variable interest rate payments based on SOFR and in return are obligated to pay interest at a weighted average fixed interest rate of 2.99%. These derivatives are designated as cash flow hedges for accounting purposes and will mature between March 1, 2027 and July 16, 2029.
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
As of July 31, 2025, and October 31, 2024, we had outstanding foreign currency forward contracts in the notional amount of $219.6 million, and $74.1 million, respectively.
Cross Currency Swap
We have operations and investments in various international locations and are subject to risks associated with changing foreign exchange rates. As of July 31, 2025, we have cross currency interest rate swaps that synthetically swap $534.9 million ($447.6 million as of October 31, 2024) of U.S. fixed rate debt to Euro denominated fixed rate debt. We receive a weighted average rate of 1.64%. These agreements are designated either net investment hedges or cash flow hedges for accounting purposes and will mature between October 5, 2026 and November 3, 2028.
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

Table of Content
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in the 2024 Form 10-K under Part I, Item 1A –– Risk Factors.
ITEM 6. EXHIBITS
(a.) Exhibits

Exhibit No.	Description of Exhibit

10.1	Amendment No.1, dated July 15, 2025 to the Purchase and Agreement, dated June 30, 2025, among Greif Packaging LLC, Packaging Corporation of America and Greif, Inc.

10.2	Omnibus Amendment and Amendment No. 8, dated August 28, 2025, to Third Amended and Restated Transfer and Administration Agreement, dated September 24, 2019, by and among Greif Receivables Funding LLC, as seller, Container Life Cycle Management LLC, Lee Container, LLC, and Lee Container Iowa, LLC, Greif Packaging LLC, American Flange & Manufacturing Co. Inc., Caraustar Mill Group, Inc., Caraustar Industrial and Consumer Products Group, Inc., Caraustar Recovered Fiber Group, Inc., The Newark Group, Inc., Caraustar Consumer Products Group, LLC, and Cascade Paper Converters Co., as originators.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a —14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GREIF, INC.
(Registrant)

Date: August 28, 2025	/s/ LAWRENCE A. HILSHEIMER
Lawrence A. Hilsheimer
Executive Vice President and Chief Financial Officer