Form 10-KT
period 2025-09-30
GREIF, INC
filed 2025-11-19
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KT

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from November 1, 2024 to September 30, 2025

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
Non-voting common equity (Class A Common Stock)      $1,322,014,218
Voting common equity (Class B Common Stock)           $259,425,578
The number of shares outstanding of each of the Registrant’s classes of common stock, as of November 14, 2025, was as follows:
Class A Common Stock                     25,996,487 shares
Class B Common Stock                    21,325,535 shares
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-KT into which such portions are incorporated:
    1. The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on February 23, 2026 (the “2026 Proxy Statement”), portions of which are incorporated by reference into Parts II and III of this Form 10-KT. The 2026 Proxy Statement will be filed within 120 days of September 30, 2025.

EXPLANATORY NOTE
As previously disclosed, Greif, Inc.’s Board of Directors approved a change in our year end from October 31 to September 30 of each calendar year, effective for the 2025 fiscal year. As a result of this change, we are filing this Transition Report on Form 10-KT for the eleven-month period starting November 1, 2024 and ending September 30, 2025
Through October 31, 2024, our fiscal years began on November 1 and ended on October 31 of the following year. Any references in this Transition Report on Form 10-KT to fiscal 2024 or any prior fiscal years, or to any quarter of those fiscal years, relates to the fiscal year or quarter, as the case may be, ended in that year, unless otherwise stated.
Our 2025 fiscal year began on November 1, 2024 and ended on September 30, 2025, and accordingly, consisted of eleven months. Our fourth fiscal quarter of 2025 was a two-month period ended September 30, 2025. Thereafter, our fiscal year will begin on October 1 and end on September 30 of the following year.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
All statements, other than statements of historical facts, included in this Transition Report on Form 10-KT of Greif, Inc. and its subsidiaries for the fiscal year (11-month) ended September 30, 2025 (this “Form 10-KT”) or incorporated herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals, plans and objectives of management for future operations and initiatives, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “aspiration,” “objective,” “project,” “believe,” “continue,” “on track” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-KT are based on information currently available to our management. Forward-looking statements speak only as of the date the statements were made. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of this Form 10-KT. The risks described in this Form 10-KT are not all inclusive, and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements made in this Form 10-KT are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Index to Form 10-KT Transition Report for the Fiscal Transition Period ended September 30, 2025

Part IV	15	Exhibits and Financial Statement Schedules	101
	16	Form 10-K Summary	106
		Signatures	106

PART I
ITEM 1. BUSINESS
General Development of Business
We are a leading global producer of industrial packaging products and services that operates in over 35 countries. We offer a comprehensive line of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, jerrycans and other small plastics, closure systems for industrial packaging products, water bottles and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, logistics, warehousing and other packaging services. We also produce and sell coated recycled paperboard and uncoated recycled paperboard, some of which are used to produce and sell industrial products (tubes and cores, construction products and protective packaging). We also produce and sell bulk and specialty partitions made from uncoated recycled paperboard and containerboard. In addition, we purchase and sell recycled fiber, produce and sell adhesives used in our paperboard products and produce and sell paints and linings used in our steel drum products. Our customers range from Fortune 500 companies to medium and small-sized companies in a cross section of industries.
On June 30, 2025, we entered into a definitive agreement to sell our containerboard business, including our CorrChoice sheet feeder system (the “Containerboard Business”), and the equity interests in our subsidiaries that directly owned the Containerboard Business on the date of closing. The transaction was completed effective as of August 31, 2025 (“the Containerboard Divestiture). The Containerboard Business was previously reported under the Sustainable Fiber Solutions segment. The Containerboard Divestiture qualifies as discontinued operations because it represents a strategic shift that will have a major impact on our operations and financial results. As a result, the Containerboard Business was presented as discontinued operations beginning in the third quarter of 2025. We have recast data from prior periods to reflect this change to conform to the current year presentation.
During fiscal year 2025, we operated our Soterra land management business, which included approximately 173,000 acres of timberland (the “Soterra Business”). On August 5, 2025, we entered into a definitive agreement to sell the Soterra Business. The transaction closed subsequent to year end on October 1, 2025. The Soterra Business was reported under the Sustainable Fiber Solutions segment through the end of fiscal 2025. The Soterra Business divestiture did not qualify as discontinued operations.
As used in this Form 10-KT, the terms “Greif,” the “Company,” “we,” “us,” and “our” refer to Greif, Inc. and its subsidiaries.
Change in Fiscal Year
Through October 31, 2024, our fiscal years began on November 1 and ended on October 31 of the following year. Any references in this Form 10-KT to fiscal 2024 or any prior fiscal years, or to any quarter of those fiscal years, relates to the fiscal year or quarter, as the case may be, ended in that year, unless otherwise stated.
We changed our fiscal year end to September 30, effective for the 2025 fiscal year. Our 2025 fiscal year began on November 1, 2024 and ended on September 30, 2025, and accordingly, consisted of eleven months (“fiscal 2025”). Our fourth fiscal quarter of 2025 was a two-month period ended September 30, 2025. Thereafter, our fiscal year will begin on October 1 and end on September 30 of the following year.
Financial Information about Segments
Effective November 1, 2024, we implemented changes to our reporting structure starting in fiscal 2025. We now operate in four operating segments and four reportable segments: Customized Polymer Solutions; Durable Metal Solutions; Sustainable Fiber Solutions; and Integrated Solutions. Information related to our reportable segments is included in Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-KT.
We are changing the name of the Integrated Solutions reportable segment to Innovative Closure Systems beginning in fiscal 2026.
Narrative Description of Business
Sales
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
In the Sustainable Fiber Solutions reportable segment, we produce and sell fiber-based packaging products, including fibre drums, uncoated recycled board, coated recycled board, tubes and cores and specialty partitions made from uncoated recycled board and coated recycled board. Our fiber-based packaging products are sold in North America in industries such as packaging, automotive, construction, food and beverage and building products. In addition, this reportable segment included the Soterra Business through the end of fiscal 2025.
In the Integrated Solutions reportable segment, we produce and sell complimentary packaging products, such as paints, linings and closure systems for industrial packaging products and related services. In addition, this reportable segment is involved in the purchase and sale of recycled fiber and the production and sale of adhesives used in our paperboard products, which will be reported under the Sustainable Fiber Solutions reportable segment beginning in fiscal 2026. These products and services are used internally by us and are also sold to external customers.
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
In the plastics, steel and integrated products industry, we compete by offering a comprehensive line of products on a global basis. In the paper packaging industry, we compete by offering a comprehensive range of uncoated and coated paperboard products and diverse tube, core, partitions and other specialty products.
In addition, over the past several years we have closed higher cost facilities and otherwise restructured our operations, which we believe has significantly improved our cost competitiveness.
Resources
Resin and used industrial packaging for reconditioning are the principal raw materials for the Customized Polymer Solutions reportable segment, steel is the principal raw material for the Durable Metal Solutions reportable segment, pulpwood and recycled coated and uncoated paperboard are the principal raw materials for the Sustainable Fiber Solutions reportable segment, and resin, steel and old corrugated containers are the principal raw materials for the Integrated Solutions reportable segment. We satisfy most of our needs for these raw materials through purchases on the open market or under short-term and long-term supply agreements. All of these raw materials are purchased in highly competitive, price-sensitive markets, which have historically exhibited price, demand and supply cyclicality. From time to time, some of these raw materials have been in short supply at certain of our manufacturing facilities. In those situations, we ship the raw materials in short supply from one or more of our other facilities with sufficient supply to the facility or facilities experiencing the shortage. To date, raw material shortages have not had a material adverse effect on our financial condition or results of operations.
Government Laws and Regulations
We must comply with extensive laws, rules and regulations in the United States and in each of the countries where we conduct business with respect to a variety of matters, including compliance with government laws and regulations concerning the environment and health and safety matters. We do not believe that future compliance with government laws and regulations will have a material adverse effect on our capital expenditures, competitive position, results of operations or financial condition.
As to environmental matters, our operations are subject to extensive federal, state, local and international laws, regulations, rules, ordinances and potential claims relating to pollution, the protection of the environment, the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials and numerous other environmental laws and regulations. In the ordinary course of business, we are subject to periodic environmental inspections and monitoring by various governmental agencies. In addition, certain of our production facilities require environmental permits that are subject to revocation, modification and renewal. As of the date of filing this Form 10-KT, and based on current information, we believe that the probable costs of the remediation of company-owned property will not have a material adverse effect on our financial condition or results of operations. We believe that we have adequately reserved for our liability for these matters as of September 30, 2025.
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
See also Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-KT for additional information concerning environmental expenses and cash expenditures for the years ended September 30, 2025 (11-month), October 31, 2024 and October 31, 2023, and our reserves for environmental liabilities as of September 30, 2025 and October 31, 2024.
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
Our “Build to Last” strategy provides a platform to support our strategic growth and development under four key missions: creating thriving communities; delivering legendary customer service; protecting our future; and ensuring financial strength. Each employee has a part in driving these key missions wherever they are located in the world, and ultimately, our success is dependent on all of our employees working together to keep these priorities at the forefront of their activities. Within our “creating thriving communities” mission, we are focused on establishing a foundation for action that supports health and safety; inclusion and belonging; and talent development and engagement.
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
Inclusion and Belonging
In accordance with our values, we encourage our employees to embrace an inclusive culture of language, location and thought. Our success depends on maintaining a culture where every employee communicates with respect, candor and trust. We rely on the unique qualities and talents of our employees to help us achieve our Build to Last strategy. We strive to create an inclusive working environment as well as promoting fair treatment within our workforce, including the support of multiple colleague-led resource groups, fostering an environment where our employees feel valued and appreciated for the distinct voice they bring to our Company. In addition, we strive to compensate our employees fairly and equitably and continue to monitor pay equity data and educate our managers to make objective compensation decisions in line with our Company’s compensation policies.
Talent Development
Attracting, developing and retaining talented employees is an integral aspect of our human capital strategy and critical to our success. We continuously strive to create learning and development opportunities for all our employees. Our development and training programs are designed to enhance leadership, develop a customer service mindset and improve engagement at all levels within our organization. We utilize Greif University, a centralized training platform offering a variety of learning and development offerings, including recorded internal trainings, on-demand courses, assessments and a learning library. Greif University allows employees to access LinkedIn Learning®, an online learning and skill building platform that empowers employees to develop skills to grow their career. We have a performance development review and talent development process in which managers provide regular feedback and coaching to assist with the development of our employees, including the use of individual development plans to assist with career development. To foster employee engagement, we encourage and value feedback from our employees and conduct annual engagement surveys of all our global employees to better understand our employee’s level of engagement and identify areas of improvement to build high performing teams to meet our strategic goals.
Other Information
As of September 30, 2025, our approximately 12,000 full-time employees were located in the following geographic regions: 50% in North America; 30% in Europe, Middle East and Africa; 11% in Asia Pacific; and 9% in Latin America. Our global workforce is 19% female and 81% male, with approximately 38% represented by labor unions.
Financial Information about Geographic Areas
Our operations are located in North and Latin America, Europe, the Middle East, Africa and the Asia Pacific regions. Information related to our geographic areas of operation is included in Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-KT.
Available Information
We maintain a website at www.greif.com. We file reports with the United States Securities and Exchange Commission (the “SEC”). We make these reports available, free of charge, on or through our website, which include but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.
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
ITEM 1A. RISK FACTORS
Statements contained in this Form 10-KT may be “forward-looking” within the meaning of Section 21E of the Exchange Act. Such forward-looking statements are subject to certain risks and uncertainties that could cause our operating results to differ materially from those projected. The following factors, among others, in some cases have affected, and in the future could affect, our actual financial or operational performance, or both.

Risks Related to Market and Economic Factors
Historically, our Business has been Sensitive to Changes in General Economic or Business Conditions.
Our customers generally consist of other manufacturers and suppliers who purchase industrial packaging products and uncoated and coated recycled boxboard and related products for their own containment and shipping purposes. Because we supply a cross section of industries, including chemicals, lubricants, films, paints and pigments, food and beverage, personal care, fragrances, petroleum, industrial coatings, carpeting, agriculture, agrochemical, pharmaceuticals, mineral products, packaging, automotive, construction and building products industries, and have operations in many countries, demand for our products and services has historically corresponded to changes in general economic and business conditions of the industries and countries in which we operate. The overall demand and prices for our products and services could decline as a result of numerous factors outside of our control, including an economic recession, increased labor costs, availability of and increased cost of energy, and disruptions in supply chains to our business, our customers, their end markets and our suppliers, changes in industrial production processes or consumer preference, changes in laws and regulations, inflation, tariffs, changes in published pricing indices, fluctuations in interest rates and currency exchange rates and changes in the fiscal or monetary policies of governments in the regions in which we operate. Accordingly, our financial performance is substantially dependent upon the general economic and business conditions existing in these industries and countries where we do business, and any prolonged or substantial economic downturn or geopolitical uncertainty in the markets in which we operate could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our Global Operations Subject us to Political Risks, Instability and Currency Exchange that Could Adversely Affect our Results of Operations.
We are a global company that operates in over 35 countries with approximately 48% of our fiscal 2025 sales derived from non-U.S. operations. Management of global operations is complex, and our operations outside the United States are subject to additional risks that may not exist, or may not be as significant, with respect to our operations within the United States.
Within our global footprint, we have operations in Europe, Middle East and Asia Pacific. As regards the Eastern Europe region, the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable. The Russian invasion of Ukraine and the ongoing conflict between those two countries have amplified, and may continue to amplify, certain risks to our operations, including increased foreign exchange volatility, disruptions to financial and credit markets, energy supply (specifically in Europe), supply chain disruptions, customer demand, increased risks of cybersecurity incidents, increased costs to ensure compliance with global and local laws and regulations, economic recessions in certain neighboring European countries or globally due to inflationary and other pressures, and the inability to access cash or earnings from Russia. In addition, the imposition of new or increased sanctions, tariffs, quotas, exchange or price controls, trade barriers or similar restrictions resulting from the conflict between Russia and Ukraine could negatively impact our business and operations.
In the event that our operations in Russia are reduced or ceased for any reason, that event may result in an impairment charge or loss of assets if we are unable to generate a fair market return on those assets. In addition, the Russian government has implemented strict currency controls that restrict the movement of capital. This includes limits on the amount of money that can be taken out of the country, directly impacting dividend payments. Although we have been able to pay the de minimus dividends permitted by the Russian government, we have been generally unable to transfer money out of Russia, and do not expect that this will change in 2026. We will continue to monitor the effects of this conflict, including risks that may affect our business, and we will adjust our plans accordingly as the situation progresses. As of September 30, 2025 and the fiscal year then ended, our operations in Russia accounted for approximately 4% of our net sales, approximately 16% of our operating profit and approximately 3% of our total assets, all without including the Containerboard Business.
As a result of our general global operations, we are subject to certain risks that could disrupt our operations or force us to incur unanticipated costs or exit a specific country. These risks, which can vary substantially by country, may include economic or political instability, geopolitical events (such as the Russian invasion of Ukraine, Middle East conflicts in Gaza, and tensions between China and Taiwan), corruption, social and ethnic unrest, the regulatory environment (including the risks of operating in developing or emerging markets in which there are significant uncertainties regarding the interpretation and enforceability of legal requirements), hyperinflation and fluctuations in the value of local currency versus the U.S. dollar, repatriating cash from foreign countries to the U.S., downturns or changes in economic conditions (including in relation to commodity inflation), adverse tax consequences or rulings, nationalization or any change in social, political or labor conditions in any of these countries, or regions impacting matters such as sustainability, environmental regulations and trade policies and agreements.
We also have indebtedness, agreements to purchase raw materials and agreements to sell finished products that are denominated in Russian Ruble, Euro, Brazilian Real, Chinese Yuan, Algerian Dinar, British Pound and other currencies. Our operating performance is affected by fluctuations in currency exchange rates by:
•translations into U.S. dollars for financial reporting purposes of the assets and liabilities of our non-U.S. operations conducted in local currencies; and
•gains or losses from transactions conducted in currencies other than the operation’s functional currency.
The Current and Future Challenging Global Economy and Disruption and Volatility of the Financial and Credit Markets may Adversely Affect our Business and our Access to Financing and Could Delay or Otherwise Disrupt our Share Repurchase Plan.
Current global economic conditions are challenging for our global business operations. Such conditions have had, and may continue to have, a negative impact on our financial results. Future economic downturns, either in the United States, Europe or in other regions in which we do business could negatively affect our business and results of operations. With the volatility in the current global economic climate, inflation and geopolitical events around the world, including the conflict between Russia and Ukraine, various conflicts in the Middle East, and tensions between China and Taiwan, it is difficult for us to predict the complete impact of the forgoing matters on our business and results of operations. Due to these current and future economic conditions, our customers may face financial difficulties, disruption in their supply chains and the unavailability of or reduction in commercial credit or increased debt levels that may result in decreased revenues to our Company. Certain of our customers may cease operations or seek bankruptcy protection, which would reduce our cash flows and adversely impact our results of operations. Our customers that are financially viable and not experiencing economic distress may nevertheless elect to reduce the volume of orders for our products or close facilities in an effort to remain financially stable or as a result of the unavailability of commercial credit which would negatively affect our results of operations. We may experience difficulties in servicing, renewing or repaying our outstanding debt due to continued volatility in the global economy. We may also have difficulty accessing the global credit markets if there is a tightening of commercial credit availability, which would result in decreased ability to fund capital-intensive strategic projects.
Further, we may experience challenges in forecasting revenues and operating results due to these global economic conditions. The difficulty in forecasting revenues and operating results may result in volatility in the market price of our common stock.
In addition, the lenders under our senior secured credit agreement and other borrowing facilities described in Item 7 of this Form 10-KT under Liquidity and Capital Resources - Borrowing Arrangements and the counterparties with whom we maintain interest rate swap agreements, currency forward contracts and derivatives and other hedge agreements may be unable to perform their lending or payment obligations in whole or in part, or may cease operations or seek bankruptcy protection, which would negatively affect our cash flows and our results of operations.
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
Our Board of Directors has authorized, and may from time to time further authorize, the repurchase of our common stock on the open market or in privately negotiated transactions. Our ability to effect such repurchases may be affected by, among other factors: volatility and instability in the global economy and capital markets; our views on potential future capital requirements; our ability to generate sufficient earnings and cash flows; our use of cash to consummate any acquisitions; our repayment of principal and interest on our indebtedness; changes in federal and state income tax laws or corporate laws, and changes to our business model. Our stock repurchases as well as our cash dividend may change from time to time, and we cannot provide assurance that we will increase our cash dividend payment or declare cash dividends or make stock repurchases in any particular amounts or at all. A reduction in our cash dividend payments or a reduction in the level of our stock repurchases could have a negative effect on our stock price.

Risks Related to Industry Conditions
The Continuing Consolidation of our Customer Base and Suppliers may Intensify Pricing Pressure.
Over the last few years, many of our large industrial packaging, coated and uncoated recycled boxboard and related products customers have acquired, or been acquired by, companies with similar or complementary product lines. In addition, many of our suppliers of raw materials such as steel, resin and paper, have undergone a similar process of consolidation. This consolidation has increased the concentration of our largest customers, resulting, in some cases, in increased pricing pressures from our customers, and in other cases, a decreasing customer base due to customers becoming more vertically integrated. The consolidation of our largest suppliers has resulted in limited sources of supply and increased cost pressures from our suppliers. Any future consolidation of our customer base or our suppliers could negatively impact our business, financial condition, results of operations and cash flows. Furthermore, if one or more of our major customers reduces, delays or cancels substantial orders, if one or more of our major suppliers is unable to timely produce and deliver our orders, or if we are unable to broaden our customer base and increase specialty product offerings to offset the effects of consolidation, our business, financial condition, results of operations and cash flows may be materially and adversely affected, particularly for the period in which the reduction, delay or cancellation occurs and also possibly for subsequent periods.
We Operate in Highly Competitive Industries.
Each of our operating segments operates in highly competitive industries. The most important competitive factors we face are price, quality, customer service and on-time delivery. To the extent any of our competitors become more successful with respect to any of these key competitive factors, we could lose customers and our sales could decline. Moreover, we anticipate that the lower customer demand patterns that we experienced throughout fiscal years 2024 and 2025 will continue on an overall basis through 2026, which may cause our competitors to reduce prices to maintain or increase their sales volumes, which could adversely impact our sales volumes and our margins. In addition, due to the tendency of certain customers to diversify their suppliers, we could be unable to increase or maintain sales volumes with particular customers. Certain of our competitors are substantially larger and have significantly greater financial resources.
In addition, some of our products are made from raw materials that are subject to pronounced and at times, rapid price fluctuations, such as steel, which is used in the manufacture of steel drums and containers and intermediate bulk container (“IBC”) cages, old corrugated containers (“OCC”), which impacts our paper products, and oil, which in turn affects the price of resin for plastic drums and containers, including IBC bottles. Particularly in well-developed markets in Europe and in the United States, any substantial increases in the supply of industrial packaging resulting from capacity increases, the stockpiling of raw materials or other types of opportunistic behavior by our competitors in a period of high raw materials prices, or price wars, could adversely affect our margins and the profitability of our business. With many of our customers, we have implemented raw material price adjustment mechanisms based on industrial index pricing; however these price adjustment mechanisms lag market price changes and our ability to pass through costs to our customers could take months to realize which in turn could adversely impact our product margins. Although price is a significant basis of competition in our industry, we also compete on the basis of product reliability, the ability to deliver products on a global scale and our reputation for quality and customer service. If we fail to maintain our current standards for product quality, the scope of our distribution capabilities or our customer relationships, our reputation and business, financial condition, results of operations and cash flows could be adversely affected.
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
Our Business is Sensitive to Changes in Industry Demands and Customer Preferences.
Industry demand for certain of our industrial packaging and paper products in our United States operations, and industrial packaging products in European and other international markets has varied in recent years, and more recently related to reduced demand and inflationary pressures, causing competitive pricing for those products. In addition, disruptions within our customers’ labor supply could reduce customer demand and negatively impact our business. As demand decreases, we see an increase in competition on price, which could consequentially further impact our sales and margins. We seek to offset the impacts of these pressures by focusing on quality and customer service.
We compete in industries that are capital intensive, which generally leads to continued production as long as prices are sufficient to cover marginal costs. We are making significant capital investments in line with our long-term business strategy, such as investments in new and improved equipment automation and technology to increase capacity, productivity and safety.

As a result, changes in industry demands (including any resulting industry over-capacity) and increased new capacity for production of industrial packaging and paper products by competitors may cause substantial price competition and, in turn, we may not be able to derive the expected return on investment from our strategic investments which could negatively impact our business, financial condition, results of operations and cash flows. Additionally, customer preferences are constantly changing based on, among other factors, cost, convenience, health, environmental and social concerns, and customers may choose to use different packaging products than the products we manufacture as their business models change, or may choose to use alternative, more sustainable materials for their packaging products, or simply forego the packaging of certain products entirely. For example, in the United States, sales of fibre drums continue to decline on a year over year basis as some customers select other packaging solutions for their products. Any shift away from packaging products we manufacture or changes in customer preferences to more sustainable supply chain solutions may adversely affect our business, financial condition, results of operations and cash flows.
Raw Material Shortages, Price Fluctuations, Global Supply Chain Disruptions and High Inflation may Adversely Impact our Results of Operations.
The principal raw materials used in the manufacture of our products are steel, resin, recycled pulp from OCC, recycled coated and uncoated boxboard, and used industrial packaging for reconditioning, which we purchase or otherwise acquire in highly competitive, price sensitive markets. We have long-term supply contracts in place for obtaining a portion of our principal raw materials. These raw materials have historically exhibited price and demand cyclicality. In addition, the European Union (“EU”)’s Packaging & Packaging Waste Regulation will require post-consumer resin (“PCR”) to be incorporated into plastic products sold in the EU. As such, prices for PCR may increase, and we may also face a shortage of PCR supply necessary to meet regulatory requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, we manufacture certain component parts and other products for our industrial packaging products and adhesives for our paper products, and sell those parts and products to other companies, including competitors. Some of the raw materials, products and component parts have been, and in the future may be, in short supply. For example, the availability of these raw materials, component parts and products and/or our ability to purchase and transport them may be unexpectedly disrupted by adverse weather conditions, natural disasters, man-made disasters, geopolitical conflicts, a substantial economic downturn in the industries that provide any of those raw material requirements, or competition for use of raw materials and component parts in other regions or countries. As a result of inflation and continued economic slowdown, we may continue to incur significant raw material price increases in the future which would likely have an adverse effect on our operating margins. While we have taken steps to minimize the impact of these increased costs by working closely with our suppliers and customers, there can be no assurances that unforeseen future events in the global supply chain, and our ability to pass on inflationary costs on to our customers will not have a material adverse effect on our business, financial condition, results of operations and cash flows.
The disruptions to the global economy starting in 2020 and continuing throughout 2025, which were intensified by the Russian invasion of Ukraine and the ongoing conflict between those two countries, have impeded global supply chains in some regions in which we operate more than others, resulting in longer lead times.
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
Risks Related to our Operations
We may Encounter Difficulties or Liabilities Arising from Acquisitions or Divestitures.
We have invested a substantial amount of capital in acquisitions, joint ventures and strategic investments and we expect that we will continue to do so in the foreseeable future. We are continually evaluating acquisitions, divestitures and strategic investments that are significant to our business both in the United States and internationally. For example, as of August 31, 2025, we sold our Containerboard Business and on October 1, 2025, we sold our Soterra Business.
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
Divestitures and restructuring activities may divert the attention of management, disrupt our ordinary operations, and will result in a reduction in revenues and the volume of products produced and sold, and the impact of divestitures on our revenue growth may be larger than we anticipate if we experience greater dis-synergies than we expect. In addition, in cases where we seek to divest or otherwise dispose of certain facilities, operations, assets, or other components of our business, we may be unable to find buyers or alternative exit strategies on acceptable terms, in a timely manner or at all, and we may dispose of facilities, operations, assets, or other components of our business at prices or on terms that are less desirable than we had anticipated.
Additionally, in connection with any acquisitions or divestitures, including the sale of the Containerboard Business and the sale of the Soterra Business, we may become subject to contingent liabilities or legal claims, including but not limited to third party liability and other tort claims; claims for breach of contract; employment-related claims; environmental, health and safety regulatory actions and liabilities; permitting, regulatory or other legal compliance issues; or tax liabilities. If we become subject to any of these liabilities or claims, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. These liabilities, if they materialize, could have an adverse effect on our business, financial condition, results of operations and cash flows.
We may Incur Additional Rationalization Costs and Product Dispositions and there is no Guarantee that our Efforts to Reduce Costs will be Successful.
We have reorganized portions of our operations from time to time in recent years, particularly following acquisitions or divestments of businesses, and periods of economic downturn due to local, regional or global economic conditions. In December 2024, we announced a target cost optimization effort to eliminate $100.0 million, which target was increased to $120.0 million in November 2025, of structural costs from the business by the end of fiscal year 2027 through a combination of selling, general and administrative rationalization, network optimization, and operating efficiency gains. We will continue to implement continuous improvement initiatives necessary or desirable to improve our business portfolio, address underperforming assets and generate additional cash. These initiatives may result in initial inefficiencies as employees and business operations adapt to the new structure.
The rationalization of our manufacturing facilities may also result in temporary constraints upon our ability to manufacture the quantity of products necessary to fill orders and thereby complete sales in a timely manner. In addition, system upgrades at our manufacturing facilities that impact ordering, production scheduling and other related manufacturing processes are complex, and could impact or delay production targets. A prolonged delay in our ability to fill orders on a timely basis could affect customer demand for our products and increase the size of our product inventories, causing future reductions in our manufacturing schedules and adversely affecting our results of operations. Moreover, our continuous development and production of new products will often involve the retooling of existing manufacturing facilities. This retooling may limit our production capacity at certain times in the future, which could adversely affect our business, financial condition, results of operations and cash flow. In addition, the expansion and reconfiguration of existing manufacturing facilities could increase the risk of production delays, as well as require significant investments of capital.
While we expect these initiatives to provide significant opportunities for profit and savings throughout our organization, our estimated profits and savings are based on assumptions that may prove to be inaccurate, and as a result, there can be no assurance that we will realize these profits and cost savings or that, if realized, these profits and cost savings will be sustained. Failure to achieve or delays in achieving projected levels of efficiencies and cost savings from such measures, or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated, could adversely affect our business, financial condition, results of operations and cash flows and harm our reputation.

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
Our Ability to Attract, Develop and Retain Talented and Qualified Employees, Managers and Executives is Critical to our Success.
Our ability to attract, develop and retain talented and qualified employees at all levels within our organization, including production employees, key managers and executives, is critical to the success of our business. We need an engaged workforce to serve our customers and meet our business objectives. Competitive pressures and a tight labor market within and outside our industry may make it more difficult and expensive to attract, hire and effectively onboard qualified employees. Increased turnover of production employees, the retirement of or unforeseen loss of key officers and employees without appropriate succession planning or the ability to develop or hire replacements could make it difficult to manage our business and meet our business objectives, resulting in a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, changing social, political and legal perspectives and requirements regarding workforce inclusivity can lead to public backlash, compliance challenges, legal penalties, brand damage, reduced employee morale and productivity, and failing to address violence and harassment in the workplace can result in internal and external risks, including legal consequences, regulatory penalties, reputational risks, decreased employee morale and productivity, turnover, absenteeism, and loss of revenue.
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
We are self-insured or carry large deductibles for certain types of insurance claims, which include, but are not limited to, claims made under our employee medical and dental insurance programs and workers’ compensation, auto and general liability claims. We utilize outside actuarial services to establish reserves for estimated costs related to pending claims, administrative fees and claims incurred but not reported. Because establishing reserves is an inherently uncertain process involving estimates, currently established reserves may not be adequate to cover the actual liability for claims made under our employee medical and dental insurance programs and for certain of our workers’ compensation and liability claims. If it is concluded that our estimates are incorrect and our reserves are inadequate for these claims, we will need to increase our reserves, which could adversely affect our financial condition, results of operations and cash flows.
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
Our business is dependent upon our ability to execute, in an efficient and uninterrupted fashion, necessary business functions, such as accessing key business data, financial information, order processing, invoicing and the operation of IT dependent manufacturing equipment. A significant portion of the communication between our employees, customers and suppliers around the world depends on the reliability of our IT systems. A significant interruption or major failure of the Internet, a shut-down of or inability to access one or more of our facilities, a power outage, unavailability, obsolescence or a failure of one or more of our IT, telecommunications or other systems would substantially impair our ability to perform daily functions on a timely basis and could adversely affect our sales and could result in a material adverse impact on our business, financial condition, results of operations and cash flows.
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
We are increasingly exploring the use of generative artificial intelligence (“GenAI”) tools to improve operational efficiency, product design, and business processes. These technologies are new and rapidly evolving, and the full extent of their potential risks is not yet known. Over-reliance on GenAI in our manufacturing, supply chain, or commercial operations could lead to disruptions, inefficiencies, or inaccurate decision-making if these systems produce flawed or biased outputs. In addition, our investments in GenAI technologies may not deliver anticipated cost savings or productivity improvements, and associated costs could be significant. Failures in integration, governance, or oversight of AI solutions may create operational inefficiencies, increase compliance costs, or reduce profitability. Any of the above risks, individually or in the aggregate, could materially and adversely affect our business, financial condition, and results of operations. The legal framework surrounding GenAI technologies is unsettled. We may face claims of intellectual property infringement if GenAI-generated outputs are alleged to incorporate or resemble third-party proprietary content. Furthermore, ownership rights to AI-generated works remain uncertain, which could limit our ability to protect or commercialize innovations developed using GenAI. Failure to adequately manage these risks could result in a material adverse effect on our business, financial condition, results of operations and cash flows.
A Cyber-Attack, Security Breach of Customer, Employee, Supplier or Company Information and Data Privacy Risks and Costs of Compliance with New Regulations may have a Material Adverse Effect on our Business, Financial Condition, Results of Operations and Cash Flows.
In the conduct of our business, we rely extensively on computer systems, including third-party systems, to collect, use, transmit, store and report data on information systems and interact with customers, vendors and employees. Increased global IT security threats and more sophisticated and targeted computer crime and increased ransomware attacks pose a risk to the security of our systems and networks and third-party systems and networks with our data (including employee and customer data), and the confidentiality, availability and integrity of our data. Despite our security measures, our IT systems and infrastructure may be vulnerable to computer viruses, cyber-attacks, and/or security breaches caused by employee error, malfeasance or other disruptions, with heightened risks due to geopolitical conflicts. These threats also may be further enhanced in frequency or effectiveness through threat actors’ use of artificial intelligence technologies, which are becoming more widely adopted and increasingly sophisticated. Any such threat could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Furthermore, use of GenAI systems involves processing large volumes of data, some of which may be sensitive, proprietary, or confidential. If our employees, contractors, or third-party partners use GenAI tools in ways that inadvertently expose confidential information, we may face cybersecurity breaches, loss of trade secrets, or violations of foreign, federal, state and local data protection and privacy laws (such as the European Union’s General Data Protection Regulation or the California Consumer Privacy Act). Such incidents could result in reputational harm, regulatory scrutiny, or financial liability. A security breach of our computer systems or third-party systems with our data could interrupt or damage our operations or harm our reputation, or both. In addition, we could be subject to legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties if confidential information relating to customers, suppliers, employees or other parties is misappropriated from our computer system or third-party systems with our data. To date, we have seen no material impact on our business or operations from these threats. However, we cannot ensure that our security efforts will prevent unauthorized access or loss of functionality to our or our third-party providers’ systems. For further discussion pertaining to cybersecurity strategy and related roles and responsibilities, see Part I, Item 1C of this Form 10-KT.
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
Risks Related to Financial Reporting
We Have in the Past Been and in the Future Could be Subject to Changes in our Tax Rates, the Adoption of New U.S. or Foreign Tax Legislation or Exposure to Additional Tax Liabilities.
The multinational nature of our business subjects us to taxation in the United States and numerous foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation (including regulations and other guidance promulgated under the U.S. One Big Beautiful Bill Act).
A number of countries have enacted legislation to implement the Organization for Economic Cooperation and Development’s global minimum tax regime of 15% of reported profits (the “Pillar 2 taxes”). During 2023 and 2024, many countries began to incorporate the Pillar 2 taxes model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact the Pillar 2 taxes slightly different than the model rules and on different timelines and may adjust domestic tax incentives in response to the Pillar 2 taxes. These changes did not have a material impact on our consolidated financial statements for 2025. We continue to evaluate the impacts of proposed and enacted legislation with respect to the global minimum tax regime in the jurisdictions in which we operate.
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
We have a Significant Amount of Goodwill and Long-lived Assets Which, if Impaired in the Future, Would Adversely Impact our Results of Operations.
At September 30, 2025, the carrying value of our goodwill was $1,696.5 million. We may be required to record future impairments of our long-lived assets as we continue to restructure our business. Decisions to sell or close plants could reduce the estimated useful life of an asset group or indicate that the fair value of the asset group is less than the carrying value. We may also experience declines in particular businesses due to competition or other outside forces indicating our long-lived assets are not recoverable. In addition, certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumption and demand, could result in changes to those assumptions and judgments. Any resulting impairments will impact net income in the period in which the triggering event, such as permanent or sustaining reduction in cash flows, occurs and could be significant, which could have an adverse effect on our financial condition and results of operations.
Risks Related to Regulatory and Legal Costs
Changing Climate, Global Climate Change Regulations and Greenhouse Gas Effects may Adversely Affect our Operations and Financial Performance.
There is continuing concern that emissions of greenhouse gases (“GHG”) and other human activities have caused or will cause significant changes in weather patterns and increase the frequency or severity of extreme weather events, including storms, droughts, wildfires and flooding. These types of extreme weather events have adversely impacted and may continue to adversely impact us, our suppliers, our customers and their ability to purchase our products and our ability to timely receive appropriate raw materials to manufacture and transport our products on a timely basis.
We believe it is likely that the scientific and political attention to issues concerning the extent and causes of climate change will continue, with differing and competing legislation regulations, changes in the enforcement priorities of regulators, and standards across the markets where we operate with respect to environmental, social and governance (“ESG”) initiatives that could affect our financial condition, results of operations and cash flows. Foreign, federal, state and local regulatory and legislative bodies have enacted or proposed various legislative and regulatory measures relating to increased transparency and standardization of reporting related to factors that may include climate change, regulating GHG emissions, collection, recycling and reuse of plastic materials, and energy policies, including waste tax, and other governmental charges and mandates. The State of California has enacted legislation that will require large U.S. companies doing business in California to make broad-based climate-related disclosures starting as early as 2026, and other states are also considering new climate change disclosure requirements. In addition, the EU Corporate Sustainability Reporting Directive (“CSRD”) became effective in 2023. CSRD applies to both EU and non-EU in-scope entities and would require them to provide expansive disclosures on various sustainability topics. Reporting obligations will start for fiscal year 2026 with the first publication in fiscal year 2027. The EU Corporate Sustainability Due Diligence Directive (“CS3D”) became effective in July 2024. We are further assessing our obligations under CSRD and CS3D while developing a compliance strategy and beginning to prepare for compliance and expect that compliance could require substantial effort in the future. In addition, Spain has adopted Royal Decree 214/2025, pursuant to which we will be required to disclose GHG emissions annually, have our data verified by an independent third party, and publish a 5-year emissions reduction plan. We will publish our first report under this Spanish regulation by March 31, 2026. We will likely need to be prepared to contend with overlapping, yet distinct, climate-related disclosure requirements in multiple jurisdictions. Compliance with foreign, federal, state and local legislation and regulations concerning climate-related disclosures may result in our Company incurring additional costs and capital expenditures, and the failure to comply with such legislation and regulations could result in fines to our Company, reduce sales with customers who value sustainability from their suppliers, and could adversely affect our business, financial condition, results of operations and cash flows. We could also face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change.
We, along with other companies in many business sectors, including our customers, are considering and implementing ESG and sustainability strategies, specifically ways to reduce GHG emissions. At the same time, such efforts and compliance with ESG-related rules may place strain on our employees, systems, and resources. Within and among different stakeholder groups, including shareholders, customers, government regulators and actors and employees, there are differing views on sustainability and ESG matters, which increases the risk that any action or lack thereof with respect to sustainability or ESG matters will be perceived negatively by at least some stakeholders, could result in reputational harm, litigation, enforcement actions or other adverse consequences which may adversely impact our business, financial condition, results of operations and cash flows. The current sociopolitical landscape has led to rapid and unpredictable shifts in public sentiment, which has resulted in dynamics that increase the risk of reputational damage, boycotts and shifts in consumer behavior, and we may not be able to align our practices with such evolving expectations within the timeframes expected by stakeholders or regulators, or without incurring significant costs to our business and reputation. This could adversely affect our sales and profitability, our ability to attract or retain employees, and our attractiveness as an investment, supplier, or business partner. Our ability to respond effectively, sensitively, and authentically to the expectations of our stakeholders is key to mitigating these risks. In addition, we could experience adverse effects on our reputation, business, and results of operations if we are targeted by those who disagree with our public positions on ESG issues or who inaccurately perceive or mischaracterize our public positions and disclosures on these topics. If we do not successfully manage ESG-related expectations across stakeholders, it could erode stakeholder trust, impact our reputation, and could adversely affect our business, financial condition, results of operations and cash flows.
We may be Unable to Achieve Our Greenhouse Gas Emission Reduction Target by 2030.
In April 2021, we announced a GHG emission reduction target to reduce our absolute Scope 1 and 2 emissions by 28 percent from a 2019 baseline by 2030 as part of our ESG and sustainability strategy. Achievement of this target depends on our execution of operational strategies relating to investments in energy efficient equipment and options to utilize other alternative energy sources. Execution of these strategies and achievements of our 2030 target is subject to risk and uncertainties, many of which are out of our control. These risks and uncertainties include, but are not limited to our ability to execute our strategies and achieve our goals within the currently projected costs and expected timeframes; availability, use and success of on and off-site renewable energy; availability and cost of zero-emissions electric equipment and vehicles; outcome of research efforts and future technology developments such as growing our post-consumer resin product offerings and downgauging our current portfolio; availability of purchasing high quality recycled materials; growing our life cycle services network; the increased cost and availability of power purchase agreements and renewable energy certificates; the long timeline to complete certain sustainability projects; the impact of acquisitions and divestitures; and proposed legislation in the United States that would, if enacted into law, significantly reduce the development and availability of solar and wind renewable energy projects in the United States, which would likely reduce the supply of renewable energy and adversely impact our ability to meet our targets while increasing energy, renewable energy and renewable energy certificate prices. There are no assurances that we will be able to successfully execute our strategies and achieve our 2030 target. Failure to achieve our target could damage our reputation, customer and investor relationships or our access to financing. Further, given certain investors’ focus related to ESG matters, such a failure or other perspectives on such initiatives could cause stockholders to reduce their ownership holdings, all of which, in turn could adversely affect our business, financial condition, results of operations and cash flows and reduce our stock price.
We have made and may continue to make public statements regarding our ESG strategies, goals, initiatives and performance, including climate commitments and sustainability targets such as our 2030 GHG emissions reduction goal. These statements are subject to the disclosure requirements described above under SEC rules, California legislation, the EU Corporate Sustainability Reporting Directive and other regulatory frameworks. If our disclosures, targets or claims are perceived as inaccurate, misleading, or not supported by adequate data or progress, we could be subject to regulatory investigations, enforcement actions, litigation, shareholder claims, or allegations of “greenwashing.” In addition, the overlapping and distinct disclosure requirements across multiple jurisdictions create a heightened risk of inadvertent misstatements or omissions. Any of these outcomes could harm our reputation, increase costs, and negatively affect our business, results of operations and financial condition.
Legislation/Regulation Related to Environmental and Health and Safety Matters Could Negatively Impact our Operations and Financial Performance.
We must comply with extensive and sometimes inconsistent laws, rules and regulations in the United States, Europe and in each of the countries where we conduct business regarding environmental matters, such as air, soil and water quality and waste disposal. We must also comply with extensive laws, rules and regulations regarding safety, health and corporate social responsibility matters. There can be no assurance that compliance with existing and new laws, rules and regulations will not require significant expenditures.
In addition, existing laws, rules and regulations, as well as the interpretation and administration of such laws and regulations by governmental agencies, can be revised or reinterpreted or new laws and regulations could be adopted or become applicable to us that restrict or prohibit the manner in which we conduct our current operations, require additional permits to engage in some or all of our current operations, or increase the cost of some or all our operations. For example, the U.S. EPA previously indicated potential forthcoming changes to the regulatory framework that may impact our reconditioning business requiring a change to our processes and operations going forward. Such changes could adversely affect our business, financial condition, results of operations and cash flows.
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
At the EU-level, many laws and regulations are designed to protect human health and the environment. For example, Directive 2004/35/EC concerns obligations to remedy damages to the environment, which could require us to remediate contamination identified at sites we own or use. Other EU regulations and directives limit pollution from industrial activities, reduce emissions to air, water and soil, protect water resources, reduce waste, promote recycling, reuse or reduction of materials used, achieving a circular economy, protect employee health and safety and regulate the registration, evaluation, authorization and restriction of chemicals. The European Commission published its “Fit for 55” package in July 2021; a collection of legislative proposals and amendments to existing rules aimed at implementing the EU’s target of cutting greenhouse gas emissions by 55% by 2030. In addition to existing green taxes on energy use, EU plastic taxes have been introduced. Specifically, there is heightened focus and in some cases a requirement by customers and regulators to use PCR to manufacture more sustainable packaging. If we are unable to effectively source PCR or innovate our current product offerings to meet this demand, this could negatively affect our business and results of operations. In addition, the EU Packaging & Packaging Waste Regulation is to be implemented over an 18-month period and imposes new requirements in terms of recycled content, recyclability and reuse from 2030 for some of our products. Failure to comply with these and other laws, or a change in the applicable legal framework, for example the increased enforcement of environmental regulations in the U.S., Europe, China and other countries or customer requirements, could affect our business, financial condition, results of operations and cash flows, in addition to those of our customers.
Our operations generate and manage various outputs and waste, including industrial byproducts, chemicals, and energy-related emissions. Regulators in the U.S., the EU and other jurisdictions are increasingly expanding the scope of laws and regulations to require companies to reduce waste across the value chain, transition to circular economy practices, and demonstrate improved lifecycle performance for their products. Compliance may necessitate significant capital investments, process changes, or operational restrictions, and failure to comply could subject us to fines, increase our costs, or lead to loss of business, each of which could adversely affect our business, financial condition, results of operations and cash flows.
Our customers in the food and pharmaceutical industry are subject to increasing laws, rules and regulations relating to safety. As a result, customers may demand that changes be made to our products or facilities, as well as other aspects of our production processes, that may require investment of capital. The failure to comply with these requests could adversely affect our relationships with some customers and result in negative effects on our business, financial condition, results of operations and cash flows.
We source raw materials, components and services from suppliers worldwide, some of whom operate in regions with heightened risks of human rights abuses, including forced labor, child labor, and unsafe working conditions. Key regulatory requirements, such as the CS3D, the German Supply Chain Due Diligence Act, and the U.S. Uyghur Forced Labor Prevention Act, impose obligations on companies to identify, assess and mitigate human rights risks in their supply chains. These requirements overlap with other ESG-related regulatory frameworks discussed above, including the CSRD and emerging state-level disclosure mandates in the U.S. Failure to adequately manage or remediate human rights issues could result in fines, supply disruptions, litigation, reputational harm, or loss of customer contracts. In addition, compliance with these due diligence obligations may require substantial investment in systems, processes, and monitoring, which could increase our costs and affect our financial performance.

Product Liability Claims and Other Legal Proceedings Could Adversely Affect our Operations and Financial Performance.
We produce packaging products and provide services for our customers’ products, including sensitive products such as food ingredients, pharmaceutical ingredients and hazardous substances. Incidents involving these product types can involve risk of recall, contamination, spillage, leakage, fires, and explosions, which can threaten individual health, impact the environment and cause the breakdown or failure of equipment or processes and the performance of facilities below expected levels of capacity. If any of our customers have such incidents involving our products, they may bring product liability claims against us. While we have built extensive operational processes that seek to ensure that the design and manufacture of our products meet rigorous quality standards, there can be no assurance that we or our customers will not experience operational process failures that could result in potential product, safety, regulatory or environmental claims and associated litigation. We are also subject to a variety of legal proceedings and legal compliance risks in our areas of operation around the globe. Any such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management’s attention and resources. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. In the future, we may not be able to maintain insurance at commercially acceptable premium and deductible levels at all. In addition, the levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. If any significant judgment or claim is not fully insured or indemnified against, it could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We recognize the importance of effective cybersecurity risk management to our operations and interests. Our cybersecurity program is designed to protect our employees, our customers and our assets through the effective identification and mitigation of cyber risks. The program, led by the Chief Information Security Officer (“CISO”) under the oversight of the Chief Information and Digital Officer (“CIDO”), encompasses a broad range of preventative, detective and responsive measures relevant to our business needs and designed to reduce our specific risks.
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
As of September 30, 2025, we were not aware of any cybersecurity incidents that have materially impacted, or are reasonably likely to materially impact, our operations or financial condition.
Governance and Oversight
Board Oversight
While our Board has responsibility for oversight of risk management on an enterprise-wide basis, it has delegated certain risk oversight responsibilities to its committees. The Audit Committee of our Board of Directors has responsibility for oversight of our cybersecurity risk management program. Full responsibilities of the Audit Committee are set forth in the publicly available Audit Committee Charter on our website. The Audit Committee receives quarterly cybersecurity updates covering risks, mitigation plans, and cybersecurity incidents. The full Board of Directors is provided with periodic cybersecurity updates from the CIDO or the CISO, or both.
In the event of an urgent cybersecurity incident where full Audit Committee or Board involvement is not practical or timely, the Chairperson of the Board of Directors, the Chairperson of the Audit Committee, and the Chief Executive Officer have been appointed as an incident oversight group.
Management Oversight
The CISO has primary responsibility for the management of ongoing cyber risks under the oversight of the CIDO. The CISO holds a Certified Information Systems Security Professional certification and has nearly 30 years of experience in technology, including over 10 years in software development and enterprise architecture and over 15 years implementing, maturing and leading cybersecurity programs. The CIDO is responsible for global IT strategy and operations and has nearly 30 years of experience leading enterprise technology organizations. The CIDO and CISO, together with others on their teams, are informed about the monitoring, prevention, detection, mitigation and remediation of cybersecurity incidents through their management of and participation in the cybersecurity risk management policies, processes and operations discussed above.
The Company’s management team has designated a Cybersecurity Advisory Council (the “Council”), which consists of members of management, including the CISO and a cross-section of Company leaders. The Council ensures strong alignment within the Company with the objectives of the cyber program, providing input on policy and risk decisions. The Council receives periodic briefings on security status, incidents, and mitigation plans.

ITEM 2. PROPERTIES
In the U.S., we have 99 principal manufacturing locations in 31 states. Additionally, we have 76 principal manufacturing locations in 21 other countries. Globally, 92 principal manufacturing locations are owned while 83 are leased. A principal manufacturing location means a manufacturing facility located in a country with net sales in excess of 0.5 percent of the Company’s consolidated net sales.
Many of the domestic and international principal manufacturing locations manufacture multiple products across different business segments. Customized Polymer Solutions products are manufactured at 68 principal manufacturing locations; Durable Metal Solutions products are manufactured at 55 principal manufacturing locations; Sustainable Fiber Solutions products are manufactured at 66 principal manufacturing locations; and Integrated Solutions products are manufactured at 31 principal manufacturing locations. We own our global headquarters in Delaware, Ohio, U.S.A.

We believe that our operating locations are in satisfactory condition and adequate to meet our present needs. However, we continue to assess the need for expansion, improvement and consolidation of our properties to support our Build to Last strategy.
ITEM 3. LEGAL PROCEEDINGS
We are not a party to any pending legal proceedings that are material to our business or financial condition.
From time to time, we have been a party to legal proceedings arising at the country, state or local level involving environmental sites to which we have shipped, directly or indirectly, small amounts of toxic waste, such as paint solvents. As of the filing date of this Form 10-KT, we have been classified only as a “de minimis” participant in such proceedings. We are not a party to any legal proceedings involving a governmental authority and arising under any federal, state or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment and involving potential monetary sanctions in excess of $300,000, other than as described below.
On February 7, 2023, TPG Plastics (“TPG”), a subsidiary of Ipackchem Group SAS, which we acquired on March 26, 2024, received a letter from the United States Environmental Protection Agency (“U.S. EPA”) informing TPG that the U.S. EPA had determined through testing that certain portable fuel containers (“PFCs”) that were sold between 2018 and 2022 had failed emission testing. TPG also received a letter from The California Air Resources Board (“CARB”), dated November 7, 2023, informing TPG that compliance testing performed by CARB revealed that certain PFCs sold in 2018 to 2022 were noncompliant with California’s PFC performance standards. TPG had already discontinued the manufacture of PFCs that were the subject of the U.S. EPA in and CARB letters before the end of 2022.
We have cooperated with the governmental agencies in these investigations and proceedings. As of the filing date of this Form 10-KT, we expect to pay a penalty of $525,000 to CARB. No other citations have been issued or other fines assessed with respect to any of these proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of our Class A and Class B Common Stock are listed on the New York Stock Exchange under the symbols GEF and GEF.B, respectively.
As of November 14, 2025, there were 275 stockholders of record of the Class A Common Stock and 47 stockholders of record of the Class B Common Stock.
Our Board of Directors has authorized the repurchase of Class A Common Stock or Class B Common Stock or any combination of the foregoing, and there remains 2,504,836 shares that may be repurchased under this authorization. On November 11, 2025, we entered into agreements to execute an open market repurchase plan for approximately $150.0 million utilizing this available authorization beginning in the first quarter of fiscal 2026.

On February 26, 2025, we issued 24,012 unregistered shares of our Class A Common Stock to the nine outside directors elected at our 2025 Annual Meeting of Stockholders held on such date (the “2025 Annual Meeting”). These unregistered shares were awarded as part of the annual retainer to these outside directors under the terms of our Amended and Restated Outside Directors Equity Award Plan, which provides annual equity awards to outside directors and which was approved by our stockholders at the 2025 Annual Meeting. The total dollar value of these unregistered shares was $1,439,519, which was equal to the last reported sale price of a share of Class A Common Stock on the NYSE on the last trading day immediately preceding the date of the 2025 Annual Meeting multiplied by 24,012. These unregistered shares were fully vested at the date of award but are subject to restrictions on transfer until the earlier of three years from the date of the award or the applicable outside director’s termination from the Board of Directors due to such director’s retirement, death or other reason. These nine outside directors are “accredited investors” as defined in Rule 501(a)(4) of Regulation D promulgated under the Securities Exchange Act of 1933, as amended (the “Securities Act”), as directors of the issuer of such securities. The issuance of these unregistered shares of Class A Common Stock was exempt from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act.
We pay quarterly dividends of varying amounts computed on the basis described in Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-KT. The annual dividends declared for the last two years are as follows:
2025 Dividends per Share – Class A $2.18; Class B $3.26
2024 Dividends per Share – Class A $2.10; Class B $3.14
The terms of our current secured credit facilities and United States accounts receivable credit facility limit our ability to make restricted payments, which include dividends and purchases, redemptions and acquisitions of our equity interests. The payment of dividends and other restricted payments are subject to the condition that certain defaults do not exist under the terms of our current secured credit facilities and United States accounts receivable credit facility and, in the event that certain defaults exist, are limited in amount by a formula based, in part, on our consolidated net income. See “Liquidity and Capital Resources – Borrowing Arrangements” in Item 7 of this Form 10-KT.

Performance Graph
The following graph compares the performance of shares of our Class A and B Common Stock to that of the Standard and Poor’s 500 (“S&P 500”) Index and the Dow Jones United States Containers and Packaging Index (“DJUSCP”) assuming $100 invested on October 31, 2020 and reinvestment of dividends for each subsequent year. The graph does not purport to represent our value.

$250
$200
$150
$100
$50
$0
Indexed Prices
10/31/20
10/31/21
10/31/22
10/31/23
10/31/24
09/30/25
S&P 500 Index
DJUSCP
Greif Cl A
Greif Cl B

ITEM 6. [RESERVED]
None.

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
Historical revenues and earnings may or may not be representative of future operating results due to various economic and other factors. See “Risk Factors” in Item 1A of this Form 10-KT.
The non-GAAP financial measure of Adjusted EBITDA is used throughout the following discussion of our results of operations, both for our consolidated and segment results. For our consolidated results, Adjusted EBITDA is defined as net income, plus interest expense, net, plus debt extinguishment charges, plus other (income) expense, net, plus income tax expense, plus depreciation, depletion and amortization, plus acquisition and integration related costs, plus restructuring and other charges, plus non-cash asset impairment charges, plus (gain) loss on disposal of properties, plants and equipment, net, plus (gain) loss on disposal of businesses, net, plus other costs.
Since we do not calculate net income by reportable segment, Adjusted EBITDA by reportable segment is reconciled to operating profit by reportable segment. In that case, Adjusted EBITDA is defined as operating profit by reportable segment less non-cash pension settlement (income) charges, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization expense, plus acquisition and integration related costs, plus restructuring and other charges, plus non-cash asset impairment charges, plus (gain) loss on disposal of properties, plants and equipment, net, plus (gain) loss on disposal of businesses, net, plus non-cash pension settlement (income) charges, plus other costs, for that reportable segment.
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
Change in Fiscal Year
Through October 31, 2024, our fiscal years began on November 1 and ended on October 31 of the following year. Any references in this Form 10-KT to fiscal 2024 or any prior fiscal years, or to any quarter of those fiscal years, relates to the fiscal year or quarter, as the case may be, ended in that year, unless otherwise stated.
We changed our fiscal year end to September 30, effective for the 2025 fiscal year. Our 2025 fiscal year began on November 1, 2024 and ended on September 30, 2025, and accordingly, consisted of eleven months (“fiscal 2025”). Our fourth fiscal quarter of 2025 was a two-month period ended September 30, 2025. Thereafter, our fiscal year will begin on October 1 and end on September 30 of the following year.
In Item 7 of this Form 10-KT, when financial results for fiscal 2025 are compared to financial results for fiscal 2024, the results for the 11-month transition period are compared to the results of the comparable 11-month recast period from fiscal 2024. When financial results for fiscal 2024 are compared to financial results for fiscal 2023, the results are presented based on our previous fiscal year-end on a 12-month basis.

Change in Reportable Segments
Beginning November 1, 2024, we implemented changes to our reporting structure, moving to a material solution-based structure. We realigned our organizational structure to operate in four reportable business segments: Customized Polymer Solutions; Durable Metal Solutions; Sustainable Fiber Solutions; and Integrated Solutions.
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
In the Sustainable Fiber Solutions reportable segment, we produce and sell fiber-based packaging products, including fibre drums, uncoated recycled board, coated recycled board, tubes and cores and specialty partitions made from uncoated recycled board and coated recycled board. Our fiber-based packaging products are sold in North America in industries such as packaging, automotive, construction, food and beverage and building products. In addition, this reportable segment included the Soterra Business through the end of fiscal 2025.
In the Integrated Solutions reportable segment, we produce and sell complimentary packaging products, such as paints, linings and closure systems for industrial packaging products and related services. In addition, this reportable segment is involved in the purchase and sale of recycled fiber and the production and sale of adhesives used in our paperboard products, which will be reported under the Sustainable Fiber Solutions reportable segment beginning in fiscal 2026. These products and services are used internally by us and are also sold to external customers.
Divestitures and Discontinued Operations
On June 30, 2025, we entered into a definitive agreement to sell our containerboard business, including our CorrChoice sheet feeder system (the “Containerboard Business”), and the equity interests in our subsidiaries that directly owned the Containerboard Business on the date of closing, for a purchase price of $1,804.7 million. The transaction was completed effective as of August 31, 2025 (the “Containerboard Divestiture”). The Containerboard Business was previously reported under the Sustainable Fiber Solutions segment. The Containerboard Divestiture qualifies as discontinued operations because it represents a strategic shift that will have a major impact on our operations and financial results. As a result, the Containerboard Business was presented as discontinued operations beginning in the third quarter of 2025. Our allocation of corporate expenses was updated to reflect how management measures performance and allocates resources with the Containerboard Business being excluded from continuing operations. We have recast data from prior periods to reflect this change to conform to the current year presentation. Unless otherwise noted, the discussion below relates only to our continuing operations.
On August 5, 2025, we entered into a definitive agreement to sell our Soterra land management business, including approximately 173,000 acres of timberland (the “Soterra Business”), for a purchase price of approximately $462.0 million, subject to certain adjustments. Subsequent to year end, the transaction closed on October 1, 2025. The Soterra Business was reported under the Sustainable Fiber Solutions segment through the end of fiscal 2025. The Soterra Business divestiture does not qualify as discontinued operations.

Tabular Financial Results
The following table sets forth the net sales, operating profit and Adjusted EBITDA for each of our reportable segments for 2025, 2024 and 2023:

	11 Months Ended		12 Months Ended
	September 30,	September 30,	October 31,	October 31,
Year Ended (in millions)	2025	2024	2024	2023
Net sales:
Customized Polymer Solutions	$1,169.6	$1,027.3	$1,135.1	$917.1
Durable Metal Solutions	1,368.2	1,467.8	1,602.1	1,631.7
Sustainable Fiber Solutions	1,096.9	1,132.4	1,242.3	1,307.9
Integrated Solutions	298.4	345.3	375.4	318.6
Total net sales	$3,933.1	$3,972.8	$4,354.9	$4,175.3
Operating profit:
Customized Polymer Solutions	$26.9	$36.0	$39.1	$96.2
Durable Metal Solutions	108.0	120.7	134.9	143.1
Sustainable Fiber Solutions	27.0	80.3	87.5	166.1
Integrated Solutions	5.7	76.1	76.3	21.4
Total operating profit	$167.6	$313.1	$337.8	$426.8
Adjusted EBITDA:
Customized Polymer Solutions	$141.1	$125.5	$138.9	$148.9
Durable Metal Solutions	150.5	151.1	165.8	172.0
Sustainable Fiber Solutions	196.1	176.3	194.0	262.6
Integrated Solutions	23.6	43.0	45.0	38.4
Total Adjusted EBITDA	$511.3	$495.9	$543.7	$621.9

The following table sets forth Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for 2025, 2024 and 2023:

	11 Months Ended		12 Months Ended
	September 30,	September 30,	October 31,	October 31,
Year Ended (in millions)	2025	2024	2024	2023
Net income	$38.2	$246.2	$262.6	$300.5
Plus: interest expense, net	56.1	40.7	46.0	15.7
Plus: non-cash pension settlement charges	—	—	—	3.5
Plus: other expense, net	7.8	9.9	10.1	11.2
Plus: income tax expense	64.8	18.9	22.2	98.1
Plus: equity earnings of unconsolidated affiliates, net of tax	0.7	(2.6)	(3.1)	(2.2)
Operating profit	167.6	313.1	337.8	426.8
Less: non-cash pension settlement charges	—	—	—	3.5
Less: equity earnings of unconsolidated affiliates, net of tax	0.7	(2.6)	(3.1)	(2.2)
Plus: depreciation, depletion and amortization expense	212.7	207.6	227.7	198.0
Plus: acquisition and integration related costs	7.1	17.4	18.5	19.0
Plus: restructuring and other charges	62.6	2.7	5.4	18.7
Plus: non-cash asset impairment charges	37.9	2.3	2.6	20.3
Plus: gain on disposal of properties, plants and equipment, net	(7.5)	(7.1)	(9.1)	(2.5)
Plus: loss (gain) on disposal of businesses, net	1.9	(46.1)	(46.0)	(64.0)
Plus: non-cash pension settlement charges	—	—	—	3.5
Plus: other costs*	29.7	3.4	3.7	3.4
Adjusted EBITDA	$511.3	$495.9	$543.7	$621.9
*includes fiscal year-end change costs, share-based compensation impact of disposals of businesses and one-time charitable contributions related to Containerboard Divestment

The following table sets forth Adjusted EBITDA for each of our reportable segments, reconciled to the operating profit for each reportable segment, for 2025, 2024 and 2023:

	Eleven Months Ended September 30, 2025
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Integrated Solutions	Consolidated
Operating profit	$26.9	$108.0	$27.0	$5.7	$167.6
Less: equity earnings of unconsolidated affiliates, net of tax	—	—	—	0.7	0.7
Plus: depreciation, depletion and amortization expense	86.3	25.6	91.8	9.0	212.7
Plus: acquisition and integration related costs	7.1	—	—	—	7.1
Plus: restructuring and other charges	9.6	12.5	36.4	4.1	62.6
Plus: non-cash asset impairment charges	3.1	2.3	31.8	0.7	37.9
Plus: (gain) loss on disposal of properties, plants and equipment, net	(0.2)	(7.6)	0.3	—	(7.5)
Plus: loss on disposal of businesses, net	—	—	0.5	1.4	1.9
Plus: other costs*	8.3	9.7	8.3	3.4	29.7
Adjusted EBITDA	$141.1	$150.5	$196.1	$23.6	$511.3

	Eleven Months Ended September 30, 2024
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Integrated Solutions	Consolidated
Operating profit	$36.0	$120.7	$80.3	$76.1	$313.1
Less: equity earnings of unconsolidated affiliates, net of tax	—	—	—	(2.6)	(2.6)
Plus: depreciation, depletion and amortization expense	71.6	26.6	97.7	11.7	207.6
Plus: acquisition and integration related costs	16.1	—	1.3	—	17.4
Plus: restructuring and other charges	1.4	2.4	(1.9)	0.8	2.7
Plus: non-cash asset impairment charges	—	0.4	1.7	0.2	2.3
Plus: gain on disposal of properties, plants and equipment, net	(0.4)	(0.1)	(3.9)	(2.7)	(7.1)
Plus: gain on disposal of businesses, net	—	—	—	(46.1)	(46.1)
Plus: other costs*	0.8	1.1	1.1	0.4	3.4
Adjusted EBITDA	$125.5	$151.1	$176.3	$43.0	$495.9
*includes fiscal year-end change costs, share-based compensation impact of disposals of businesses and one-time charitable contributions related to Containerboard Divestment

	Twelve Months Ended October 31, 2024
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Integrated Solutions	Consolidated
Operating profit	$39.1	$134.9	$87.5	$76.3	$337.8
Less: equity earnings of unconsolidated affiliates, net of tax	—	—	—	(3.1)	(3.1)
Plus: depreciation, depletion and amortization expense	79.3	29.1	106.6	12.7	227.7
Plus: acquisition and integration related costs	17.2	—	1.3	—	18.5
Plus: restructuring and other charges	2.3	3.0	(0.8)	0.9	5.4
Plus: non-cash asset impairment charges	0.3	0.4	1.7	0.2	2.6
Plus: gain on disposal of properties, plants and equipment, net	(0.2)	(2.8)	(3.4)	(2.7)	(9.1)
Plus: gain on disposal of businesses, net	—	—	—	(46.0)	(46.0)
Plus: other costs*	0.9	1.2	1.1	0.5	3.7
Adjusted EBITDA	$138.9	$165.8	$194.0	$45.0	$543.7

	Twelve Months Ended October 31, 2023
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Integrated Solutions	Consolidated
Operating profit	$96.2	$143.1	$166.1	$21.4	$426.8
Less: non-cash pension settlement charges	3.5	—	—	—	3.5
Less: equity earnings of unconsolidated affiliates, net of tax	(0.9)	—	—	(1.3)	(2.2)
Plus: depreciation, depletion and amortization expense	47.4	28.7	109.4	12.5	198.0
Plus: acquisition and integration related costs	10.8	—	8.2	—	19.0
Plus: restructuring and other charges	2.1	1.7	12.5	2.4	18.7
Plus: non-cash asset impairment charges	0.1	1.8	17.7	0.7	20.3
Plus: loss (gain) on disposal of properties, plants and equipment, net	0.2	(4.5)	2.1	(0.3)	(2.5)
Plus: gain on disposal of businesses, net	(9.4)	—	(54.6)	—	(64.0)
Plus: other costs*	0.6	1.2	1.2	0.4	3.4
Adjusted EBITDA	$148.9	$172.0	$262.6	$38.4	$621.9
*includes fiscal year-end change costs, share-based compensation impact of disposals of businesses and one-time charitable contributions related to Containerboard Divestment

Year 2025 (11 months ended September 30, 2025) Compared to Year 2024 (11 months ended September 30, 2024)
Net Sales
Net sales were $3,933.1 million for 2025 compared with $3,972.8 million for 2024. The $39.7 million decrease was primarily due to $86.9 million attributable to lower volume, the $40.8 million impact from the divestiture of Delta Petroleum Company, Inc. (the “Delta Divestiture”) during the third quarter of 2024 and lower average selling prices, partially offset by $97.2 million contributions from recent acquisitions. See “Segment Review” below for additional information on net sales by reportable segment.
Gross Profit
Gross profit was $871.5 million for 2025 compared with $817.8 million for 2024. The $53.7 million increase was primarily due to lower raw material, transportation and manufacturing costs, partially offset by the same factors that impacted net sales. See “Segment Review” below for additional information on gross profit by reportable segment. Gross profit margin was 22.2 percent for 2025 compared with 20.6 percent for 2024.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $601.9 million for 2025 compared with $535.5 million for 2024. The $66.4 million increase was primarily due to higher compensation expenses, one-time charges related to the Containerboard Divestment and higher amortization costs related to recent acquisitions. SG&A expenses were 15.3 percent of net sales for 2025 compared with 13.5 percent of net sales for 2024.
Financial Measures
Operating profit was $167.6 million for 2025 compared with $313.1 million for 2024. Net income from continuing operations was $38.2 million for 2025 compared with $246.2 million for 2024, primarily due to higher restructuring and other charges, higher non-cash asset impairment charges and higher income tax expense. Adjusted EBITDA was $511.3 million for 2025 compared with $495.9 million for 2024. The reasons for changes in operating profit and Adjusted EBITDA for each reportable segment are described below in “Segment Review.”
Trends
We anticipate that the multi-year period of industrial contraction will continue into the 2026 fiscal year, and we have not identified any compelling demand inflection on the horizon, though we are seeing regional and localized improvements. Prices for key raw materials and logistics inputs are expected to remain generally stable, subject to geopolitical and regional volatility. We continue to monitor evolving global sustainability and regulatory developments, which may modestly increase costs but also support demand for circular and recycled packaging solutions that we produce and sell.
Segment Review
Key factors influencing profitability for our segments include:
•Selling prices, product mix, customer demand, and sales volumes;
•Raw material costs, primarily steel, resin, old corrugated containers and used industrial packaging for reconditioning;
•Energy and transportation costs;
•Benefits from executing the Greif Business System 2.0;
•Restructuring charges;
•Acquisition and integration of businesses and facilities;
•Divestiture of businesses and facilities; and
•Impact of foreign currency translation.
As a result of the Containerboard Divestiture, the Containerboard Business, which was previously reported under the Sustainable Fiber Solutions segment, is presented as discontinued operations. Our allocation of corporate expenses to each continued reportable segment was updated to reflect how management measures performance and allocates resources with the Containerboard Business being excluded from continuing operations.

Customized Polymer Solutions
Net sales were $1,169.6 million for 2025 compared with $1,027.3 million for 2024. The $142.3 million increase was primarily due to $97.2 million of contributions from recent acquisitions, $21.1 million from higher average selling prices, $19.2 million attributable to higher volumes and positive foreign currency translation impacts.
Gross profit was $253.7 million for 2025 compared with $200.1 million for 2024. The $53.6 million increase was primarily due to the same factors that impacted net sales, partially offset by higher raw material, transportation and manufacturing costs. Gross profit margin was 21.7 percent for 2025 compared with 19.5 percent for 2024.
Operating profit was $26.9 million for 2025 compared with $36.0 million for 2024. The $9.1 million decrease was primarily due to higher SG&A expenses related to higher compensation expenses and amortization expenses from recent acquisitions, partially offset by the same factors that impacted gross profit. Adjusted EBITDA was $141.1 million for 2025 compared with $125.5 million for 2024. The $15.6 million increase was primarily due to the same factors that impacted gross profit, partially offset by higher SG&A expenses related to higher compensation expenses.
Durable Metal Solutions
Net sales were $1,368.2 million for 2025 compared with $1,467.8 million for 2024. The $99.6 million decrease was primarily due to $70.7 million attributable to lower volumes, $26.1 million from lower average selling prices and negative foreign currency translation impacts.
Gross profit was $282.5 million for 2025 compared with $290.5 million for 2024. The $8.0 million decrease was primarily due to the same factors that impacted net sales, partially offset by lower raw material costs. Gross profit margin was 20.6 percent for 2025 compared with 19.8 percent for 2024.
Operating profit was $108.0 million for 2025 compared with $120.7 million for 2024. The $12.7 million decrease was primarily due to the same factors that impacted gross profit. Adjusted EBITDA was $150.5 million for 2025 compared with $151.1 million for 2024. The $0.6 million decrease was primarily due to the same factors that impacted gross profit, partially offset by lower incentive costs.
Sustainable Fiber Solutions
Net sales were $1,096.9 million for 2025 compared with $1,132.4 million for 2024. The $35.5 million decrease was primarily due to $53.9 million attributable to lower volumes, partially offset by $19.7 million from higher published boxboard prices.
Gross profit was $250.0 million for 2025 compared with $225.4 million for 2024. The $24.6 million increase was primarily due to lower raw material and manufacturing costs, partially offset by the same factors that impacted net sales. Gross profit margin was 22.8 percent for 2025 compared with 19.9 percent for 2024.
Operating profit was $27.0 million for 2025 compared with $80.3 million for 2024. The $53.3 million decrease was primarily due to higher SG&A expenses related to higher compensation expenses, higher restructuring and other charges and higher impairment charges, partially offset by the same factors that impacted gross profit. Adjusted EBITDA was $196.1 million for 2025 compared with $176.3 million for 2024. The $19.8 million increase was primarily due to the same factors that impacted gross profit, partially offset by higher SG&A expenses related to higher compensation expenses.
Integrated Solutions
Net sales were $298.4 million for 2025 compared with $345.3 million for 2024. The $46.9 million decrease was primarily due to a $40.8 million impact from the Delta Divestiture and lower average selling prices, partially offset by higher volumes.
Gross profit was $85.3 million for 2025 compared with $101.8 million for 2024. The $16.5 million decrease was primarily due to the Delta Divestiture. Gross profit margin was 28.6 percent for 2025 compared with 29.5 percent for 2024.
Operating profit was $5.7 million for 2025 compared with $76.1 million for 2024. The $70.4 million decrease was primarily due to $46.1 million gain from the Delta Divestiture during the third quarter of 2024 and the same factors that impacted gross profit. Adjusted EBITDA was $23.6 million for 2025 compared with $43.0 million for 2024. The $19.4 million decrease was primarily due to the same factors that impacted gross profit.

Income Tax Expense
We operated in over 35 countries during our fiscal year 2025. Our operations outside the United States are subject to additional risks that may not exist, or be as significant, within the United States. Operating globally requires us to navigate diverse and evolving tax systems.
A number of countries have enacted legislation to implement the Organization for Economic Co-operation and Development’s global minimum tax of 15% of reported profits (the “Pillar 2 taxes”). During 2023 and 2024, many countries began to incorporate the Pillar 2 taxes model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact the Pillar 2 taxes slightly different than the model rules and on different timelines and may adjust domestic tax incentives in response to the Pillar 2 taxes. These changes did not have a material impact on our consolidated financial statements for 2025. We continue to evaluate the impacts of proposed and enacted legislation with respect to the global minimum tax regime in the jurisdictions in which we operate.
On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (“OBBBA”), was enacted into law. The OBBBA permanently extends several major provisions of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing, enhanced business interest deductibility, and modifications to the international tax framework. We have evaluated the impact of the OBBBA and determined that it does not have a material impact on our consolidated financial statements for 2025. Most provisions of the OBBBA, except for bonus depreciation, will not affect us until the 2026 fiscal year.
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
Income tax expense for 2025 was $64.8 million on $103.7 million of pretax income and for 2024 was $18.9 million on $262.5 million of pretax income. The $45.9 million increase in income tax expense for 2025 was primarily attributable to non-recurring items affecting pre-tax income, significant permanent items, withholding taxes, uncertain tax positions, and valuation allowance adjustments. The income tax expense for 2024 was favorably impacted by the recognition of a deferred tax asset from the onshoring of certain intangible property.
We evaluate potential income tax liabilities related to uncertain tax positions in both United States and international jurisdictions, in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes.” Estimating these liabilities involves significant judgment due to the complexity of tax laws and uncertainties in their application. We periodically reassess both new and existing reserves based on evolving facts and circumstances, including the expiration of statutes of limitation. During 2025, new uncertain tax position liabilities were partially offset by statute of limitation lapses, resulting in a net increase in our uncertain tax position liability. The net 2025 activity in uncertain tax positions provided a $10.3 million increase in tax expense over the prior year.
The ultimate resolution of uncertain tax positions may differ materially from our current estimates. If actual outcomes vary from our ASC 740 estimates, the resulting adjustments could materially affect our financial condition and results of operations. While the timing and outcome of specific tax matters remain uncertain, we believe our tax accounts for uncertain tax positions are appropriately stated.
See Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-KT for further information.
Year 2024 (12 months ended October 31, 2024) Compared to Year 2023 (12 months ended October 31, 2023)
Net Sales
Net sales were $4,354.9 million for 2024 compared with $4,175.3 million for 2023. The $179.6 million increase was primarily due to contributions from acquisitions of $261.6 million, partially offset by negative foreign currency translation impacts of

$46.1 million and $30.5 million impact from divestitures. See “Segment Review” below for additional information on net sales by reportable segment.
Gross Profit
Gross profit was $899.1 million for 2024 compared with $928.6 million for 2023. The $29.5 million decrease was primarily due to higher raw material costs and higher costs for transportation and manufacturing, partially offset by the same factors that impacted net sales. See “Segment Review” below for additional information on gross profit by reportable segment. Gross profit margin was 20.6 percent for 2024 compared with 22.2 percent for 2023, with the decrease primarily attributed to higher raw material input costs in the Sustainable Fiber Solutions segment caused by higher published index purchase prices.
SG&A
SG&A expenses were $589.9 million for 2024 compared with $510.3 million for 2023. The $79.6 million increase was primarily due to acquisitions, including amortization costs, compensation expenses and costs incurred for strategic investments. SG&A expenses were 13.5 percent of net sales for 2024 compared with 12.2 percent of net sales for 2023.
Financial Measures
Operating profit was $337.8 million for 2024 compared with $426.8 million for 2023. Net income from continuring operations was $262.6 million for 2024 compared with $300.5 million for 2023. Adjusted EBITDA was $543.7 million for 2024 compared with $621.9 million for 2023. The reasons for changes in operating profit and Adjusted EBITDA for each reportable segment are described below in “Segment Review.”
Segment Review
Key factors influencing profitability for our segments include:
•Selling prices, product mix, customer demand, and sales volumes;
•Raw material costs, primarily steel, resin, old corrugated containers and used industrial packaging for reconditioning;
•Energy and transportation costs;
•Benefits from executing the Greif Business System 2.0;
•Restructuring charges;
•Acquisition and integration of businesses and facilities;
•Divestiture of businesses and facilities; and
•Impact of foreign currency translation.
As a result of the Containerboard Divestiture, the Containerboard Business, which was previously reported under the Sustainable Fiber Solutions segment, is presented as discontinued operations. Our allocation of corporate expenses to each continued reportable segment was updated to reflect how management measures performance and allocates resources with the Containerboard Business being excluded from continuing operations.
Customized Polymer Solutions
Net sales were $1,135.1 million for 2024 compared with $917.1 million for 2023. The $218.0 million increase was primarily due to contributions from acquisitions of $213.7 million.
Gross profit was $222.7 million for 2024 compared with $210.8 million for 2023. The $11.9 million increase was primarily due to the same factor that impacted net sales. Gross profit margin was 19.6 percent for 2024 compared with 23.0 percent for 2023. The decrease in gross profit margin was primarily due to higher raw material input costs.
Operating profit was $39.1 million for 2024 compared with $96.2 million for 2023. The $57.1 million decrease was primarily due to higher SG&A expenses related to acquisitions, partially offset by the same factors that impacted gross profit. Adjusted EBITDA was $138.9 million for 2024 compared with $148.9 million for 2023. The $10.0 million decrease was primarily due to higher SG&A expenses related to acquisitions, excluding impacts from depreciation and amortization, partially offset by the same factors impacted gross profit.

Durable Metal Solutions
Net sales were $1,602.1 million for 2024 compared with $1,631.7 million for 2023. The $29.6 million decrease was primarily due to $35.8 million of negative foreign currency translation impacts, partially offset by $8.1 million attributable to higher volumes.
Gross profit was $319.2 million for 2024 compared with $308.6 million for 2023. The $10.6 million increase was primarily due to lower raw material costs, partially offset by the same factors that impacted net sales. Gross profit margin was 19.9 percent for 2024 compared with 18.9 percent for 2023.
Operating profit was $134.9 million for 2024 compared with $143.1 million for 2023. The $8.2 million decrease was primarily due to higher SG&A expenses related to higher compensation expenses, partially offset by the same factors that impacted gross profit. Adjusted EBITDA was $165.8 million for 2024 compared with $172.0 million for 2023. The $6.2 million decrease was primarily due to the same factors that impacted operating profit.
Sustainable Fiber Solutions
Net sales were $1,242.3 million for 2024 compared with $1,307.9 million for 2023. The $65.6 million decrease was primarily due to $61.8 million attributable to lower volumes and some offsetting impacts between contributions from acquisitions and lower average selling prices as a result of lower published boxboard prices.
Gross profit was $248.0 million for 2024 compared with $319.5 million for 2023. The $71.5 million decrease was primarily due to higher raw material costs, transportation and manufacturing costs, partially offset by the same factors that impacted net sales. Gross profit margin was 20.0 percent for 2024 compared with 24.4 percent for 2023. The decrease in gross profit margin was primarily due to higher raw material input costs caused by higher published index purchase prices.
Operating profit was $87.5 million for 2024 compared with $166.1 million for 2023. The $78.6 million decrease was primarily due to the same factors that impacted gross profit and a $54.6 million gain from the divestiture of Tama Paperboard, LLC in the Sustainable Fiber Solutions segment (the “Tama Divestiture”) during the first quarter of 2023, partially offset by lower impairment, restructuring and other charges. Adjusted EBITDA was $194.0 million for 2024 compared with $262.6 million for 2023. The $68.6 million decrease was primarily due to the same factors that impacted gross profit.
Integrated Solutions
Net sales were $375.4 million for 2024 compared with $318.6 million for 2023. The $56.8 million increase was primarily due to $38.5 million attributable to higher volumes and $9.1 million from higher average selling prices.
Gross profit was $109.2 million for 2024 compared with $89.7 million for 2023. The $19.5 million increase was primarily due to the same factors that impacted net sales, partially offset by higher raw material costs. Gross profit margin was 29.1 percent for 2024 compared with 28.2 percent for 2023.
Operating profit was $76.3 million for 2024 compared with $21.4 million for 2023. The $54.9 million increase was primarily due to $46.1 million gain from the Delta Divestiture during the third quarter of 2024 and the same factors that impacted gross profit, partially offset by higher SG&A expenses related to higher compensation expenses. Adjusted EBITDA was $45.0 million for 2024 compared with $38.4 million for 2023. The $6.6 million increase was primarily due to the same factors that impacted gross profit, partially offset by higher SG&A expenses related to higher compensation expenses.
Income Tax Expense
Income tax expense for 2024 was $22.2 million on $281.7 million of pretax income and for 2023 was $98.1 million on $396.4 million of pretax income. The $75.9 million decrease in income tax expense for 2024 was primarily attributable to a decrease in pre-tax earnings in 2024 and the recognition of a deferred tax asset related to the onshoring of certain intangible property.
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
The cash flows related to the Containerboard Business have not been segregated and are included in our consolidated statements of cash flows. The absence of the cash flows from the Containerboard Business in future periods is not expected to materially impact our liquidity or capital resources.
As disclosed above, we completed the sales of our Containerboard Business effective as of August 31, 2025 for $1,804.7 million and our Soterra Business effective as of October 1, 2025 for approximately $462.0 million, subject to certain adjustments. The net cash proceeds from these sale transactions were used for debt repayment.
Cash Flow

	September 30,	September 30,
11 Months Ended (in millions)	2025	2024
Net cash provided by operating activities	$58.6	$300.6
Net cash provided by (used in) investing activities	1,683.2	(648.1)
Net cash (used in) provided by financing activities	(1,727.5)	372.8
Effects of exchange rates on cash	44.7	10.2
Net increase in cash and cash equivalents	59.0	35.5
Cash and cash equivalents at beginning of year	197.7	180.9
Cash and cash equivalents at end of year	$256.7	$216.4
Operating Activities
During the eleven months ended September 30, 2025 and 2024, cash provided by (used in) change in accounts receivable was $1.9 million and $(63.4) million, respectively. The favorable change in accounts receivable levels was primarily due to increased collections and lower net sales.
During the eleven months ended September 30, 2025 and 2024, cash (used in) provided by change in inventories was $(10.5) million and $(45.3) million, respectively. The favorable change in inventories was primarily due to decreased raw material prices.
During the eleven months ended September 30, 2025 and 2024, cash (used in) provided by change in accounts payable was $(43.0) million and $34.3 million, respectively. The unfavorable change in accounts payable levels was primarily due to timing of payments and decreased raw material prices.
Investing Activities
During the eleven months ended September 30, 2025 and 2024, we invested $143.8 million and $176.0 million, respectively, of cash in capital expenditures, of which $50.0 million and $45.4 million, respectively, relates to cash in capital expenditures from the Containerboard Business.
During the eleven months ended September 30, 2025, we received $22.5 million proceeds from a cash settlement of certain cross-currency swap contracts, of which $11.5 million related to cross-currency swap contracts designated as net investment hedges and $11.0 million related to cross-currency swap contracts designated as cash flow hedges.
During the eleven months ended September 30, 2024, we paid $567.6 million for the purchases of businesses, net of cash acquired, primarily for the acquisition of Ipackchem Group SAS (“Ipackchem”) on March 26, 2024 (“Ipackchem Acquisition”).
During the eleven months ended September 30, 2025, we received $1,780.4 million of cash from sale of businesses, primarily from the Containerboard Divestiture. During the eleven months ended September 30, 2024, we received $89.0 million of cash from sale of businesses, primarily from the Delta Divestiture.
Financing Activities
We paid cash dividends to our stockholders in the amount of $101.1 million and $96.9 million for the eleven months ended September 30, 2025 and 2024, respectively. We paid dividends to non-controlling interests in the amount of $22.7 million and

$15.9 million for the eleven months ended September 30, 2025 and 2024, respectively, with the increase primarily coming from recent acquisitions.
During the eleven months ended September 30, 2025 and 2024, we (paid down) borrowed $(1,551.2) million and $503.5 million of debt, net of payments, respectively. The 2025 repayment was primarily from proceeds from the Containerboard Divestiture. The 2024 borrowing was primarily for the Ipackchem Acquisition.
Financial Obligations
Long-Term Debt
Long-term debt is summarized as follows:

(in millions)	September 30, 2025	October 31, 2024
2022 Credit Agreement - Term Loans	$784.1	$1,707.4
2023 Credit Agreement - Term Loans	135.3	288.8
Accounts receivable credit facilities	—	357.9
2022 Credit Agreement - Revolving Credit Facility	—	373.7
Other debt	—	1.3
	919.4	2,729.1
Less current portion	—	95.8
Less deferred financing costs	4.6	7.1
Long-term debt, net	$914.8	$2,626.2
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
Interest accruing under the 2022 Credit Agreement is based on Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on our leverage ratio. As of September 30, 2025, we had $800.0 million of available borrowing capacity under the $800.0 million secured revolving credit facility.
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
The 2022 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness (less the aggregate amount of our unrestricted cash and cash equivalents), to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (as used in this paragraph only “EBITDA”) to be greater than 4.00 to 1.00; provided that such leverage ratio is subject to (i) a covenant step-up (as defined in the 2022 Credit Agreement) increase adjustment of 0.50 upon the consummation of, and the following three fiscal quarters after, certain specified acquisitions, and (ii) a collateral release decrease adjustment of 0.25x during any collateral release period (as defined in the 2022 Credit Agreement). The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated EBITDA, to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve month period. As of September 30, 2025, we were in compliance with the covenants and other agreements in the 2022 Credit Agreement.
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
The 2023 Credit Agreement contains covenants, including financial covenants, substantially the same as the covenants in 2022 Credit Agreement, as described above, and a “most favored lender” provision related to the 2022 Credit Agreement. As of September 30, 2025, we were in compliance with the covenants and other agreements in the 2023 Credit Agreement.
Short-Term Debt
Short-term debt is summarized as follows:

(in millions)	September 30, 2025	October 31, 2024
Accounts receivable credit facilities	275.0	—
Other debt	12.7	18.6
	287.7	18.6

Accounts Receivable Credit Facilities
We have a $200.0 million U.S. Receivables Financing Facility Agreement (the “U.S. RFA”) that matures on May 15, 2026. As of September 30, 2025, there was a $179.7 million ($273.7 million as of October 31, 2024) outstanding balance under the U.S. RFA. The U.S. RFA also contains events of default and covenants that are substantially the same as the covenants under the 2022 Credit Agreement. As of September 30, 2025, we were in compliance with these covenants. Proceeds of the U.S. RFA are available for working capital and general corporate purposes.
We have a €100.0 million ($117.0 million as of September 30, 2025) European Receivables Financing Agreement (the “European RFA”) that matures on April 21, 2026. As of September 30, 2025, there was a $95.3 million ($84.2 million as of October 31, 2024) outstanding balance under the European RFA. As of September 30, 2025, we were in compliance with the covenants that relate to the European RFA. Proceeds of the European RFA are available for working capital and general corporate purposes.
See Note 5 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-KT for additional information regarding our financial obligations.
Financial Instruments
Interest Rate Derivatives
As of September 30, 2025, we have various interest rate swaps with a total notional amount of $562.5 million ($1,400.0 million as of October 31, 2024), amortizing down over the term, in which we receive variable interest rate payments based on SOFR and in return are obligated to pay interest at a weighted average fixed interest rate of 1.87%. These derivatives are designated as cash flow hedges for accounting purposes and will mature between March 1, 2027 and July 16, 2029.
Accordingly, the gain or loss on these derivative instruments are reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transactions and in the same period during which the hedged transaction affects earnings.
During the year ended September 30, 2025 (11-month), we accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts were a loss of $5.3 million.
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
As of September 30, 2025 and October 31, 2024, we had outstanding foreign currency forward contracts in the notional amount of $165.0 million and $74.1 million, respectively.
Cross Currency Swaps
We have operations and investments in various international locations and are subject to risks associated with changing foreign exchange rates. As of September 30, 2025, we have cross currency interest rate swaps that synthetically swap $534.9 million ($447.6 million as of October 31, 2024) of U.S. fixed rate debt to Euro denominated fixed rate debt. We receive a weighted average rate of 1.64%. These agreements are designated as either net investment hedges or cash flow hedges for accounting purposes and will mature between October 5, 2026 and November 3, 2028.
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
See Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-KT for additional disclosures regarding our financial instruments.
Other Liquidity Considerations
Post-Retirement Benefit Plans
We have no near-term post-retirement benefit plan funding obligations. We intend to make a post-retirement benefit plan contribution of $6.8 million during 2026, which we anticipate will consist of $1.0 million of employer contributions and $5.8 million of benefits paid directly by the employer. See Note 9 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-KT for additional information regarding our post-retirement benefit plans.
Contingent Liabilities and Environmental Reserves
Environmental reserves are estimates based on current remediation plans, and actual liabilities could significantly differ from the reserve estimates. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-KT for additional information regarding our contingent liabilities and environmental reserves.
Stock Repurchase Program
Our Board of Directors has authorized the repurchase of Class A Common Stock or Class B Common Stock or any combination of the foregoing. As of September 30, 2025, the remaining number of shares that could be repurchased under this authorization was 2,504,836 shares. We did not repurchase any shares of our Class A or Class B Common Stock during 2025. On November 11, 2025, we entered into agreements to execute an open market repurchase plan for approximately $150.0 million utilizing this available authorization beginning in the first quarter of fiscal 2026.
See Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-KT for additional information regarding this program and the repurchase of shares of Class A and B Common Stock.
Critical Accounting Policies
A summary of our significant accounting policies is included in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-KT. We believe that the consistent application of these policies enables us to provide readers of the consolidated financial statements with useful and reliable information about our results of operations and financial condition. The following are the accounting policies that we believe are most important to the portrayal of our results of operations and financial condition and require our most difficult, subjective or complex judgments.
Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A – Risk Factors. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.
Business Combinations
Under the acquisition method of accounting, we allocate the fair value of purchase consideration transferred to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on estimates and assumptions determined by management. The excess purchase consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred. See

Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-KT for additional information regarding our acquisitions.
Valuation of Goodwill
We account for goodwill in accordance with ASC 350, “Intangibles – Goodwill and Other.” Under ASC 350, goodwill is not amortized, but instead is tested for impairment at least annually on August 1 or when events and circumstances indicate an impairment may have occurred. Our goodwill impairment assessment is performed by reporting unit. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. In conducting the annual impairment tests, the estimated fair value of each of our reporting units is compared to its carrying amount including goodwill. If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, we record an impairment of goodwill equal to the amount by which the carrying value exceeds the fair value of the reporting unit, not to exceed the recorded amount of goodwill.
The estimated fair value of the reporting units utilized in the impairment test is based on a discounted cash flow analysis utilizing the income approach and market multiple approach. Under this method, the principal valuation focus is on the reporting unit’s cash-generating capabilities. The discount rates used for impairment testing are based on a market participant’s weighted average cost of capital. The use of alternative estimates, peer groups or changes in the industry, or adjusting the discount rate, earnings before interest, taxes, depreciation, depletion and amortization, multiples or price earnings ratios used could affect the estimated fair value of the assets and potentially result in impairment. Any identified impairment would result in an adjustment to our results of operations.
Goodwill Impairment Testing due to Change in Reportable Segments
In December 2024, we announced changes to our reporting structure, effective November 1, 2024, moving to a material solution-based structure. This internal re-alignment has resulted in a change in our reportable segments from three: Global Industrial Packaging; Paper Packaging & Services; and Land Management; to four: Customized Polymer Solutions; Durable Metal Solutions; Sustainable Fiber Solutions; and Integrated Solutions.
The Customized Polymer Solutions reportable segment consists of three operating segments: Customized Polymer Solutions – Small Plastics & Jerrycans; Customized Polymer Solutions – Large/Medium Plastics; and Customized Polymer Solutions – Intermediate Bulk Containers. Each of these operating segments also qualify as a component that has discrete financial information available that is reviewed by segment management on a regular basis. As such, these components also represent our reporting units for purposes of goodwill impairment testing.
The Sustainable Fiber Solutions reportable segment consists of three operating segments: Sustainable Fiber Solutions – Boxboard & Converted; Sustainable Fiber Solutions – Containerboard & Corrugated; and Sustainable Fiber Solutions – Land Management. Each of these operating segments also qualify as a component that has discrete financial information available that is reviewed by segment management on a regular basis. As such, these components also represent our reporting units for purposes of goodwill impairment testing.
The Durable Metal Solutions reportable segment and the Integrated Solutions reportable segment each has only one operating segment and qualify as a component that has discrete financial information available that is reviewed by segment management on a regular basis. As such, these components also represent our reporting units for purposes of goodwill impairment testing.
As a result of this segment realignment, the Company allocated goodwill to the reporting units existing under the new organizational structure on a relative fair value in the first quarter of 2025. In conjunction with the goodwill allocation described above, we tested our reporting units on November 1, 2024 for potential impairment immediately before and after the segment realignment and concluded that the estimated fair value of each reporting unit exceeded its respective carrying value.
For the Customized Polymer Solutions – Small Plastics & Jerrycans reporting unit, the fair value of the reporting unit exceeded the carrying value by at least 2%, so no impairment was deemed to exist. The low headroom is due to various acquisitions related to this reporting unit in recent years. We expect the headroom of this reporting unit to grow after synergies from those acquisitions are realized and the acquired businesses are fully integrated into our network. For all other reporting units with goodwill balances, the fair value exceeded the carrying value by at least 26%, so no impairment was deemed to exist.

Annual Goodwill Impairment Testing on August 1, 2025
We performed the annual goodwill impairment testing on August 1, 2025. The goodwill impairment test involves comparing the fair value of each of the reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, an impairment loss would be recognized (not to exceed the carrying amount of goodwill).
For reporting units with goodwill balances, we proceeded directly to the quantitative impairment testing. For the Customized Polymer Solutions – Small Plastics & Jerrycans reporting unit, the fair value of the reporting unit exceeded the carrying value by at least 8%, so no impairment was deemed to exist. For the Customized Polymer Solutions – Intermediate Bulk Containers reporting unit, the fair value of the reporting unit exceeded the carrying value by at least 18%, so no impairment was deemed to exist. For all other reporting units with goodwill balances, the fair value exceeded the carrying value by at least 27%, so no impairment was deemed to exist.
Net sales, EBITDA margin and EBITDA multiples, as well as the selection of discount rates, are the assumptions that are most sensitive and susceptible to change as they require significant management judgment. In addition, certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumption and demand, could result in changes to those assumptions and judgments. A revision of those assumptions could cause the fair value of the reporting unit to fall below its respective carrying value. If in future years, our reporting units’ actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to recognize material impairments to goodwill.
Impact from Discontinued Operations
As a result of the Containerboard Divestiture, the Containerboard Business is presented as discontinued operations and Sustainable Fiber Solutions – Containerboard & Corrugated is no longer an operating segment nor a reporting unit beginning in the third quarter of 2025. Goodwill associated with the Sustainable Fiber Solutions – Containerboard & Corrugated reporting unit has been removed from continued operations presentation.
Tabular Goodwill by Reporting Unit Balance
The following table summarizes the carrying amount of goodwill by reporting unit for the year ended September 30, 2025 (11-month) and October 31, 2024 (recast from the 2024 10-K by allocating goodwill to reporting units under the new organizational structure on a relative fair value basis, with goodwill associated with discontinued operations removed from presentation):

	Goodwill Balance
(in millions)	September 30, 2025	October 31, 2024
Customized Polymer Solutions
Small Plastics & Jerrycans	$364.8	$357.7
Large/Medium Plastics	130.8	128.0
Intermediate Bulk Containers	126.8	122.2
Durable Metal Solutions	418.7	401.8
Sustainable Fiber Solutions
Boxboard & Converted	475.9	475.9
Integrated Solutions	179.5	169.9
Total	$1,696.5	$1,655.5
*The Sustainable Fiber Solutions: Land Management reporting unit does not have a goodwill balance at either reporting period.
Recent Accounting Standards
See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-KT for a detailed description of recently issued and newly adopted accounting standards.

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
We have various interest rate swaps with a total notional amount of $562.5 million, maturing between March 1, 2027 and July 16, 2029. We receive variable interest rate payments based upon one-month U.S. dollar SOFR, and in return are obligated to pay interest at a weighted average fixed interest rate of 1.87%.
Gains reclassified to earnings under these interest rate swaps were recorded in the amount of $17.6 million, $34.8 million and $28.5 million for the years ended September 30, 2025 (11-month), October 31, 2024 and October 31, 2023, respectively. During the year ended September 30, 2025 (11-month), we accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts were a loss of $5.3 million.
We have various cross currency interest rate swaps that synthetically swap $534.9 million of fixed rate debt to Euro denominated fixed rate debt. We receive a weighted average rate of 1.64%. These agreements are designated as either net investment hedges or cash flow hedges for accounting purposes and will mature between October 5, 2026 and November 3, 2028.
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
Gains on the cross currency swap agreement were recorded in interest expense for the amount of $6.9 million, $6.4 million and $5.1 million for the years ended September 30, 2025 (11-month), October 31, 2024 and October 31, 2023, respectively.
Currency Risk
As a result of our international operations, our operating results are subject to fluctuations in currency exchange rates. The geographic presence of our operations mitigates this exposure to some degree. Additionally, our transaction exposure is somewhat limited because we produce and sell a majority of our products in local currency within most countries in which we operate.
As of September 30, 2025 and October 31, 2024 we had outstanding foreign currency forward contracts in the notional amount of $165.0 million and $74.1 million, respectively. The purpose of these contracts is to hedge our exposure to foreign currency transactions and short-term intercompany loan balances in our international businesses. These contracts resulted in realized gains recorded in other expense, net of $0.4 million, $1.0 million and $1.2 million for the years ended September 30, 2025 (11-month), October 31, 2024 and October 31, 2023, respectively.
A sensitivity analysis (with respect only to these instruments) to changes in the foreign currencies hedged indicates that if the U.S. dollar strengthened by 10 percent, the fair value of these instruments would decrease by $4.8 million to a net liability of $4.9 million. Conversely, if the U.S. dollar weakened by 10 percent, the fair value of these instruments would increase by $6.2 million to a net asset of $6.1 million.
Commodity Price Risk
We purchase commodities such as steel, resin, pulpwood and energy. We do not currently engage in material hedging of these commodities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME

	11 Months		12 Months
	September 30,	September 30,	October 31,	October 31,
Year Ended (in millions, except per share amounts)	2025	2024 (unaudited)	2024	2023
Net sales	$3,933.1	$3,972.8	$4,354.9	$4,175.3
Costs of products sold	3,061.6	3,155.0	3,455.8	3,246.7
Gross profit	871.5	817.8	899.1	928.6
Selling, general and administrative expenses	601.9	535.5	589.9	510.3
Acquisition and integration related costs	7.1	17.4	18.5	19.0
Restructuring and other charges	62.6	2.7	5.4	18.7
Non-cash asset impairment charges	37.9	2.3	2.6	20.3
Gain on disposal of properties, plants and equipment, net	(7.5)	(7.1)	(9.1)	(2.5)
Loss (gain) on disposal of businesses, net	1.9	(46.1)	(46.0)	(64.0)
Operating profit	167.6	313.1	337.8	426.8
Interest expense, net	56.1	40.7	46.0	15.7
Non-cash pension settlement charges	—	—	—	3.5
Other expense, net	7.8	9.9	10.1	11.2
Income before income tax expense and equity earnings of unconsolidated affiliates, net	103.7	262.5	281.7	396.4
Income tax expense	64.8	18.9	22.2	98.1
Equity earnings of unconsolidated affiliates, net of tax	0.7	(2.6)	(3.1)	(2.2)
Net income from continuing operations	38.2	246.2	262.6	300.5
Net income from discontinued operations, net tax	824.9	23.3	32.9	78.6
Net income	863.1	269.5	295.5	379.1
Net income attributable to noncontrolling interests	(23.1)	(25.7)	(26.7)	(19.9)
Net income attributable to Greif, Inc.	$840.0	$243.8	$268.8	$359.2
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock (continued operations) - basic	$0.27	$3.83	$4.09	$4.86
Class A common stock (discontinued operations) - basic	$14.20	$0.40	$0.57	$1.36
Earnings per Class A common stock - basic	$14.47	$4.23	$4.66	$6.22
Class B common stock (continued operations) - basic	$0.38	$5.72	$6.13	$7.28
Class B common stock (discontinued operations) - basic	$21.31	$0.61	$0.85	$2.04
Earnings per Class B common stock - basic	$21.69	$6.33	$6.98	$9.32
Diluted earnings per share attributed to Greif, Inc. common shareholders:
Class A common stock (continued operations) - diluted	$0.28	$3.81	$4.08	$4.81
Class A common stock (discontinued operations) - diluted	$14.06	$0.40	$0.56	$1.34
Earnings per Class A common stock - diluted	$14.34	$4.21	$4.64	$6.15
Class B common stock (continued operations) - diluted	$0.38	$5.72	$6.13	$7.28
Class B common stock (discontinued operations) - diluted	$21.31	$0.61	$0.85	$2.04
Earnings per Class B common stock - diluted	$21.69	$6.33	$6.98	$9.32
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	11 Months	12 Months	12 Months
	September 30,	October 31,	October 31,
Year Ended (in millions)	2025	2024	2023
Net income	$863.1	$295.5	$379.1
Other comprehensive income (loss), net of tax:
Foreign currency translation	113.5	2.5	(1.1)
Derivative financial instruments	(25.8)	(37.8)	(1.1)
Minimum pension liabilities	17.1	(4.4)	(11.9)
Other comprehensive (loss) income, net of tax	104.8	(39.7)	(14.1)
Comprehensive income	967.9	255.8	365.0
Comprehensive income attributable to noncontrolling interests	23.6	25.6	20.0
Comprehensive income attributable to Greif, Inc.	$944.3	$230.2	$345.0
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

(in millions)	September 30, 2025	October 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$256.7	$197.7
Trade accounts receivable, net of allowance	655.3	638.7
Inventories:
Raw materials	244.7	240.7
Finished goods	92.1	87.4
Assets held for sale	21.8	202.4
Prepaid expenses	55.6	55.0
Other current assets	104.2	127.5
	1,430.4	1,549.4
Long-term assets
Goodwill	1,696.5	1,655.5
Other intangible assets, net of amortization	840.9	932.7
Deferred tax assets	26.5	36.9
Pension assets	64.1	46.0
Noncurrent assets held for sale	233.5	638.3
Operating lease right-of-use assets	186.5	218.8
Finance lease right-of-use assets	34.1	37.8
Other long-term assets	119.1	149.2
	3,201.2	3,715.2
Properties, plants and equipment
Timber properties, net of depletion	—	231.2
Land	124.7	141.3
Buildings	497.4	497.0
Machinery and equipment	1,736.0	1,662.2
Capital projects in progress	151.2	141.8
	2,509.3	2,673.5
Accumulated depreciation	(1,374.1)	(1,290.5)
	1,135.2	1,383.0
Total assets	$5,766.8	$6,647.6
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

(in millions)	September 30, 2025	October 31, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$429.6	$458.6
Accrued payroll and employee benefits	137.9	141.8
Restructuring reserves	21.7	4.9
Current portion of long-term debt	—	95.8
Short-term borrowings	287.7	18.6
Liabilities held for sale	2.1	101.0
Current portion of operating lease liabilities	43.9	46.9
Current portion of finance lease liabilities	5.5	5.6
Dividends payable	25.3	—
Other current liabilities	175.9	141.2
	1,129.6	1,014.4
Long-term liabilities
Long-term debt	914.8	2,626.2
Operating lease liabilities	143.9	174.4
Finance lease liabilities	29.3	33.5
Deferred tax liabilities	250.2	295.1
Pension liabilities	59.2	59.2
Post-retirement benefit obligations	5.4	5.6
Noncurrent liabilities held for sale	—	59.8
Contingent liabilities and environmental reserves	17.3	16.5
Long-term income tax payable	—	11.7
Other long-term liabilities	172.4	103.8
	1,592.5	3,385.8
Commitments and Contingencies (Note 10)
Redeemable Noncontrolling Interests (Note 15)	92.3	129.9
Equity
Common stock, without par value	247.3	230.3
Treasury stock, at cost	(276.5)	(279.0)
Retained earnings	3,194.9	2,486.2
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation	(201.1)	(314.1)
Derivative financial instruments	8.1	33.9
Minimum pension liabilities	(57.8)	(74.9)
Total Greif, Inc. shareholders’ equity	2,914.9	2,082.4
Noncontrolling interests	37.5	35.1
Total shareholders’ equity	2,952.4	2,117.5
Total liabilities and shareholders’ equity	$5,766.8	$6,647.6
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	11 Months	12 Months	12 Months
	September 30,	October 31,	October 31,
Year Ended (in millions)	2025	2024	2023
Cash flows from operating activities:
Net income	$863.1	$295.5	$379.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	236.9	261.3	230.6
Non-cash asset impairment charges	37.9	2.6	20.3
Non-cash pension settlement charges	—	—	3.5
Gain on disposals of properties, plants and equipment, net	(7.5)	(8.8)	(2.5)
Gain on disposals of businesses, net	(1,094.9)	(46.0)	(64.0)
Unrealized foreign exchange loss	1.8	10.0	12.7
Deferred income tax benefit	(28.3)	(86.2)	(28.7)
Non-cash lease expense	50.8	46.6	38.0
Other, net	(0.7)	3.1	2.2
Increase (decrease) in cash from changes in certain assets and liabilities, net of impacts from acquisitions:
Trade accounts receivable	1.9	(43.4)	130.3
Inventories	(10.5)	(26.4)	101.0
Accounts payable	(43.0)	18.9	(79.8)
Restructuring reserves	16.8	(11.9)	4.4
Operating leases	(54.8)	(48.1)	(37.3)
Pension and post-retirement benefit liabilities	(6.8)	(11.4)	(26.9)
Other, net	95.9	0.2	(33.4)
Net cash provided by operating activities	58.6	356.0	649.5
Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(4.6)	(568.8)	(542.4)
Purchases of properties, plants and equipment	(143.8)	(186.5)	(213.6)
Purchases of and investments in timber properties	(2.6)	(5.2)	(6.0)
Proceeds from the sale of properties, plants, equipment and other assets	29.6	14.9	8.6
Proceeds from the sale of businesses	1,780.4	89.0	105.3
Proceeds from hedging derivatives	22.5	—	—
Payments for deferred purchase price of acquisitions	(1.9)	(1.7)	(22.1)
Other	3.6	—	—
Net cash provided by (used in) investing activities	1,683.2	(658.3)	(670.2)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,715.6	2,491.2	2,285.6
Payments on long-term debt	(3,169.5)	(1,994.0)	(2,028.6)
Payments on short-term borrowings, net	(6.2)	(12.3)	(0.7)
Proceeds from trade accounts receivable credit facility	469.0	348.9	180.2
Payments on trade accounts receivable credit facility	(560.1)	(344.4)	(145.8)
Dividends paid to Greif, Inc. shareholders	(101.1)	(121.0)	(116.5)
Dividends paid to noncontrolling interests	(22.7)	(25.7)	(14.2)
Payments for share repurchases	—	—	(63.9)
Tax withholding payments for stock-based awards	(7.4)	(10.6)	(13.7)

Purchases of redeemable and mandatorily redeemable noncontrolling interest	(38.7)	—	(7.3)
Other, net	(6.4)	(7.8)	(5.4)
Net cash provided by (used in) financing activities	(1,727.5)	324.3	69.7
Effects of exchange rates on cash	44.7	(5.2)	(15.2)
Net increase in cash and cash equivalents	59.0	16.8	33.8
Cash and cash equivalents at beginning of year	197.7	180.9	147.1
Cash and cash equivalents at end of year	$256.7	$197.7	$180.9

	11 Months	12 Months	12 Months
	September 30,	October 31,	October 31,
Year Ended (in millions)	2025	2024	2023
Supplemental information:
Non-cash transactions:
Capital expenditures included in accounts payable	$30.4	$16.7	$29.1
Schedule of interest and income taxes paid:
Cash payments for interest expense	$137.4	$157.1	$112.9
Cash payments for taxes	$434.3	$107.5	$155.2
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
As of October 31, 2022	47,443	$173.5	29,399	$(205.1)	$2,095.2	$(302.3)	$1,761.3	$33.0	1,794.3
Net income					359.2		359.2	19.9	379.1
Other comprehensive income (loss):
Foreign currency translation						(1.2)	(1.2)	0.1	(1.1)
Derivative financial instruments, net of $0.3 million tax benefit						(1.1)	(1.1)		(1.1)
Minimum pension liability adjustment, net of $4.7 million tax expense						(11.9)	(11.9)		(11.9)
Comprehensive income							345.0		365.0
Current period mark to redemption value of redeemable noncontrolling interest and other					0.1		0.1		0.1
Net income allocated to redeemable noncontrolling interests								(2.7)	(2.7)
Dividends declared to Greif, Inc., Shareholders ($2.02 per Class A share and $3.02 per Class B share)					(116.5)		(116.5)		(116.5)
Dividends declared to noncontrolling interests and other								(11.9)	(11.9)
Dividends earned on RSU shares					(0.1)		(0.1)		(0.1)
Colleague stock purchase plan	—	0.3	—	—			0.3		0.3
Share repurchases	(1,006)	14.5	1,006	(78.9)			(64.4)		(64.4)
Long-term incentive shares issued	350	14.7	(350)	2.0			16.7		16.7
Shared based compensation	—	4.2	—	—			4.2		4.2
Restricted stock, directors	18	1.2	(18)	0.1			1.3		1.3
As of October 31, 2023	46,805	$208.4	30,037	$(281.9)	$2,337.9	$(316.5)	$1,947.9	$38.4	$1,986.3
Net income					268.8		268.8	26.7	295.5
Other comprehensive income (loss):
Foreign currency translation						3.6	3.6	(1.1)	2.5
Derivative financial instruments, net of $12.9 million tax expense						(37.8)	(37.8)		(37.8)
Minimum pension liability adjustment, net of $0.4 million tax expense						(4.4)	(4.4)		(4.4)
Comprehensive income							230.2		255.8
Current period mark to redemption value of redeemable noncontrolling interest and other					1.0		1.0		1.0
Net income allocated to redeemable noncontrolling interests								(8.5)	(8.5)
Dividends declared to Greif, Inc., Shareholders ($2.10 per Class A share and $3.14 per Class B share)					(121.0)		(121.0)		(121.0)
Dividends declared to noncontrolling interests and other								(20.4)	(20.4)
Dividends earned on RSU shares					(0.5)		(0.5)		(0.5)
Colleague stock purchase plan	71	4.1	(71)	0.6			4.7		4.7
Long-term incentive shares issued	284	10.6	(284)	2.2			12.8		12.8
Shared based compensation	—	6.0	—	—			6.0		6.0
Restricted stock, directors	21	1.2	(21)	0.1			1.3		1.3
As of October 31, 2024	47,181	$230.3	29,661	$(279.0)	$2,486.2	$(355.1)	$2,082.4	$35.1	$2,117.5
Net income					840.0		840.0	23.1	863.1
Other comprehensive income (loss):
Foreign currency translation, net of $6.2 million tax expense						113.0	113.0	0.5	113.5
Derivative financial instruments, net of $4.6 million tax expense						(25.8)	(25.8)		(25.8)
Minimum pension liability adjustment, net of $3.6 million tax expense						17.1	17.1		17.1
Comprehensive income							944.3		967.9
Current period mark to redemption value of redeemable noncontrolling interest and other					(4.6)		(4.6)		(4.6)
Net income allocated to redeemable noncontrolling interests								(6.6)	(6.6)
Dividends declared to Greif, Inc., Shareholders ($2.18 and $3.26 per Class A share and Class B share, respectively)					(126.4)		(126.4)		(126.4)
Dividends declared to noncontrolling interests and other								(14.6)	(14.6)
Dividends earned on RSU shares					(0.3)		(0.3)		(0.3)
Colleague stock purchase plan	85	4.6	(85)	0.7			5.3		5.3
Long-term incentive shares issued	211	6.6	(211)	1.6			8.2		8.2
Share based compensation	—	4.5	—	—			4.5		4.5
Restricted stock, directors	24	(4.5)	(24)	0.2			(4.3)		(4.3)
Deferrals of director shares in Rabbi Trust	—	5.8	—	—			5.8		5.8
As of September 30, 2025	47,501	$247.3	29,341	$(276.5)	$3,194.9	$(250.8)	$2,914.9	$37.5	$2,952.4
See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Business
Greif, Inc. and its subsidiaries (collectively, “Greif,” “our,” or the “Company”), principally manufacture rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, jerrycans and other small plastics, closure systems for industrial packaging products, water bottles and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, logistics, warehousing and other packaging services. The Company produces and sells coated recycled paperboard and uncoated recycled paperboard, some of which are used to produce and sell industrial products (tubes and cores, construction products and protective packaging). The Company produces and sells bulk and specialty partitions made from uncoated recycled paperboard and containerboard. In addition, the Company also purchases and sells recycled fiber, produces and sells adhesives used in the Company’s paperboard products and produce and sell paints and linings used in our steel drum products. Prior to October 1, 2025, the Company owned timber properties in the southeastern United States which were actively harvested and regenerated. The Company operates in over 35 countries.
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
The Company’s raw materials are principally steel, resin, old corrugated containers, recycled coated and uncoated paperboard and used industrial packaging for reconditioning.
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
For the 2024 fiscal year and preceding fiscal years presented herein, the Company’s fiscal year began on November 1 and ended on October 31 of the following year. Any references to years or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year, unless otherwise stated. The Company changed its fiscal year end, effective for the 2025 fiscal year. The 2025 fiscal year began on November 1, 2024 and ended on September 30, 2025, and accordingly, consisted of eleven months. The Company’s fourth fiscal quarter of 2025 consisted of two months ended September 30, 2025. Thereafter, the Company’s fiscal year will begin on October 1 and end on September 30 of the following year.
Change in Presentation
Discontinued Operations
On June 30, 2025, the Company entered into a definitive agreement to sell its containerboard business, including the CorrChoice sheet feeder system (the “Containerboard Business”), and the equity interests in our subsidiaries that directly owned the Containerboard Business on the date of closing. The transaction was completed effective as of August 31, 2025 (“the Containerboard Divestiture”). The Containerboard Divestiture qualifies as discontinued operations because it represents a strategic shift that will have a major impact on the Company’s operations and financial results. As a result, the Containerboard Business is presented as discontinued operations beginning in the third quarter of 2025. See Note 2 herein for additional information regarding discontinued operations.

The Company has reclassified the financial results of the Containerboard Business to discontinued operations, net of tax, in the consolidated statements of income for all periods presented. The Company also reclassified the related assets and liabilities as assets and liabilities held for sale on the consolidated balance sheets as of October 31, 2024. Cash flows from the Company’s discontinued operations are not presented separately in the consolidated statements of cash flows for all periods presented. Unless otherwise noted, the discussion in these Notes to the consolidated financial statements relates only to continuing operations.
Recast of Certain Prior Period Information
In December 2024, the Company announced changes to its reporting structure, moving to a material solution-based structure. The Company believes this structure will enable the Company to more efficiently utilize its robust scale and global network of facilities, align operations to capitalize on its deep subject matter expertise, enable further innovation and growth, and optimize cross-selling and margin expansion opportunities. This internal re-alignment has resulted in a change in the Company’s reportable segments. Prior period segment information for the 2024 and 2023 fiscal year has been recast to conform to the way the Company internally manages and monitors its business during the 2025 fiscal year.
The recast of prior period information had no impact on the Company’s consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in shareholders’ equity and the consolidated statements of cash flows.
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts totaled $7.2 million and $6.1 million as of September 30, 2025 and October 31, 2024, respectively. The Company recognizes allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on its historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a specific allowance for bad debts. Amounts deemed uncollectible are written-off against the allowance for doubtful accounts.
Inventory
The Company primarily uses the FIFO method of inventory valuation. Reserves for slow moving and obsolete inventories are provided based on historical experience, inventory aging and product demand. The reserves for slow moving and obsolete inventories totaled $17.9 million and $16.0 million as of September 30, 2025 and October 31, 2024, respectively. The Company continuously evaluates the adequacy of these reserves and adjusts these reserves as required.
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
In accordance with ASC 350, the quantitative test for goodwill impairment is conducted at the reporting unit level by comparing the carrying value of each reporting unit to the estimated fair value of the unit. If the carrying value of a reporting unit exceeds its estimated fair value, then the goodwill of the reporting unit is impaired. Goodwill impairment is recognized as the amount that the carrying value exceeds the fair value; not to exceed the balance of goodwill attributable to the reporting unit. When a portion of a reporting unit is disposed of, goodwill is allocated to the gain or loss on that disposition based on the relative fair values of the portion of the reporting unit subject to disposition and the portion of the reporting unit that will be retained.
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
Depreciation expense was $122.8 million, $135.8 million and $125.8 million in 2025 (11-month), 2024 and 2023, respectively. Expenditures for repairs and maintenance are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts. Gains or losses are credited or charged to income as incurred.
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
As of September 30, 2025, the Company’s timber properties consisted of approximately 176,000 acres, all of which were located in the southeastern United States. The Company’s land costs are maintained by tract. Upon acquisition of a new timberland tract, the Company records separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. The Company begins recording pre-merchantable timber costs at the time the site is prepared for planting. Costs capitalized during the establishment period include site preparation by aerial spray, costs of seedlings, including refrigeration rental and trucking, planting costs, herbaceous weed control, woody release and labor and machinery use. The Company does not capitalize interest costs in the process. Property taxes are expensed as incurred. New road construction costs are capitalized as land improvements and depreciated over a 10 to 20 year period. Road repairs and maintenance costs are expensed as incurred. Costs after establishment of the seedlings, including management costs, pre-commercial thinning costs and fertilization costs, are expensed as incurred. Once the timber becomes merchantable, the cost is transferred from the pre-merchantable timber category to the merchantable timber category in the depletion block.
Merchantable timber costs are maintained by five product classes: pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a depletion block, with each depletion block based upon a geographic district or subdistrict. Currently, the Company has five depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, the Company estimates the volume of the Company’s merchantable timber for the five product classes by each depletion block and depletion costs recognized upon sales are calculated as volumes sold times the unit costs in the respective depletion block. For the years ended September 30, 2025 (11-month), October 31, 2024 and October 31, 2023, the Company’s depletion expense was not material. The Company sold its timberland business on October 1, 2025.
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
Self-insurance
The Company is self-insured for certain of the claims made under its employee medical and dental insurance programs. The Company had recorded liabilities totaling $11.9 million and $7.2 million for estimated costs related to outstanding claims as of September 30, 2025 and October 31, 2024, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on management’s assessment of outstanding claims, historical analyses and current payment trends. The Company recorded an estimate for the claims incurred, but not reported using an estimated lag period based upon historical information.
The Company has certain deductibles applied to various insurance policies including general liability, product, vehicle and workers’ compensation. The Company maintains net liabilities totaling $21.1 million for anticipated costs related to general liability, product, vehicle and workers’ compensation claims as of September 30, 2025 and October 31, 2024. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on the Company’s assessment of its deductibles, outstanding claims, historical analysis, actuarial information and current payment trends.
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
Business Transformation Charges
Business transformation charges includes costs incurred under the Company’s business transformation program, primarily represents costs associated with third party professional services, information technology services and implementations and travel related activities. The Company includes business transformation charges in restructuring and other charges in the consolidated statements of income.
Revenue Recognition
Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for transferring goods or providing services. Customer payment terms are typically less than one year and as such, transaction prices are not adjusted for the effects of a significant financing component. Standalone selling prices for each performance obligation are generally stated in the contract. Variable consideration in the form of quarterly or annual volume rebates is estimated based on contract terms and historical experience of actual results limited to the amount which is probable will not result in reversal of cumulative revenue recognized when the variable consideration is resolved. Taxes collected from customers and remitted to governmental authorities are excluded from net sales.
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
The Company’s contracts with customers are broadly similar in nature throughout its reportable segments, but the amount, timing and uncertainty of revenue and cash flows may vary in each reportable segment due to geographic factors. See Note 13 herein for additional disclosures of revenue disaggregated by geography for each reportable segment. For the years ended September 30, 2025 (11-month), October 31, 2024 and October 31, 2023, no individual customer accounted for 10% or more of the Company’s total revenue.
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
The cumulative translation adjustments, which represent the effects of translating assets and liabilities of the Company’s international operations, are presented in the consolidated statements of changes in shareholders’ equity in accumulated other comprehensive income (loss). Transaction gains and losses on foreign currency transactions denominated in a currency other than an entity’s functional currency are credited or charged to income. The amounts included in other expense, net related to foreign currency transaction losses were not material for the years ended September 30, 2025 (11-month), October 31, 2024 and October 31, 2023.

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
The Company presents various fair value disclosures in Note 6 and Note 9 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-KT.
Newly Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU on November 1, 2024. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations, comprehensive income, cash flows or disclosures.

Recently Issued Accounting Standards
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which is intended to modernize the accounting for internal-use software costs. This ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The effective date for the Company to adopt this ASU is for the fiscal year and interim periods beginning October 1, 2028. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flow and disclosures.
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
NOTE 2 — ACQUISITIONS AND DIVESTITURES
Divestitures
Soterra Business Divestiture Subsequent to Year End
On August 5, 2025, the Company entered into a definitive agreement to sell its Soterra land management business, including approximately 173,000 acres of timberland (the “Soterra Business”). The carrying value of $231.4 million was classified as held for sale as of September 30, 2025. The transaction closed on October 1, 2025 for a purchase price of approximately $462.0 million, subject to certain adjustments. The net cash proceeds from the sale of the Soterra Business were used for debt repayment. The Soterra Business was reported under the Company’s Sustainable Fiber Solutions segment through the end of fiscal 2025. The Soterra Business divestiture does not qualify as discontinued operations because it does not represent a strategic shift that has had a major impact on the Company’s operations or financial results, nor does it meet the qualitative considerations that would otherwise require separate discontinued operations presentation.
Containerboard Divestiture
Effective as of August 31, 2025, the Company completed the Containerboard Divestiture for a purchase price of $1,804.7 million. The Company incurred transaction costs of $23.4 million to complete this divestment. The net cash proceeds from the sale of the Containerboard Business have been used for debt repayment. The Containerboard Business was previously reported under the Company’s Sustainable Fiber Solutions segment. The Containerboard Divestiture qualifies as discontinued operations because it represents a strategic shift that will have a major impact on the Company’s operations and financial results.
In accordance with ASC 205-20, Allocation of Interest to Discontinued Operations, the Company elected to allocate interest expense to discontinued operations for the Company’s debt that is not directly attributable to the Containerboard business. Interest expense was allocated based on a ratio of debt repayment expected from sale proceeds to total debt.

The following table presents results of operations of the Containerboard Business from discontinued operations:

	11 Months	12 Months
	September 30,	October 31,
Year Ended (in millions, except per share amounts)	2025	2024
Net sales	$975.7	$1,093.2
Cost of products sold	770.9	921.5
Gross profit	204.8	171.7
Selling, general and administrative expenses	37.7	44.6
(Gain) loss on disposal of businesses, net	(1,096.8)	0.3
Operating profit	1,263.9	126.8
Interest expense, net	67.8	88.9
Income from discontinued operations before income tax expense and equity earnings of unconsolidated affiliates, net	1,196.1	37.9
Income tax expense	371.2	5.0
Net income from discontinued operations	824.9	32.9
Net income from discontinued operations attributable to Greif, Inc.	$824.9	$32.9
For net sales and costs of products sold, which had previously been eliminated in consolidation related to intercompany sales of recycled fiber to the Containerboard Business, $23.3 million and $34.6 million for the year ended September 30, 2025 (11-month), and October 31, 2024 are now reflected on a gross basis as a component of net sales and costs of sales from continuing operations for all periods presented, as the Company expects these sales to continue.

The following tables present assets and liabilities of the Containerboard Business from discontinued operations classified as held for sale:

(in millions)	October 31, 2024
ASSETS
Trade accounts receivable, net of allowance	$108.2
Inventories	71.4
Other current assets	19.7
Total current assets from discontinued operations	199.3
Goodwill	298.2
Other intangible assets, net of amortization	4.4
Operating lease right-of-use assets	65.7
Other long-term assets	0.9
Total long-term assets from discontinued operations	369.2
Land	16.7
Buildings	108.6
Machinery and equipment	646.5
Capital projects in progress	17.8
789.6
Accumulated depreciation	(520.5)
Total properties, plants and equipment, net from discontinued operations	269.1
Total assets from discontinued operations classified as held for sale	$837.6
LIABILITIES
Accounts payable	$63.3
Accrued payroll and employee benefits	15.1
Current portion of operating lease liabilities	9.6
Other current liabilities	13.0
Total current liabilities from discontinued operations	101.0
Operating lease liabilities	55.8
Contingent liabilities and environmental reserves	2.6
Other long-term liabilities	1.4
Total long-term liabilities from discontinued operations	59.8
Total liabilities from discontinued operations classified as held for sale	$160.8
The following table presents depreciation, amortization, and capital expenditures of the Containerboard Business from discontinued operations:

	11 Months	12 Months
	September 30,	October 31,
Year Ended (in millions, except per share amounts)	2025	2024
Depreciation and amortization	$24.2	$33.6
Capital expenditures	50.0	49.9
The Company had no other material noncash operating and investing activities related to the discontinued operations.
Delta Divestiture
During the third quarter of 2024, the Company completed its divestiture of a U.S. business in the Global Industrial Packaging segment, Delta Petroleum Company, Inc. (the “Delta Divestiture”), for net cash proceeds of $91.2 million. The Delta Divestiture did not qualify as discontinued operations because it did not represent a strategic shift that has had a major impact on the Company’s operations or financial results, nor does it meet the qualitative considerations that would otherwise require separate discontinued operations presentation. The Delta Divestiture resulted in a $46.1 million gain on sale of business, including goodwill allocated to the sale of $26.1 million.
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

	Twelve Months Ended October 31,
(in millions, except per share amounts)	2024	2023
Pro forma net sales	$4,443.8	$4,396.2
Pro forma net income from continuing operations attributable to Greif, Inc.	256.1	276.0
Basic earnings per share from continuing operations attributable to Greif, Inc. common shareholders:
Class A common stock	$4.44	$4.78
Class B common stock	$6.65	$7.16
Diluted earnings per share from continuing operations attributable to Greif, Inc. common shareholders:
Class A common stock	$4.42	$4.73
Class B common stock	$6.65	$7.16
The pro forma data should not be considered indicative of the results that would have occurred if the acquisition and related financing had been consummated on the assumed completion dates, nor are they indicative of future results.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS
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
Changes to the Company’s operating segments resulted in a change to the Company’s reporting units: Customized Polymer Solutions – Small Plastics & Jerrycans; Customized Polymer Solutions – Large/Medium Plastics; Customized Polymer Solutions – Intermediate Bulk Containers; Durable Metal Solutions; Sustainable Fiber Solutions – Boxboard & Converted; Sustainable Fiber Solutions – Land Management; and Integrated Solutions. As a result of this segment realignment, the Company allocated goodwill to the reporting units existing under the new organizational structure on a relative fair value basis as of the first quarter of 2025.
In conjunction with the goodwill allocation described above, the Company tested its reporting units for potential impairment immediately before and after the segment realignment and concluded that the estimated fair value of each reporting unit exceeded its respective carrying value.
The following table summarizes the changes in the carrying amount of goodwill by reportable segment for the years ended September 30, 2025 (11-month) and October 31, 2024:

(in millions)	Global Industrial Packaging	Paper Packaging & Services	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Integrated Solutions	Total
Balance at October 31, 2023	$887.6	$507.2	$—	$—	$—	$—	$1,394.8
Goodwill acquired	278.5	—	—	—	—	—	278.5
Goodwill allocated to divestitures	(26.1)	—	—	—	—	—	(26.1)
Currency translation	8.3	—	—	—	—	—	8.3
Balance at October 31, 2024	$1,148.3	$507.2	$—	$—	$—	$—	$1,655.5
Segment recast	(1,148.3)	(507.2)	607.9	401.8	475.9	169.9	—
Goodwill acquired / Measurement period adjustment	—	—	(18.0)	—	—	—	(18.0)
Currency translation	—	—	32.5	16.9	—	9.6	59.0
Balance at September 30, 2025	$—	$—	$622.4	$418.7	$475.9	$179.5	$1,696.5
The Company reviews goodwill by reporting unit and indefinite-lived intangible assets for impairment as required by ASC 350, “Intangibles – Goodwill and Other,” at least annually on August 1, or whenever events and circumstances indicate impairment may have occurred. A reporting unit is the operating segment, or a business unit one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. The components are aggregated into reporting units for purposes of goodwill impairment testing to the extent they share similar qualitative and quantitative characteristics.
The Company performed its annual goodwill impairment test as of August 1, 2025. The fair value of the Company’s goodwill reporting units exceeded the carrying value, resulting in no impairment. Discount rates, revenue growth rates and gross margins are the assumptions that are most sensitive and susceptible to change as they require significant management judgment. In addition, certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumption and demand, could result in changes to these assumptions and judgments. A revision of these assumptions could cause the fair value of the reporting unit to fall below its respective carrying value. As for all of the Company’s reporting units, if in future years, the reporting unit’s actual results are not consistent with the Company’s estimates and assumptions used to calculate fair value, the Company may be required to recognize material impairments to goodwill.

The following table summarizes the carrying amount of net intangible assets by class as of September 30, 2025 and October 31, 2024:

(in millions)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
September 30, 2025:
Indefinite lived:
Trademarks and trade names	$3.9	$—	$3.9
Definite lived:
Customer relationships	1,184.8	408.6	776.2
Trademarks and trade names	53.8	28.0	25.8
Developed technology	42.1	8.5	33.6
Other	2.1	0.7	1.4
Total	$1,286.7	$445.8	$840.9

October 31, 2024:
Indefinite lived:
Trademarks and trade names	$3.9	$—	$3.9
Definite lived:
Customer relationships	1,187.6	332.1	855.5
Trademarks and trade names	54.8	18.8	36.0
Developed technology	38.9	3.3	35.6
Other	2.1	0.4	1.7
Total	$1,287.3	$354.6	$932.7
Gross intangible assets decreased by $0.6 million for the year ended September 30, 2025 (11-month). The decrease was attributable to $16.4 million from asset disposals, $2.6 million of impairment and the write-off of $0.3 million fully amortized assets, which was offset by $14.8 million of currency fluctuations and $3.9 million additional assets from immaterial acquisitions.
Amortization expense was $88.4 million, $90.0 million and $70.3 million for the years ended September 30, 2025 (11-month), October 31, 2024 and October 31, 2023, respectively. Amortization expense for the next five years is expected to be $94.9 million in 2026, $94.7 million in 2027, $90.7 million in 2028, $86.1 million in 2029 and $85.2 million in 2030.
Definite lived intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that are contractually or legally determined, or over the period a market participant would benefit from the asset. Indefinite lived intangibles of approximately $3.9 million as of September 30, 2025, related primarily to the Tri-Sure trademark and trade name related to Pachmas, are not amortized, but rather are tested for impairment at least annually.

NOTE 4 – RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the years ended September 30, 2025 (11-month) and October 31, 2024:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2023	$16.4	$0.4	$16.8
Costs incurred and charged to expense	(1.4)	6.8	5.4
Costs paid or otherwise settled	(10.2)	(7.1)	(17.3)
Balance at October 31, 2024	$4.8	$0.1	$4.9
Costs incurred and charged to expense	28.2	12.1	40.3
Costs paid or otherwise settled	(11.7)	(11.8)	(23.5)
Balance at September 30, 2025	$21.3	$0.4	$21.7
The focus for restructuring activities in 2025 was to optimize costs, rationalize and integrate operations and close underperforming plants in the Customized Polymer Solutions, Durable Metal Solutions, Sustainable Fiber Solutions and Integrated Solutions reportable segments. During the year ended September 30, 2025 (11-month), the Company recorded restructuring charges of $40.3 million, as compared to $5.4 million of restructuring charges recorded during the year ended October 31, 2024. The restructuring activity for the year ended September 30, 2025 (11-month) consisted of $28.2 million in employee separation costs and $12.1 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities. There were seven plants closed or divested in 2025 and a total of 500 employees severed throughout 2025 as part of the Company’s restructuring efforts.
The focus for restructuring activities in 2024 was to optimize and integrate operations and close underperforming plants in the Sustainable Fiber Solutions reportable segment and to optimize and rationalize operations in the Customized Polymer Solutions, Durable Metal Solutions and Integrated Solutions reportable segment. During 2024, the Company recorded restructuring charges of $5.4 million, consisting of a ($9.0) million release of prior period restructuring severance accrual that was no longer probable of occurring, $7.6 million in employee separation costs and $6.8 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities. There were four plants closed or divested in 2024 and a total of 126 employees severed throughout 2024 as part of the Company’s restructuring efforts.
The focus for restructuring activities in 2023 was to optimize and integrate operations and close underperforming plants in the Sustainable Fiber Solutions reportable segment and to optimize and rationalize operations in the Customized Polymer Solutions, Durable Metal Solutions and Integrated Solutions reportable segment. During 2023, the Company recorded restructuring charges of $18.7 million, consisting of $11.8 million in employee separation costs and $6.9 million in other restructuring costs, primarily consisting of professional fees incurred for services specifically associated with employee separation and relocation. There were nine plants closed or divested in 2023 and a total of 456 employees severed throughout 2023 as part of the Company’s restructuring efforts.

The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-KT. Remaining amounts expected to be incurred were $21.6 million as of September 30, 2025:

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the Eleven Months ended September 30, 2025	Amounts Remaining to be Incurred
Customized Polymer Solutions
Employee separation costs	$5.0	$4.2	0.8
Other restructuring costs	0.4	0.4	—
	5.4	4.6	0.8
Durable Metal Solutions
Employee separation costs	8.6	6.9	1.7
Other restructuring costs	8.3	0.7	7.6
	16.9	7.6	9.3
Sustainable Fiber Solutions
Employee separation costs	16.2	15.0	1.2
Other restructuring costs	19.8	10.7	9.1
	36.0	25.7	10.3
Integrated Solutions
Employee separation costs	2.3	2.1	0.2
Other restructuring costs	1.3	0.3	1.0
	3.6	2.4	1.2
Total	$61.9	$40.3	$21.6
NOTE 5 – DEBT
Long-Term Debt
Long-term debt is summarized as follows:

(in millions)	September 30, 2025	October 31, 2024
2022 Credit Agreement - Term Loans	$784.1	$1,707.4
2023 Credit Agreement - Term Loans	135.3	288.8
Accounts receivable credit facilities	—	357.9
2022 Credit Agreement - Revolving Credit Facility	—	373.7
Other debt	—	1.3
	919.4	2,729.1
Less current portion	—	95.8
Less deferred financing costs	4.6	7.1
Long-term debt, net	$914.8	$2,626.2
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
As of September 30, 2025, $919.4 million was outstanding under the 2022 and 2023 Credit Agreements, which was all classified as long-term. Proceeds received from the Containerboard Divestiture were used to repay debt. Due to the large, voluntary repayment and the terms of the agreement there are no further required scheduled payments due within the next 12 months. The weighted average interest rate for borrowings under the 2022 and 2023 Credit Agreements was 5.85% for the year ended September 30, 2025 (11-month). The actual interest rate for borrowings under the 2022 and 2023 Credit Agreements was 5.92% as of September 30, 2025. The deferred financing costs associated with the term loan portion of the 2022 and 2023 Credit Agreements totaled $4.6 million as of September 30, 2025 and are recorded as a reduction of long-term debt on the consolidated balance sheets. The deferred financing costs associated with the revolving portion of the 2022 Credit Agreement totaled $1.5 million as of September 30, 2025 and are recorded within other long-term assets on the consolidated balance sheets.
Other
As of September 30, 2025, annual scheduled payments and maturities, including the current portion of long-term debt, were zero in 2026, $784.1 million in 2027, $135.3 million in 2028, and zero thereafter.

Short-Term Debt
Short-term debt is summarized as follows:

(in millions)	September 30, 2025	October 31, 2024
Accounts receivable credit facilities	275.0	—
Other debt	12.7	18.6
	287.7	18.6
Accounts Receivable Credit Facilities
United States Trade Accounts Receivable Credit Facility
Greif Receivables Funding LLC (“Greif Funding”), Greif Packaging, for itself and as servicer, and certain other U.S. subsidiaries of the Company entered into a Third Amended and Restated Transfer and Administration Agreement, dated as of September 24, 2019 (the “Third Amended TAA”), with Bank of America, N.A., as the agent, managing agent, administrator and committed investor, and various investor groups, managing agents and administrators, from time to time parties thereto, to provide for a receivables financing facility (the “U.S. RFA”). On August 28, 2025, the Third Amended TAA was amended to provide an accounts receivable financing facility of $200.0 million that matures on May 15, 2026. The weighted average interest rate for borrowings under the U.S. RFA was 5.45% for the year ended September 30, 2025 (11-month).
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
The U.S. RFA is secured by certain trade accounts receivables of Greif Packaging and other subsidiaries of the Company in the United States and bears interest at a variable rate based on the London InterBank Offered Rate or an applicable base rate, plus a margin, or a commercial paper rate, all as provided in the Third Amended TAA. Interest is payable on a monthly basis and the principal balance is payable upon termination of the U.S. RFA. As of September 30, 2025, there was a $179.7 million ($273.7 million as of October 31, 2024) outstanding balance under the U.S. RFA.
International Trade Accounts Receivable Credit Facilities
On April 1, 2025, Cooperage Receivables Finance B.V. and Greif Services Belgium BV, an indirect wholly owned subsidiary of Greif, Inc., amended and restated the Nieuw Amsterdam Receivables Financing Agreement (the “European RFA”) with affiliates of a major international bank. The amended and restated European RFA matures April 21, 2026. The European RFA provides an accounts receivable financing facility of up to €100.0 million ($117.0 million as of September 30, 2025) secured by accounts receivable of certain European subsidiaries of Greif, Inc. As of September 30, 2025, $95.3 million ($84.2 million as of October 31, 2024) was outstanding under the European RFA. The weighted average interest rate for borrowings under the European RFA was 3.59% for the year ended September 30, 2025 (11-month).

NOTE 6 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value of those assets and (liabilities) measured on a recurring basis as of September 30, 2025 and October 31, 2024:

	September 30, 2025
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$22.1	$—	$22.1	$—	$—	$—	$—
Foreign exchange hedges	—	0.5	—	0.5	—	(0.6)	—	(0.6)
Insurance annuity	—	—	20.3	20.3	—	—	—	—
Cross currency swap	—	5.9	—	5.9	—	(51.0)	—	(51.0)

	October 31, 2024
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$40.4	$—	$40.4	$—	$(5.6)	$—	$(5.6)
Foreign exchange hedges	—	0.2	—	0.2	—	(0.1)	—	(0.1)
Insurance annuity	—	—	18.9	18.9	—	—	—	—
Cross currency swap	—	17.6	—	17.6	—	(6.4)	—	(6.4)
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of September 30, 2025 and October 31, 2024 approximate their fair values because of the short-term nature of these items and are not included in this table.
Interest Rate Derivatives
As of September 30, 2025, the Company has various interest rate swaps with a total notional amount of $562.5 million ($1,400.0 million as of October 31, 2024), maturing between March 1, 2027 and July 16, 2029. The Company will receive variable rate interest payments based upon one-month U.S. dollar SOFR, and in return the Company will be obligated to pay interest at a weighted average fixed interest rate of 1.87%. This effectively will convert the borrowing rate on an amount of debt equal to the notional amount of the interest rate swaps from a variable rate to a fixed rate.
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
Gains reclassified to earnings under these contracts were $17.6 million, $34.8 million and $28.5 million for the years ended September 30, 2025 (11-month), October 31, 2024 and October 31, 2023. A derivative gain of $8.4 million, based upon interest rates at September 30, 2025, is expected to be reclassified from accumulated other comprehensive income (loss) to earnings in the next twelve months.
During the year ended September 30, 2025 (11-month), the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts were a loss of $5.3 million.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of September 30, 2025, the Company had outstanding foreign currency forward contracts in the notional amount of $165.0 million ($74.1 million as of October 31, 2024).
Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
Realized gains recorded in other expense, net under fair value contracts were $0.4 million, $1.0 million and $1.2 million for the years ended September 30, 2025 (11-month), October 31, 2024 and October 31, 2023, respectively. Unrealized net gains (losses) recognized by the Company in other expense, net were $(0.1) million, $0.1 million and zero for the years ended September 30, 2025 (11-month), October 31, 2024 and October 31, 2023, respectively.
Cross Currency Swap
As of September 30, 2025, the Company had various cross currency interest rate swaps that synthetically swap $534.9 million ($447.6 million as of October 31, 2024) of U.S. fixed rate debt to Euro denominated fixed rate debt. The Company receives a weighted average rate of 1.64% on these swaps. These agreements are designated as either net investment hedges or cash flow hedges for accounting purposes and will mature between October 5, 2026 and November 3, 2028.
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
For the years ended September 30, 2025 (11-month), October 31, 2024 and October 31, 2023, gains recorded in interest expense, net under the cross currency swap agreements were $6.9 million, $6.4 million and $5.1 million, respectively.
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
Pension Plan Assets
On an annual basis the Company compares the asset holdings of its pension plan to targets it previously established. The pension plan assets are categorized as equity securities, debt securities, fixed income securities, insurance annuities or other assets, which are considered level 1, level 2 and level 3 fair value measurements. See Note 9 herein for additional disclosures related to pension plan assets. The typical asset holdings include:
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
Non-Recurring Fair Value Measurements
The assumptions used in measuring fair value of long-lived assets are considered level 3 inputs, which include bids received from third parties, recent purchase offers, market comparable information and discounted cash flows based on assumptions that market participants would use. The assumptions used in measuring fair value of assets and liabilities held for sale are considered level 3 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. On an annual basis or when events or circumstances indicate impairment may have occurred, the Company performs impairment tests for goodwill and indefinite-lived intangibles as defined under ASC 350, “Intangibles - Goodwill and Other.”
The Company recognized asset impairment charges of $37.9 million and $2.6 million for the years ended September 30, 2025 (11-month) and October 31, 2024.
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of items including: long-lived assets held and used, net assets held for sale, goodwill and indefinite-lived intangibles for the years ended September 30, 2025 (11-month) and October 31, 2024:

	Quantitative Information about Non-Recurring Fair Value Measurements
(in millions)	Fair Value of Impairment	Valuation Technique	Unobservable Input	Range of Input Values
September 30, 2025
Impairment of Long-Lived Assets	$23.4	Discounted Cash Flows, Indicative Bids	Discounted Cash Flows, Indicative Bids	N/A
Impairment of Net Assets Held for Sale	14.5	Indicative Bids	Indicative Bids	N/A
Total	$37.9

October 31, 2024
Impairment of Long-Lived Assets	$2.6	Discounted Cash Flows, Indicative Bids	Discounted Cash Flows, Indicative Bids	N/A
Total	$2.6
During the year ended September 30, 2025 (11-month), the Company wrote down long-lived assets with a carrying value of $49.4 million to a fair value of $26.0 million, resulting in recognized asset impairment charges of $23.4 million. These charges include $0.7 million related to properties, plants and equipment, net, in the Customized Polymer Solutions reportable segment, $2.3 million related to properties, plants and equipment, net, in the Durable Metal Solutions reportable segment, $17.3 million related to properties, plants and equipment, net, in the Sustainable Fiber Solutions reportable segment, $0.5 million related to properties, plants and equipment, net, in the Integrated Solutions reportable segment, $2.4 million related to definite-lived intangibles in the Customized Polymer Solutions reportable segment and $0.2 million related to definite-lived intangibles in the Integrated Solutions reportable segment. During the year ended September 30, 2025 (11-month), the Company also recognized impairment charges of $14.5 million related to net assets held for sale in the Sustainable Fiber Solutions reportable segment.
During the year ended October 31, 2024, the Company wrote down long-lived assets with a carrying value of $10.7 million to a fair value of $8.1 million, resulting in recognized asset impairment charges of $2.6 million. These charges include $0.3 million related to properties, plants and equipment, net, in the Customized Polymer Solutions reportable segment, $0.4 million related to properties, plants and equipment, net, in the Durable Metal Solutions reportable segment, $1.7 million related to properties, plants and equipment, net, in the Sustainable Fiber Solutions reportable segment and $0.2 million related to properties, plants and equipment, net, in the Integrated Solutions reportable segment.

During the year ended October 31, 2023, the Company wrote down long-lived assets with a carrying value of $30.5 million to a fair value of $10.2 million, resulting in recognized asset impairment charges of $20.3 million. These charges include $0.1 million related to properties, plants and equipment, net, in the Customized Polymer Solutions reportable segment, $1.8 million related to properties, plants and equipment, net, in the Durable Metal Solutions reportable segment, $17.7 million related to properties, plants and equipment, net, in the Sustainable Fiber Solutions reportable segment and $0.7 million related to properties, plants and equipment, net, in the Integrated Solutions reportable segment.
NOTE 7 – STOCK-BASED COMPENSATION
Stock-based compensation is accounted for in accordance with ASC 718, “Compensation – Stock Compensation,” which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model.
The Company’s material stock-based compensation plans include the 2020 Long-Term Incentive Plan (the “2020 LTIP Plan”) and the Amended and Restated Outside Directors Equity Award Plan (the “Outside Directors Plan”). The total stock compensation expense recorded under all plans was $30.2 million, $16.6 million and $21.1 million for years ended September 30, 2025 (11-month), October 31, 2024 and October 31, 2023, respectively.
2020 Long-Term Incentive Plan
The 2020 LTIP Plan is intended to focus management on the key measures that drive superior performance over the longer term. The 2020 LTIP Plan provides key employees with incentive compensation based upon consecutive and overlapping three-year performance periods that commence at the start of every year. For each three-year performance period, the performance goals are based on performance criteria as determined by the Compensation Committee. Participants may be granted restricted stock units (“RSUs”) or performance stock units (“PSUs”) or a combination thereof.
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
The Company has made the following grants of RSUs under the 2020 LTIP Plan:

Grant Date	December 13, 2024	December 12, 2023	December 14, 2022
Service Period	11/1/2024 - 9/30/2027	11/1/2023 - 9/30/2026	11/1/2022 - 9/30/2025
RSUs Granted	123,800	120,843	105,753
Weighted Average Fair Value of RSUs	$66.61	$62.83	$68.99
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

The following table summarizes the key assumptions used in estimating the value of PSUs:

Grant Date	December 13, 2024	December 12, 2023	December 14, 2022
Performance Period	11/1/2024 - 9/30/2027	11/1/2023 - 9/30/2026	11/1/2022 - 9/30/2025
PSUs Granted	215,953	202,402	183,218
Weighted Average Fair Value of PSUs at Grant Date	$61.19	$60.77	$70.06
Weighted Average Fair Value of PSUs at Valuation Date	$58.10	$102.42	$110.57
Valuation Date Stock Price	$59.76	$59.76	$59.76
Risk-Free Rate at Valuation Date	3.6%	3.6%	—%
Estimated Volatility at Valuation Date	28.4%	29.3%	—%
During 2025, the Company issued 161,641 shares of Class A Common Stock, which excludes shares withheld for the payment of taxes owed by recipients for PSUs vested, for the performance period commenced on November 1, 2021 and ended October 31, 2024.
The total stock compensation expense recorded under the 2020 LTIP Plan was $28.8 million, $15.3 million and $19.8 million for the years ended September 30, 2025 (11-month), October 31, 2024 and October 31, 2023, respectively.
Amended and Restated Outside Directors Equity Award Plan
Under the Outside Directors Plan, the Company granted 24,012 shares of Class A Common Stock with a grant date fair value of $59.95 in 2025 and 20,925 shares of Class A Common Stock with a grant date fair value of $63.31 in 2024. The total expense recorded under the Outside Directors Plan was $1.4 million, $1.3 million and $1.3 million for the years ended September 30, 2025 (11-month), October 31, 2024 and October 31, 2023, respectively. All stock awards under the Outside Directors Plan are fully vested at the date of award but subject to restrictions on transfer until the earlier of three years from the date of award or the applicable outside director’s termination from the Board of Directors due to such director’s retirement, death or other reason.
NOTE 8 – INCOME TAXES
The provision for income taxes consists of the following:

	11 Months	12 Months	12 Months
	September 30,	October 31,	October 31,
Year Ended (in millions)	2025	2024	2023
Current
Federal	$21.8	$41.2	$61.7
State and local	11.1	7.4	15.6
Non-U.S.	60.2	59.8	49.1
Total Current	93.1	108.4	126.4
Deferred
Federal	(40.0)	(61.5)	(18.8)
State and local	2.0	(12.7)	(8.6)
Non-U.S.	9.7	(12.0)	(0.9)
Total Deferred	(28.3)	(86.2)	(28.3)
Tax expense	$64.8	$22.2	$98.1

The U.S. income (loss) before income tax expense was $(97.2) million, $47.2 million and $142.4 million for the years ended September 30, 2025 (11-month), October 31, 2024 and October 31, 2023, respectively. The non-U.S. income before income tax expense was $200.9 million, $234.5 million and $254.0 million in for the years ended September 30, 2025 (11-month), October 31, 2024 and October 31, 2023, respectively.
The following is a reconciliation of the provision for income taxes based on the federal statutory rate to the Company’s effective income tax rate:

	11 Months	12 Months	12 Months
	September 30,	October 31,	October 31,
Year Ended	2025	2024	2023
Federal statutory rate	21.00%	21.00%	21.00%
Impact of foreign tax rate differential	6.30%	1.43%	2.22%
State and local taxes, net of federal tax benefit	(2.10)%	(1.72)%	1.12%
Net impact of changes in valuation allowances	11.00%	(3.76)%	(2.76)%
Permanent book-tax differences	9.49%	6.46%	(0.32)%
Withholding taxes	11.10%	5.83%	3.68%
Tax credits	(6.90)%	(5.53)%	(0.17)%
Impact of intangible property transfers	—%	(17.45)%	—%
Unrecognized tax benefits	10.90%	0.37%	0.05%
Other items, net	1.70%	1.25%	(0.07)%
Company’s effective income tax rate	62.49%	7.88%	24.75%
The primary items that increased the Company’s effective income tax rate from the federal statutory rate in 2025 were non-recurring items affecting pre-tax income, significant permanent items that are primarily from foreign earnings currently taxed in the U.S., withholding taxes, uncertain tax positions, and valuation allowance adjustments. The increases were partially offset by tax credits.
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
On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (“OBBBA”), was enacted into law. The OBBBA permanently extends several major provisions of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing, enhanced business interest deductibility, and modifications to the international tax framework. Most provisions of the OBBBA, except for bonus depreciation, will not affect the Company until the 2026 fiscal year. The Company has evaluated the impact of the OBBBA and determined that it does not have a material impact on the consolidated financial statements for 2025.

The components of the Company’s deferred tax assets and liabilities as of September 30 and October 31 for the years indicated were as follows:

	September 30,	October 31,
(in millions)	2025	2024
Deferred tax assets
Net operating loss and other carryforwards	$130.0	$126.5
Incentive liabilities	20.2	20.5
Operating lease liabilities	44.7	68.1
Other reserves	13.5	12.5
Research and development expenses	64.1	56.7
Other	77.6	70.3
Total deferred tax assets	350.1	354.6
Valuation allowance	(113.3)	(87.4)
Net deferred tax assets	$236.8	$267.2

Deferred tax liabilities
Properties, plants and equipment	$141.8	$181.1
Operating lease assets	44.7	68.1
Timberland transactions	53.1	52.7
Goodwill and other intangible assets	158.1	163.2
Undistributed profits of non-U.S. subsidiaries	29.9	25.3
Pension liabilities	7.8	8.9
Other	25.1	26.1
Total deferred tax liabilities	460.5	525.4
Net deferred tax liability	$223.7	$258.2
As of September 30, 2025 and October 31, 2024, the Company had deferred income tax benefits of $130.0 million and $126.5 million, respectively, from net operating losses and other tax credit carryforwards. For the fiscal year ended September 30, 2025 (11-month), these losses and carryforwards consist of $22.6 million, $3.3 million and $104.1 million in U.S. Federal, U.S. state and non-U.S. jurisdictions, respectively. For the fiscal year ended October 31, 2024, these losses and carryforwards consist of $19.5 million, $10.2 million and $96.8 million in U.S. Federal, U.S. state and non-U.S. jurisdictions, respectively. The Company has recorded valuation allowances of $87.9 million and $65.2 million against non-U.S. deferred tax assets as of September 30, 2025 and October 31, 2024, respectively. The Company has also recorded valuation allowances against U.S. deferred tax assets of $25.4 million and $22.2 million, as of September 30, 2025 and October 31, 2024, respectively. The Company had net changes in valuation allowances in 2025 of $25.9 million, primarily from increases in valuation allowance in certain foreign jurisdictions.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2025	2024	2023
Balance of unrecognized tax benefit at beginning of year	$25.5	$23.4	$24.3
Increases in tax positions for prior years	6.9	1.7	0.6
Increases in tax positions for current years	3.5	3.9	4.1
Lapse in statute of limitations	(2.5)	(3.6)	(4.6)
Currency translation	1.7	0.1	(1.0)
Balance of unrecognized tax benefit at end of year	$35.1	$25.5	$23.4
The 2025 net increase in unrecognized tax benefits is primarily related to increases in unrecognized tax benefits related to the prior and current year, partially offset by decreases related to lapses in the statute of limitations. The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various non-U.S. jurisdictions and is subject to audit by various taxing authorities for 2015 through the current year. The Company has filed refund claims with the Internal Revenue

Service for 2019 and 2020. The Company is under audit for 2019, 2021 and 2022. Because the statute of limitations has lapsed for 2019 and 2020, any adjustments may only be made up to the amount of the refund claims for those years. The Company has extended the statute of limitations for 2021 and 2022.
The Company has completed its U.S. federal tax audit for the tax years through 2016, and the statutes of limitations have expired for years 2017 through 2020. The Company has filed a refund claim for 2019 and is under audit for this year. Adjustments may only be made up to the amount of the refund claim.
The September 30, 2025, October 31, 2024, and October 31, 2023 balances include $35.1 million, $25.5 million and $23.4 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense net of tax, as applicable. As of September 30, 2025 and October 31, 2024, the Company had accrued for the payment of interest and penalties in the amounts of $7.7 million and $3.8 million, respectively.
The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through September 30, 2025 (11-month) under ASC 740, “Income Taxes.” The Company’s estimate is based on lapses of the applicable statutes of limitations, settlements and payments of uncertain tax positions. Though actual results may materially differ, the estimated net decrease in unrecognized tax benefits for the next 12 months could be up to $13.6 million.
NOTE 9 – POST-RETIREMENT BENEFIT PLANS
Defined Benefit Pension Plans
The Company has certain non-contributory defined benefit pension plans for salaried and hourly employees in the United States, Germany, the Netherlands and the United Kingdom. The Company uses a measurement date of September 30 beginning with fiscal 2025 and used October 31 for fiscal 2024 or any prior fiscal years for its pension plans. The salaried employees plans’ benefits are based primarily on years of service and earnings. The hourly employees plans’ benefits are based primarily upon years of service, and certain benefit provisions are subject to collective bargaining. The Company contributes an amount that is not less than the minimum funding and not more than the maximum tax-deductible amount to these plans. Salaried employees in the United States who commence service on or after November 1, 2007 are not eligible to participate in the U.S. defined benefit pension plan, but are eligible to participate in a defined contribution retirement program. Salaried employees outside the U.S. also have various dates in which they are not eligible to participate in the respective defined benefit pension plans, but are eligible to participate in a defined contribution retirement program. The category “International” represents the non-contributory defined benefit pension plans in Germany, the Netherlands and the United Kingdom for September 30, 2025 (11-month) and October 31, 2024.
Pension plan contributions by the Company totaled $4.8 million during 2025 (11-month), which consisted of $1.0 million of employer contributions and $3.8 million of benefits paid directly by the Company. Pension plan contributions, including benefits paid directly by the Company, totaled $7.9 million and $27.5 million during 2024 and 2023, respectively. Contributions, including benefits paid directly by the Company, during 2026 are expected to be approximately $6.0 million.
The following table presents the number of participants in the defined benefit plans:

September 30, 2025	Consolidated	United States	International
Active participants	922	842	80
Vested former employees and deferred members	3,274	2,809	465
Retirees and beneficiaries	3,657	2,351	1,306

October 31, 2024	Consolidated	United States	International
Active participants	1,323	1,239	84
Vested former employees and deferred members	3,129	2,672	457
Retirees and beneficiaries	3,446	2,240	1,206

The weighted average assumptions used to measure the year-end benefit obligations as of September 30 and October 31 were as follows:

	September 30,	October 31,
	2025	2024
Discount rate	5.12%	5.11%
Rate of compensation increase	2.96%	2.96%
The weighted average assumptions used to determine the pension cost for the years ended September 30 and October 31 were as follows:

	11 Months	12 Months	12 Months
	September 30,	October 31,	October 31,
Year Ended	2025	2024	2023
Discount rate	5.11%	6.05%	5.61%
Expected return on plan assets	5.58%	5.84%	4.99%
Rate of compensation increase	2.96%	2.96%	2.99%
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
Based on the Company’s analysis of future expectations of asset performance, past return results and its current and expected asset allocations, the Company has assumed a 5.58% long-term expected return on those assets for cost recognition in 2025. For the defined benefit pension plans, the Company applies its expected rate of return to a market-related value of assets, which stabilizes variability in the amounts to which the Company applies that expected return.
The Company amortizes experience gains and losses as well as the effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.
During the year ended September 30, 2025 (11 months), the Company sold the Containerboard Business and decided to freeze benefit accruals for certain union and non-union participants in the United States pension plan effective December 31 2025. The curtailment item described above resulted in a reduction to the projected benefit obligation, as well as accumulated other comprehensive loss by $11.2 million.
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

Benefit Obligations
The components of net periodic pension cost include the following:

For the year ended September 30, 2025 (11-month)
(in millions)	Consolidated	United States	International
Service cost	$5.0	$3.8	$1.2
Interest cost	28.4	21.8	6.6
Expected return on plan assets	(35.1)	(27.1)	(8.0)
Amortization of prior service benefit	(0.1)	—	(0.1)
Recognized net actuarial loss	0.5	—	0.5
Net periodic pension (income) cost	$(1.3)	$(1.5)	$0.2
For the year ended October 31, 2024
(in millions)	Consolidated	United States	International
Service cost	$5.7	$4.2	$1.5
Interest cost	34.9	26.7	8.2
Expected return on plan assets	(43.5)	(33.4)	(10.1)
Amortization of prior service benefit	(0.3)	(0.2)	(0.1)
Recognized net actuarial gain	(0.9)	(0.9)	—
Net periodic pension (income) cost	$(4.1)	$(3.6)	$(0.5)
For the year ended October 31, 2023
(in millions)	Consolidated	United States	International
Service cost	$6.8	$5.3	$1.5
Interest cost	35.0	26.8	8.2
Expected return on plan assets	(39.0)	(30.6)	(8.4)
Amortization of prior service benefit	(0.4)	(0.3)	(0.1)
Recognized net actuarial (gain) loss	(2.1)	(2.2)	0.1
Special Events
Settlement	3.5	—	3.5
Net periodic pension (income) cost	$3.8	$(1.0)	$4.8
Benefit obligations are described in the following tables. Accumulated and projected benefit obligations (“ABO” and “PBO”) represent the obligations of a pension plan for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO is ABO increased to reflect expected future compensation.

The following table sets forth the plans’ change in projected benefit obligation:

For the year ended September 30, 2025 (11-month)
(in millions)	Consolidated	United States	International
Change in benefit obligation:
Benefit obligation at beginning of year	$654.1	$469.9	$184.2
Service cost	5.0	3.8	1.2
Interest cost	28.4	21.8	6.6
Plan participant contributions	0.2	—	0.2
Expenses paid from assets	(2.9)	(1.9)	(1.0)
Actuarial (gain) loss	(0.6)	10.2	(10.8)
Foreign currency impact	9.1	—	9.1
Benefits paid	(48.8)	(38.4)	(10.4)
Curtailments	(11.2)	(11.2)	—
Discontinued operations	1.1	1.1	—
Benefit obligation at end of year	$634.4	$455.3	$179.1
For the year ended October 31, 2024
(in millions)	Consolidated	United States	International
Change in benefit obligation:
Benefit obligation at beginning of year	$604.1	$437.5	$166.6
Service cost	5.7	4.2	1.5
Interest cost	34.9	26.7	8.2
Plan participant contributions	0.2	—	0.2
Expenses paid from assets	(3.2)	(1.5)	(1.7)
Actuarial loss	52.8	40.8	12.0
Foreign currency impact	8.5	—	8.5
Benefits paid	(49.9)	(38.9)	(11.0)
Discontinued operations	1.1	1.1	—
Other	(0.1)	—	(0.1)
Benefit obligation at end of year	$654.1	$469.9	$184.2

The following tables set forth the PBO, ABO, plan assets and instances where the ABO exceeds the plan assets for the respective years:

(in millions)	Consolidated	United States	International
Actuarial value of benefit obligations and plan assets
September 30, 2025
Projected benefit obligation	$634.4	$455.3	$179.1
Accumulated benefit obligation	632.0	454.0	178.0
Plan assets	639.3	486.4	152.9
October 31, 2024
Projected benefit obligation	$654.1	$469.9	$184.2
Accumulated benefit obligation	640.1	457.4	182.7
Plan assets	640.9	482.8	158.1
Plans with ABO in excess of Plan assets
September 30, 2025
Accumulated benefit obligation	$110.8	$28.5	$82.3
Plan assets	52.8	—	52.8
October 31, 2024
Accumulated benefit obligation	$109.4	$28.8	$80.6
Plan assets	51.7	—	51.7
The actuarial (gain) loss for all pension plans was primarily related to a change in discount rates used to measure the benefit obligations of those plans.
Future benefit payments for the Company’s global plans, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five years thereafter, are as follows:

(in millions)	Expected Benefit Payments
Year(s)
2026	$73.1
2027	63.7
2028	56.2
2029	54.6
2030	51.9
2031-2035	228.5
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

The Company’s weighted average asset allocations at the measurement date and the target asset allocations by category are as follows:

Asset Category	2026 Target	2025 Target	2025 Actual
Equity securities	18%	20%	18%
Debt securities	56%	53%	57%
Other	26%	27%	25%
Total	100%	100%	100%
The fair value of the pension plans’ investments is presented below. The inputs and valuation techniques used to measure the fair value of the assets are consistently applied and described in Note 6 of the Notes to the Consolidated Financial Statements.

For the year ended September 30, 2025 (11-month)
(in millions)	Consolidated	United States	International
Change in plan assets:
Fair value of plan assets at beginning of year	$640.9	$482.8	$158.1
Actual return on plan assets	38.1	41.6	(3.5)
Expenses paid	(2.9)	(1.9)	(1.0)
Plan participant contributions	0.2	—	0.2
Foreign currency impact	7.0	—	7.0
Employer contributions	1.0	—	1.0
Benefits paid out of plan	(45.0)	(36.1)	(8.9)
Fair value of plan assets at end of year	$639.3	$486.4	$152.9
For the year ended October 31, 2024
(in millions)	Consolidated	United States	International
Change in plan assets:
Fair value of plan assets at beginning of year	$584.0	$431.6	$152.4
Actual return on plan assets	96.9	88.5	8.4
Expenses paid	(3.2)	(1.5)	(1.7)
Plan participant contributions	0.2	—	0.2
Foreign currency impact	8.7	—	8.7
Employer contributions	3.4	—	3.4
Benefits paid out of plan	(45.3)	(35.8)	(9.5)
Other	(3.8)	—	(3.8)
Fair value of plan assets at end of year	$640.9	$482.8	$158.1

The following table presents the fair value measurements for the pension assets:

	Fair Value Measurement
As of September 30, 2025 (in millions)	Level 1	Level 2	Level 3	Total
Asset Category
Mutual funds	$34.4	$0.1	$—	$34.5
Cash	4.7	—	—	4.7
Corporate bonds	—	174.0	—	174.0
Government bonds	—	103.1	—	103.1
Other assets	—	4.8	—	4.8
Total Assets in the Fair Value Hierarchy	39.1	282.0	—	321.1
Investments Measured at Net Asset Value
Insurance contracts				148.3
Common stock funds				81.7
Corporate bond funds				123.7
Investments at Fair Value*	$39.1	$282.0	$—	$674.8

	Fair Value Measurement
As of October 31, 2024 (in millions)	Level 1	Level 2	Level 3	Total
Asset Category
Mutual funds	$40.0	$0.1	$—	$40.1
Cash	6.9	—	—	6.9
Corporate bonds	—	164.5	—	164.5
Government bonds	—	80.1	—	80.1
Other assets	—	4.2	—	4.2
Total Assets in the Fair Value Hierarchy	46.9	248.9	—	295.8
Investments Measured at Net Asset Value
Insurance contracts				153.6
Common stock funds				97.1
Corporate bond funds				116.9
Investments at Fair Value*	$46.9	$248.9	$—	$663.4
* Excludes net payables of $35.5 million and $22.5 million as of September 30, 2025 and October 31, 2024, which consists of interest and pending sales and purchases of securities.

Financial statement presentation including other comprehensive income:

As of September 30, 2025
(in millions)	Consolidated	United States	International
Unrecognized net actuarial loss	$102.3	$21.8	$80.5
Unrecognized prior service benefit	(0.7)	—	(0.7)
Accumulated other comprehensive loss - pre-tax	$101.6	$21.8	$79.8
Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$64.1	$59.6	$4.5
Accrued benefit liability	(59.2)	(28.5)	(30.7)
Accumulated other comprehensive loss - pre-tax	101.6	21.8	79.8
Net amount recognized	$106.5	$52.9	$53.6
As of October 31, 2024
(in millions)	Consolidated	United States	International
Unrecognized net actuarial loss	$115.1	$37.4	$77.7
Unrecognized prior service benefit	(0.8)	—	(0.8)
Accumulated other comprehensive loss - pre-tax	$114.3	$37.4	$76.9
Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$46.0	$41.7	$4.3
Accrued benefit liability	(59.2)	(28.8)	(30.4)
Accumulated other comprehensive loss - pre-tax	114.3	37.4	76.9
Net amount recognized	$101.1	$50.3	$50.8

	11 Months	12 Months
(in millions)	September 30, 2025	October 31, 2024
Accumulated other comprehensive loss at beginning of year	$114.3	$109.2
Increase or (decrease) in accumulated other comprehensive loss
Net prior service cost amortized	0.1	0.3
Net (gain) loss amortized	(0.5)	0.9
Liability (gain) loss	(11.8)	52.8
Asset gain	(3.1)	(53.5)
Other adjustments	—	0.3
(Decrease) increase in accumulated other comprehensive loss	(15.3)	0.8
Foreign currency impact	2.6	4.3
Accumulated other comprehensive loss at year end	$101.6	$114.3
Supplemental Employee Retirement Plan
The Company has a supplemental employee retirement plan that is an unfunded plan providing supplementary retirement benefits primarily to certain executives and longer-service employees who participate or have participated in the U.S. defined benefit pension plan. The present benefit obligation of the supplemental employee retirement plan is included in the United States defined benefit pension plans above.
Defined contribution plans
The Company has several voluntary 401(k) savings plans that cover eligible employees in the U.S. For certain plans, the Company matches a percentage of each employee’s contribution up to a maximum percentage of base salary. The Company’s contributions to the 401(k) plans were $29.8 million, $29.0 million and $29.1 million in 2025 (11-month), 2024 and 2023, respectively.

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
Environmental Reserves
As of September 30, 2025 and October 31, 2024, the Company has accrued $9.8 million for the Diamond Alkali Superfund Site. It is possible that there could be resolution of uncertainties in the future that would require the Company to record charges, which could be material to future earnings.
Aside from the Diamond Alkali Superfund Site, other environmental reserves of the Company as of September 30, 2025 and October 31, 2024 included $7.5 million and $6.7 million, respectively, for its various facilities around the world.
As of September 30, 2025 and October 31, 2024, the Company’s environmental reserves were $17.3 million and $16.5 million, respectively. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs.
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

The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding

* Diluted Class B EPS calculation is identical to Basic Class B calculation

The following table provides EPS information for each period, respectively:

	11 Months	12 Months	12 Months
	September 30,	October 31,	October 31,
Year Ended (in millions, except per share data)	2025	2024	2023
Numerator
Numerator for basic and diluted EPS
Net income from continuing operations attributable to Greif, Inc.	$15.1	$235.9	$280.6
Net income from discontinued operations attributable to Greif, Inc.	824.9	32.9	78.6
Net income attributable to Greif, Inc.	840.0	268.8	359.2
Dividends declared	(126.4)	(121.0)	(116.5)
Undistributed net income attributable to Greif, Inc.	$713.6	$147.8	$242.7
Denominator
Denominator for basic EPS –
Class A common stock	26.1	25.8	25.6
Class B common stock	21.3	21.3	21.5
Denominator for diluted EPS –
Class A common stock	26.3	26.0	26.0
Class B common stock	21.3	21.3	21.5
EPS Basic
Class A common stock (continued operations) - basic	$0.27	$4.09	$4.86
Class A common stock (discontinued operations) - basic	$14.20	$0.57	$1.36
Earnings per Class A common stock - basic	$14.47	$4.66	$6.22
Class B common stock (continued operations) - basic	$0.38	$6.13	$7.28
Class B common stock (discontinued operations) - basic	$21.31	$0.85	$2.04
Earnings per Class B common stock - basic	$21.69	$6.98	$9.32
EPS Diluted
Class A common stock (continued operations) - diluted	$0.28	$4.08	$4.81
Class A common stock (discontinued operations) - diluted	$14.06	$0.56	$1.34
Earnings per Class A common stock - diluted	$14.34	$4.64	$6.15
Class B common stock (continued operations) - diluted	$0.38	$6.13	$7.28
Class B common stock (discontinued operations) - diluted	$21.31	$0.85	$2.04
Earnings per Class B common stock - diluted	$21.69	$6.98	$9.32
The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.
Common Stock Repurchases
The Board of Directors has authorized the Company to repurchase shares of the Company’s Class A Common Stock or Class B Common Stock or any combination of the foregoing. As of September 30, 2025, the remaining number of shares that may be repurchased under this authorization were 2,504,836. There were no shares repurchased during 2025 (11-month).
On November 11, 2025, the Company entered into agreements to execute an open market repurchase plan for approximately $150.0 million utilizing this available authorization beginning in the first quarter of fiscal 2026.

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
September 30, 2025:
Class A common stock	128,000,000	42,281,920	26,169,944	16,111,976
Class B common stock	69,120,000	34,560,000	21,331,127	13,228,873
October 31, 2024:
Class A common stock	128,000,000	42,281,920	25,850,270	16,431,650
Class B common stock	69,120,000	34,560,000	21,331,127	13,228,873
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	11 Months	12 Months	12 Months
	September 30,	October 31,	October 31,
Year Ended	2025	2024	2023
Class A Common Stock:
Basic shares	26,076,015	25,751,386	25,592,928
Assumed conversion of stock options and unvested shares	268,937	226,015	406,303
Diluted shares	26,344,952	25,977,401	25,999,231
Class B Common Stock:
Basic and diluted shares	21,331,127	21,331,127	21,472,531
NOTE 12 – LEASES
The Company leases certain buildings, warehouses, land, transportation equipment, operating equipment and office equipment with remaining lease terms from less than 1 year up to 17 years. The Company reviews all options to extend, terminate, or purchase a right of use asset at the time of lease inception and accounts for options deemed reasonably certain.
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
As of September 30, 2025, the Company had no significant leases that had not commenced.
The following table presents the lease expense components:

	11 Months	12 Months
Year Ended (in millions)	September 30, 2025	October 31, 2024
Operating lease cost	$53.2	$58.9
Finance lease cost - amortization	6.1	6.3
Finance lease cost - interest	1.8	2.3
Other lease cost*	27.7	28.9
Total lease cost	$88.8	$96.4
*includes variable and short-term lease costs

Future maturity for the Company’s lease liabilities, during the next five years, and in the aggregate for the years thereafter, are as follows:

(in millions)	Operating Leases	Finance Leases	Total expected payments
2026	$50.9	$8.4	$59.3
2027	40.9	6.2	47.1
2028	33.9	6.0	39.9
2029	25.1	5.3	30.4
2030	14.5	5.0	19.5
Thereafter	56.4	4.6	61.0
Total lease payments	$221.7	$35.5	$257.2
Less: interest	(33.9)	(0.7)	(34.6)
Lease liabilities	$187.8	$34.8	$222.6
The following table presents the weighted-average lease term and discount rate as of September 30, 2025 and October 31, 2024:

	11 Months	12 Months
	September 30, 2025	October 31, 2024
Weighted-average remaining lease term (years):
Operating leases	7.9	8.0
Finance leases	5.4	6.2
Weighted-average discount rate:
Operating leases	4.70%	4.57%
Finance leases	6.32%	6.23%
The following table presents other required lease related information:

	11 Months	12 Months
(in millions)	September 30, 2025	October 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating liabilities	$53.0	$59.1
Financing cash flows used for finance leases	5.5	5.5
Leased assets obtained in exchange for new lease liabilities:
Leased assets obtained in exchange for new operating lease liabilities	5.4	60.5
Leased assets obtained in exchange for new finance lease liabilities	0.8	5.2
NOTE 13 – BUSINESS SEGMENT INFORMATION
As previously announced, effective November 1, 2024, the Company implemented changes to its reporting structure, moving to a material solution-based structure. The Company realigned its organizational structure to four operating segments and four reportable segments: Customized Polymer Solutions; Durable Metal Solutions; Sustainable Fiber Solutions; and Integrated Solutions.
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

Operations in the Sustainable Fiber Solutions reportable segment involve the production and sale of fiber-based packaging products, including fibre drums, uncoated recycled board, coated recycled board, tubes and cores and specialty partitions made from uncoated recycled board, coated recycled board and containerboard. The fiber-based packaging products are sold in North America in industries such as packaging, automotive, construction, food and beverage and building products. In addition, this reportable segment included the Soterra Business through the end of fiscal 2025.
Operations in the Integrated Solutions reportable segment involve the production and sale of complimentary packaging products, such as paints, linings and closure systems for industrial packaging products and related services. In addition, this reportable segment is involved in the purchase and sale of recycled fiber and the production and sale of adhesives used in the Company’s paperboard products. These products and services are used internally by the Company and are also sold to external customers.
The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The Company’s CODM reviews financial information presented on material solution-based operating segments for purposes of making operating decisions and assessing financial performance. The primary measurement used by the CODM to measure the financial performance of each segment is operating profit. The CODM uses operating profit for each segment in the strategic planning, budgeting and forecasting process along with reviewing operating profit quarterly for evaluating results relative to employee compensation targets and making decisions about allocating capital and other resources. Intercompany balances were eliminated in consolidation and are not reviewed when evaluating segment performance.

As disclosed above, the Company completed the Containerboard Divestiture in the fourth quarter of 2025. The Containerboard Business was previously reported under the Company’s Sustainable Fiber Solutions segment. The Containerboard Divestiture qualifies as discontinued operations. The Company’s allocation of corporate expenses to each reportable segment was updated to reflect how management measures performance and allocates resources with the Containerboard Business being excluded from continuing operations. The Company has recast data from prior periods to reflect this change to conform to the current year presentation.
The following table presents reportable segment information for the year ended September 30, 2025 (11-month):

	Year Ended September 30, 2025 (11-month)
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Integrated Solutions	Consolidated
Net sales by geographic area:
United States*	$496.3	$251.8	$1,051.9	$225.9	$2,025.9
Europe, Middle East and Africa	467.4	798.8	0.9	42.6	1,309.7
Asia Pacific and Other Americas	205.9	317.6	44.1	29.9	597.5
Net sales	1,169.6	1,368.2	1,096.9	298.4	3,933.1
Costs of products sold	915.9	1,085.7	846.9	213.1	3,061.6
Selling, general and administrative expenses	207.2	167.3	154.0	73.4	601.9
Acquisition and integration related costs	7.1	—	—	—	7.1
Restructuring and other charges	9.6	12.5	36.4	4.1	62.6
Non-cash asset impairment charges	3.1	2.3	31.8	0.7	37.9
(Gain) loss on disposal of properties, plants and equipment, net	(0.2)	(7.6)	0.3	—	(7.5)
Loss on disposal of businesses, net	—	—	0.5	1.4	1.9
Operating profit	26.9	108.0	27.0	5.7	167.6
* The United States is the only country material to present individually. All other countries have been aggregated into regions.

The following table presents reportable segment information for the year ended October 31, 2024:

	Year Ended October 31, 2024
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Integrated Solutions	Consolidated
Net sales by geographic area:
United States*	$508.8	$314.7	$1,188.4	$300.6	$2,312.5
Europe, Middle East and Africa	438.2	905.1	0.7	44.0	1,388.0
Asia Pacific and Other Americas	188.1	382.3	53.2	30.8	654.4
Net sales	1,135.1	1,602.1	1,242.3	375.4	4,354.9
Costs of products sold	912.4	1,282.9	994.3	266.2	3,455.8
Selling, general and administrative expenses	164.0	183.7	161.7	80.5	589.9
Acquisition and integration related costs	17.2	—	1.3	—	18.5
Restructuring and other charges	2.3	3.0	(0.8)	0.9	5.4
Non-cash asset impairment charges	0.3	0.4	1.7	0.2	2.6
Gain on disposal of properties, plants and equipment, net	(0.2)	(2.8)	(3.4)	(2.7)	(9.1)
Gain on disposal of businesses, net	—	—	—	(46.0)	(46.0)
Operating profit	39.1	134.9	87.5	76.3	337.8
* The United States is the only country material to present individually. All other countries have been aggregated into regions.
The following table presents reportable segment information for the year ended October 31, 2023:

	Year Ended October 31, 2023
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Integrated Solutions	Consolidated
Net sales by geographic area:
United States*	$442.3	$336.4	$1,254.4	$255.9	$2,289.0
Europe, Middle East and Africa	380.1	893.4	0.6	36.8	1,310.9
Asia Pacific and Other Americas	94.7	401.9	52.9	25.9	575.4
Net sales	917.1	1,631.7	1,307.9	318.6	4,175.3
Costs of products sold	706.3	1,323.1	988.4	228.9	3,246.7
Selling, general and administrative expenses	110.8	166.5	167.5	65.5	510.3
Acquisition and integration related costs	10.8	—	8.2	—	19.0
Restructuring and other charges	2.1	1.7	12.5	2.4	18.7
Non-cash asset impairment charges	0.1	1.8	17.7	0.7	20.3
Loss (gain) on disposal of properties, plants and equipment, net	0.2	(4.5)	2.1	(0.3)	(2.5)
Gain on disposal of businesses, net	(9.4)	—	(54.6)	—	(64.0)
Operating profit	96.2	143.1	166.1	21.4	426.8
* The United States is the only country material to present individually. All other countries have been aggregated into regions.

The following table presents additional reportable segment information:

	11 Months	12 Months	12 Months
	September 30,	October 31,	October 31,
Year Ended (in millions)	2025	2024	2023
Depreciation, depletion and amortization expense:
Customized Polymer Solutions	$86.3	$79.3	$47.4
Durable Metal Solutions	25.6	29.1	28.7
Sustainable Fiber Solutions	91.8	106.6	109.4
Integrated Solutions	9.0	12.7	12.5
Total depreciation, depletion and amortization expense	$212.7	$227.7	$198.0

Capital expenditures:
Customized Polymer Solutions	$37.3	$46.1	$37.7
Durable Metal Solutions	19.2	25.7	32.1
Sustainable Fiber Solutions	44.4	44.8	70.2
Integrated Solutions	5.2	5.9	12.1
Total segment	106.1	122.5	152.1
Corporate and other	1.4	1.8	18.0
Total capital expenditures	$107.5	$124.3	$170.1
The following table presents total assets by reportable segment and total long lived assets, net by geographic area:

(in millions)	September 30, 2025	October 31, 2024
Assets:
Customized Polymer Solutions	$1,872.9	$1,818.7
Durable Metal Solutions	1,184.3	1,183.8
Sustainable Fiber Solutions	1,848.1	2,788.8
Integrated Solutions	403.2	403.1
Total segment	5,308.5	6,194.4
Corporate and other*	458.3	453.2
Total assets	$5,766.8	$6,647.6
*Corporate and other assets held at corporate level or used by corporate functions that are not directly attributable to reportable segments.

Property, plant and equipment, net and lease right-of-use assets:
United States*	$814.7	$1,119.9
Europe, Middle East and Africa	392.2	373.7
Asia Pacific and other Americas	148.9	146.0
Total properties, plants and equipment, net	$1,355.8	$1,639.6
*The United States is the only country material to present individually. All other countries have been aggregated into regions.

NOTE 14 – COMPREHENSIVE INCOME (LOSS)
The following table provides the roll forward of accumulated other comprehensive income (loss) for the years ended September 30, 2025 (11-month) and October 31, 2024:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2023	$(317.7)	$71.7	$(70.5)	$(316.5)
Other Comprehensive Income (Loss)	$3.6	$(37.8)	$(4.4)	$(38.6)
Balance as of October 31, 2024	$(314.1)	$33.9	$(74.9)	$(355.1)
Other Comprehensive Income (Loss)	113.0	(25.8)	17.1	104.3
Balance as of September 30, 2025	$(201.1)	$8.1	$(57.8)	$(250.8)
The components of accumulated other comprehensive income above are presented net of tax, as applicable.
NOTE 15 – REDEEMABLE NONCONTROLLING INTERESTS
Redeemable noncontrolling interests related to joint ventures are held by the respective noncontrolling interest owners. The holders of these interests share in the profits and losses of these entities on a pro-rata basis with the Company. However, certain noncontrolling interest owners have the right to put all or a portion of those noncontrolling interests to the Company at a formulaic price after a set period of time, specific to each agreement.
On May 30, 2025, the Company redeemed the remaining 20% ownership interest in one of its noncontrolling interests, increasing ownership from 80% to 100% in an all-cash transaction for $38.7 million.
Redeemable noncontrolling interests are reflected in the consolidated balance sheets at redemption value. The following table provides the rollforward of the redeemable noncontrolling interest for the years ended September 30, 2025 (11-month) and October 31, 2024:

(in millions)	Redeemable Noncontrolling Interest
Balance as of October 31, 2023	$125.3
Current period mark to redemption value	(1.0)
Acquisition of redeemable shareholder interest	2.0
Redeemable noncontrolling interest share of income	8.5
Dividends to redeemable noncontrolling interest and other	(4.9)
Balance as of October 31, 2024	129.9
Current period mark to redemption value	4.6
Repurchase of redeemable shareholder interest	(40.9)
Redeemable noncontrolling interest share of income	6.6
Dividends to redeemable noncontrolling interest and other	(7.9)
Balance as of September 30, 2025	$92.3

NOTE 16 – QUARTERLY FINANCIAL DATA (UNAUDITED)
The quarterly results of operations for 2025 and 2024 are shown below:

	2025
(in millions, except per share amounts)	January 31,	April 30,	July 31,	September 30,
Net sales	$995.8	$1,101.3	$1,134.7	$701.3
Costs of products sold	801.1	841.4	877.4	541.7
Gross profit	194.7	259.9	257.3	159.6
Selling, general and administrative expenses	157.1	161.8	157.0	126.0
Acquisition and integration related costs	2.2	2.0	1.2	1.7
Restructuring and other charges	2.7	14.6	25.2	20.1
Non-cash asset impairment charges	13.7	10.7	3.4	10.1
(Gain) loss on disposal of properties, plants and equipment, net	(1.6)	0.5	(2.6)	(3.8)
Loss on disposal of businesses, net	0.9	0.5	—	0.5
Operating profit	19.7	69.8	73.1	5.0
Interest expense, net	16.2	15.6	14.5	9.8
Other expense (income), net	0.4	(0.2)	2.8	4.8
Income (loss) before income tax expense and equity earnings of unconsolidated affiliates, net	3.1	54.4	55.8	(9.6)
Income tax expense	2.6	23.6	11.8	26.8
Equity earnings of unconsolidated affiliates, net of tax	(0.4)	(0.4)	(0.7)	2.2
Net income (loss) from continuing operations	0.9	31.2	44.7	(38.6)
Net income from discontinued operations, net tax	13.5	23.3	24.7	763.4
Net income	14.4	54.5	69.4	724.8
Net income attributable to noncontrolling interests	(5.8)	(7.2)	(5.4)	(4.7)
Net income attributable to Greif, Inc.	$8.6	$47.3	$64.0	$720.1
Basic earnings (loss) per share attributable to Greif, Inc. common shareholders:
Class A common stock (continued operations) - basic	$(0.08)	$0.42	$0.67	$(0.74)
Class A common stock (discontinued operations) - basic	$0.23	$0.40	$0.43	$13.14
Earnings per Class A common stock - basic	$0.15	$0.82	$1.10	$12.40
Class B common stock (continued operations) - basic	$(0.13)	$0.62	$1.02	$(1.13)
Class B common stock (discontinued operations) - basic	$0.35	$0.60	$0.64	$19.72
Earnings per Class B common stock - basic	$0.22	$1.22	$1.66	$18.59
Diluted earnings (loss) per share attributed to Greif, Inc. common shareholders:
Class A common stock (continued operations) - diluted	$(0.08)	$0.42	$0.67	$(0.73)
Class A common stock (discontinued operations) - diluted	$0.23	$0.40	$0.43	$13.00
Earnings per Class A common stock - diluted	$0.15	$0.82	$1.10	$12.27
Class B common stock (continued operations) - diluted	$(0.13)	$0.62	$1.02	$(1.13)
Class B common stock (discontinued operations) - diluted	$0.35	$0.60	$0.64	$19.72
Earnings per Class B common stock - diluted	$0.22	$1.22	$1.66	$18.59

	2024
(in millions, except per share amounts)	January 31,	April 30,	July 31,	October 31,
Net sales	$965.5	$1,117.5	$1,164.9	$1,107.0
Costs of products sold	781.8	874.9	920.0	879.1
Gross profit	183.7	242.6	244.9	227.9
Selling, general and administrative expenses	134.9	155.9	152.8	146.3
Acquisition and integration related costs	2.6	11.5	2.0	2.4
Restructuring and other charges	5.7	(6.8)	2.7	3.8
Non-cash asset impairment charges	1.3	0.4	0.2	0.7
Gain on disposal of properties, plants and equipment, net	(2.7)	(0.3)	(3.4)	(2.7)
(Gain) loss on disposal of businesses, net	—	—	(46.1)	0.1
Operating profit	41.9	81.9	136.7	77.3
Interest expense, net	2.4	8.2	18.8	16.6
Other expense (income), net	9.1	(0.4)	0.8	0.6
Income before income tax expense and equity earnings of unconsolidated affiliates, net	30.4	74.1	117.1	60.1
Income tax (benefit) expense	(38.8)	21.3	33.5	6.2
Equity earnings of unconsolidated affiliates, net of tax	(0.5)	(0.7)	(0.9)	(1.0)
Net income from continuing operations	69.7	53.5	84.5	54.9
Net income (loss) from discontinued operations, net tax	4.6	(1.5)	9.1	20.7
Net income	74.3	52.0	93.6	75.6
Net income attributable to noncontrolling interests	(7.1)	(7.6)	(6.5)	(5.5)
Net income attributable to Greif, Inc.	$67.2	$44.4	$87.1	$70.1
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock (continued operations) - basic	$1.09	$0.80	$1.35	$0.85
Class A common stock (discontinued operations) - basic	$0.08	$(0.03)	$0.16	$0.36
Earnings per Class A common stock - basic	$1.17	$0.77	$1.51	$1.21
Class B common stock (continued operations) - basic	$1.63	$1.19	$2.02	$1.29
Class B common stock (discontinued operations) - basic	$0.12	$(0.04)	$0.24	$0.53
Earnings per Class B common stock - basic	$1.75	$1.15	$2.26	$1.82
Diluted earnings per share attributed to Greif, Inc. common shareholders:
Class A common stock (continued operations) - diluted	$1.09	$0.80	$1.34	$0.85
Class A common stock (discontinued operations) - diluted	$0.08	$(0.03)	$0.16	$0.35
Earnings per Class A common stock - diluted	$1.17	$0.77	$1.50	$1.20
Class B common stock (continued operations) - diluted	$1.63	$1.19	$2.02	$1.29
Class B common stock (discontinued operations) - diluted	$0.12	$(0.04)	$0.24	$0.53
Earnings per Class B common stock - diluted	$1.75	$1.15	$2.26	$1.82

Report of Independent Registered Public Accounting Firm
To the shareholders and Board of Directors of Greif, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Greif, Inc. and subsidiary companies (the “Company”) as of September 30, 2025 and October 31, 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for the eleven months ended September 30, 2025, and for each of the two years in the period ended October 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and October 31, 2024, and the results of its operations and its cash flows for the eleven months ended September 30, 2025, and for each of the two years in the period ended October 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 19, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Goodwill – Customized Polymer Solutions - Small Plastics & Jerrycans & Customized Polymer Solutions – Intermediate Bulk Containers Reporting Units - Refer to Notes 1 & 3 to the Financial Statements
Critical Audit Matter Description
The Company evaluates goodwill for impairment at least annually on August 1 or when events and circumstances indicate an impairment may have occurred. On November 1, 2024, management realigned its reporting structure moving to a material solution-based structure, which resulted in a segment realignment. As a result of the segment realignment, the Company allocated goodwill to the reporting units. In conjunction with the goodwill allocation, the Company tested its reporting units on November 1, 2024 for potential impairment immediately before and after the segment realignment and concluded that the estimated fair value of each reporting unit exceeded its respective carrying value.
The Company’s evaluation of goodwill for impairment involves comparing the carrying value of the reporting unit to the estimated fair value of the reporting unit. The Company’s determination of the estimated fair value of the reporting units is based on a discounted cash flow analysis utilizing the income approach and market multiple approach. The determination of the estimated fair value of the reporting units using the market approach and the income approach requires management to make significant estimates and assumptions related to the valuation of the reporting units. Changes in these assumptions could have a significant impact on either the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. The Company’s consolidated goodwill balance was $1,697 billion as of September 30, 2025, of which $365 million and $127 million was allocated to the Customized Polymer Solutions – Small Plastics & Jerrycans reporting unit and Customized Polymer Solutions – Intermediate Bulk Containers reporting unit, respectively. The estimated fair value of the Customized Polymer Solutions – Small Plastics & Jerrycans and Customized Polymer Solutions – Intermediate Bulk Containers reporting units exceeded their carrying value, therefore no impairment was recognized.
We identified the valuations of the Customized Polymer Solutions – Small Plastics & Jerrycans and Customized Polymer Solutions – Intermediate Bulk Containers reporting units as a critical audit matter because of the significant judgments made by management to estimate the fair values. This required a high degree of auditor judgment and an increased extent of effort to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of future net sales, EBITDA margin and discount rate, as well as the selection of EBITDA multiples used in the market approach, including the need to involve our internal fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future net sales, EBITDA margins, and discount rates, as well as the selection of EBITDA multiples for the Customized Polymer Solutions – Small Plastics & Jerrycans and Customized Polymer Solutions – Intermediate Bulk Containers reporting units included the following, among others:
•We tested the effectiveness of internal controls over management’s goodwill impairment evaluation, including those over the business assumptions used in the determination of the fair value of the Customized Polymer Solutions – Small Plastics & Jerrycans & Customized Polymer Solutions – Intermediate Bulk Containers reporting units, such as management’s assumptions used to develop expected future net sales, EBITDA margins and discount rate assumptions, as well as the selection of EBITDA multiples.
•We performed a sensitivity analysis of the forecasts of future net sales, EBITDA margins, EBITDA multiples and discount rates.
•We evaluated management’s ability to accurately forecast net sales and EBITDA margins and evaluated the reasonableness of these assumptions by comparing management’s forecasts for historical periods to actual results for those periods.
•We evaluated the reasonableness of management’s forecasts of future net sales and EBITDA margins and considered contradictory evidence by comparing the forecasts to historical and forecasted information included in third-party macroeconomic benchmarking reports, industry forecasts, and peer company forecasts.
•With the assistance of our internal fair value specialists, we evaluated the reasonableness of the long-term net sales growth rates, the selection of EBITDA multiples, and discount rates by:
◦Testing the source information underlying the determination of long-term net sales growth rates, the selection of EBITDA multiples, and discount rates, including the mathematical accuracy of the calculations.
◦Comparing the long-term net sales growth rates to third-party macroeconomic benchmarking reports.
◦Developing a range of independent estimates for the selection of EBITDA multiples and discount rates and comparing the EBITDA multiples and discount rates selected by management to those ranges.
•We evaluated the experience, qualifications, and objectivity of management’s experts.

/s/ Deloitte & Touche LLP

Columbus, Ohio
November 19, 2025

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
As of September 30, 2025, management has assessed the effectiveness of the Company’s internal control over financial reporting. In making this assessment, we used the criteria described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2025.
Our internal control over financial reporting as of September 30, 2025, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Report of Independent Registered Public Accounting Firm
To the shareholders and Board of Directors of Greif, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Greif, Inc. and subsidiary companies (the “Company”) as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the period ended September 30, 2025, of the Company and our report dated November 19, 2025, expressed an unqualified opinion on those consolidated financial statements.
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

/s/ Deloitte & Touche LLP

Columbus, Ohio
November 19, 2025

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors required by this item will be found under the caption “Proposal Number 1 – Election of Directors” in the 2026 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by this item will be contained under the caption “Corporate Governance - Executive Officers of the Company” in the 2026 Proxy Statement, which information is incorporated herein by reference.
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
Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10 percent of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Corporate Governance — Stock Holdings of Certain Owners and Management — Delinquent Section 16(a) Reports” in the 2026 Proxy Statement, which information is incorporated herein by reference.
Information concerning the procedures by which stockholders may recommend nominees to our Board of Directors will be found under the caption “Other Matters - Stockholder Recommendations for Director Nominees” in the 2026 Proxy Statement. There has been no material change to the nomination procedures we previously disclosed in the proxy statement for our 2025 annual meeting of stockholders.
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
We have adopted an Insider Trading Policy governing the purchase, sale and other disposition of our securities by directors, officers, and employees that is designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards, as well as procedures designed to further the foregoing purposes. While we do not have a formal written policy governing the purchase, sale, and/or any other dispositions of its securities by the Company, we have developed procedures that are designed to promote compliance with insider trading laws, rules and regulations with respect to our share repurchase programs. A copy of our Insider Trading Policy is included in our Annual Report on Form 10-K for the year ended October 31, 2024, File No. 001-00566 (see Exhibit 10.1 therein).
ITEM 11. EXECUTIVE COMPENSATION
The 2026 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the caption “Compensation Discussion and Analysis;” information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Matters - Compensation Committee Interlocks and Insider Participation;” and information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Matters - Compensation Committee Report.” This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Corporate Governance - Stock Holdings of Certain Owners and Management” in the 2026 Proxy Statement, which information is incorporated herein by reference.
Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Executive Compensation Tables - Equity Compensation Plan Information” in the 2026 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Other Matters - Certain Relationships and Related Transactions” in the 2026 Proxy Statement, which information is incorporated herein by reference.
Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance – Director Independence” in the 2026 Proxy Statement, which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Audit Committee Matters - Fees of Independent Registered Public Accounting Firm” in the 2026 Proxy Statement, which information is incorporated herein by reference.

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
Current Report on Form 8-K dated March 27, 2024, File No. 001-00566 (see Exhibit 10.3 therein).

2.3	Purchase and Sale Agreement, dated June 30, 2025, among Greif Packaging LLC, Packaging Corporation of America and Greif, Inc.	Current Report on Form 8-K dated July 1, 2025, File No. 001-00566 (see Exhibit 10.1 therein).

2.4	Amendment No.1, dated July 15, 2025 to the Purchase and Agreement, dated June 30, 2025, among Greif Packaging LLC, Packaging Corporation of America and Greif, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2025, File No. 001-00566 (see Exhibit 10.1 therein).

2.5	Purchase and Sale Agreement, dated August 5, 2025, among Soterra LLC and MWF VI Encore, LLC.	Current Report on Form 8-K dated August 7, 2025, File No. 001-00566 (see Exhibit 10.1 therein).

2.6	First Amendment, dated August 25, 2025 to the Purchase and Sale Agreement, dated August 5, 2025, among Soterra LLC and MWF VI Encore, LLC.	Contained herein.

2.7	Second Amendment, dated October 1, 2025 to the Purchase and Sale Agreement, dated August 5, 2025, among Soterra LLC and MWF VI Encore, LLC.	Contained herein.

3.1	Amended and Restated Certificate of Incorporation of Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 3(a) therein).

3.2	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Definitive Proxy Statement on Form 14A dated January 27, 2003, File No. 001-00566 (see Exhibit A therein).

3.3	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 3.1 therein).

3.4	Third Amended and Restated By-Laws of Greif, Inc.	Current Report on Form 8-K dated September 3, 2021, File No. 001-00566 (see Exhibit 99.2 therein).

3.5	Amendment to Third Amended and Restated By-Laws of Greif, Inc.	Current Report on Form 8-K dated December 11, 2023, File No. 001-00566 (see Exhibit 99.3 therein).

4	Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934.	Annual Report on Form 10-K for the fiscal year ended October 31, 2019, File No. 001-00566 (see Exhibit 4.3 therein).

10.1*	Greif, Inc. Second Amended and Restated Directors’ Deferred Compensation Plan, effective January 1, 2008.	Annual Report on Form 10-K for the fiscal year ended October 31, 2024, File No. 001-00566 (See Exhibit 10.1 therein).

10.2*	Greif, Inc. Directors’ Deferred Compensation Plan Trust Agreement.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2025, File No. 001-00566 (see Exhibit 10.3 therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10.3*	Supplemental Retirement Benefit Agreement.	Annual Report on Form 10-K for the fiscal year ended October 31, 1999, File No. 001-00566 (see Exhibit 10(i) therein).

10.4*	Greif, Inc. Second Amended and Restated Supplemental Executive Retirement Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2007, File No. 001-00566 (see Exhibit 10(f) therein).

10.5*	Amendment to the Greif, Inc. Second Amended and Restated Supplemental Executive Retirement Plan.	Contained herein.

10.6*	Greif, Inc. 2020 Long-Term Incentive Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (See Exhibit 10.8 therein).

10.7*	Form of Performance Stock Unit Award Document for the Greif, Inc. 2020 Long-Term Incentive Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (See Exhibit 10.9 therein).

10.8*	Form of Restricted Stock Unit Award Document – Time Vesting for the Greif, Inc. 2020 Long-Term Incentive Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (See Exhibit 10.10 therein).

10.9*	Greif, Inc. Performance-Based Incentive Compensation Plan.	Definitive Proxy Statement on Form 14A dated January 25, 2002, File No. 001-00566 (see Exhibit B therein).

10.10*	Amendment No. 1 to the Greif, Inc. Performance-Based Incentive Compensation Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2011, File No. 001-00566 (See Exhibit 10(i) therein).

10.11*	Amendment No. 2 to the Greif, Inc. Performance-Based Incentive Compensation Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2013, File No. 001-00566 (See Exhibit 10.10 therein).

10.12*	Amendment No. 3 to the Greif, Inc. Performance-Based Incentive Compensation Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2017, File No. 001-00566 (See Exhibit 10.11 therein).

10.13*	Greif, Inc. 2001 Management Equity Incentive and Compensation Plan.	Definitive Proxy Statement on Form DEF 14A dated January 26, 2001, File No. 001-00566 (see Exhibit A therein).

10.14*	Amendment No. 1 to the Greif, Inc. 2001 Management Equity Incentive and Compensation Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2011, File No. 001-00566 (See Exhibit 10(k) therein).

10.15*	Amendment No. 2 to the Greif, Inc. 2001 Management Equity Incentive and Compensation Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2015, File No. 001-00566 (See Exhibit 10.13.2 therein).

10.16*	Amendment No. 3 to the Greif, Inc. 2001 Management Equity Incentive and Compensation Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (See Exhibit 10.18 therein).

10.17*	Greif, Inc. Amended and Restated Outside Directors Equity Award Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2023, File No. 001-00566 (see Exhibit 10.1 therein).

10.18*	Stock Option Award Agreement for the Greif, Inc. Amended and Restated Outside Directors Equity Award Plan.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(c) therein).

10.19*	Restricted Share Award Agreement for the Greif, Inc. Amended and Restated Outside Directors Equity Award Plan.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(d) therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10.20*	Greif, Inc. Amended and Restated Nonqualified Deferred Compensation Plan, effective June 1, 2008.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, File No. 001-00566 (see Exhibit 10.5 therein).

10.21*	Amendment No. 1 to the Greif, Inc. Amended and Restated Nonqualified Deferred Compensation Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, File No. 001-00566 (see Exhibit 10.6 therein).

10.22*	Greif, Inc. Nonqualified Supplemental Deferred Compensation Plan, effective January 1, 2020.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, File No. 001-00566 (see Exhibit 10.3 therein).

10.23*	Amendment No. 1 to the Greif, Inc. Nonqualified Supplemental Deferred Compensation Plan.	Current Report on Form 8-K dated June 30, 2023, File No. 001-00566 (see Exhibit 10.1 therein).

10.24*	Form Nonqualified Supplemental Deferred Compensation Plan Participation Letter.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, File No. 001-00566 (see Exhibit 10.4 therein).

10.25*	Defined Contribution Supplemental Executive Retirement Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013, File No. 001-00566 (see Exhibit 10.1 therein).

10.26*	Incentive Compensation Recovery Policy.	Annual Report on Form 10-K for the fiscal year ended October 31, 2022, File No. 001-00566 (see Exhibit 24 therein).

10.27
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

10.28
Incremental Term Loan Agreement, dated March 25, 2024, as an amendment to the Second Amended and Restated Credit Agreement, dated March 1, 2022, among Greif, Inc., as borrower, and certain other Greif US subsidiaries, as guarantors, a syndicate of lenders, as lenders, Wells Fargo Securities, LLC, as Lead Arranger, and JPMorgan Chase Bank, as Administrative Agent.
Current Report on Form 8-K dated March 27, 2024, File No. 001-00566 (see Exhibit 10.1 therein).

10.29	Second Amendment, dated August 28, 2025 to the Second Amended and Restated Credit Agreement, dated March 1, 2022.	Contained herein.

10.30
Credit Agreement, dated May 17, 2023, among Greif, Inc., as the Company, Greif Packaging LLC, as the Borrower, CoBank, ACB, as Administrative Agent, and the Other Lenders Party hereto, CoBank, ACB, as Lead Arranger and Bookrunner.
Current Report on Form 8-K dated May 19, 2023, File No. 001-00566 (see Exhibit 99.1 therein).

10.31	Second Amendment, dated August 28, 2025 to Credit Agreement, dated May 17, 2023.	Contained herein.

10.32
Letter dated April 1, 2025, between Coöperatieve Rabobank U.A., Nieuw Amsterdam Receivables Corporation B.V., Greif, Inc., Greif Service Belgium BV and Cooperage Receivables Finance B.V., extending the maturity date of the European receivables financing arrangement to April 21, 2026.
Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2025, File No. 001-00566 (see Exhibit 10.1 therein).

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
Current Report on Form 8-K dated September 26, 2019, File No. 001-00566 (see Exhibit 99.1 therein).

10.34	Amendment No. 1, dated May 17, 2023, to the Third Amended and Restated Sale Agreement.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2023, File No. 001-00566 (see Exhibit 10.2 therein).

10.35
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
Annual Report on Form 10-K for the fiscal year ended October 31, 2019, File No. 001-00566 (see Exhibit 10.26 therein).

10.36	Amendment No. 1 to the Third Amended and Restated Transfer and Administration Agreement.	Annual Report on Form 10-K for the fiscal year ended October 31, 2020, File No. 001-00566 (see Exhibit 10.36 therein).

10.37	Amendment No. 2 to the Third Amended and Restated Transfer and Administration Agreement.	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2021, File No. 001-00566 (see Exhibit 10.1 therein).

10.38	Amendment No. 3 to the Third Amended and Restated Transfer and Administration Agreement.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2021, File No. 001-00566 (see Exhibit 10.2 therein).

10.39	Amendment No. 4 to the Third Amended and Restated Transfer and Administration Agreement.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022, File No. 001-00566 (see Exhibit 10.3 therein).

10.40	Amendment No. 5, dated May 17, 2023, to the Third Amended and Restated Transfer and Administration Agreement.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2023, File No. 001-00566 (see Exhibit 10.3 therein).

10.41	Amendment No. 6, dated May 17, 2024, to the Third Amended and Restated Transfer and Administration Agreement.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2024, File No. 001-00566 (see Exhibit 10.2 therein).

10.42	Amendment No 7, dated May 16, 2025, to the Third Amended and Restated Transfer and Administration Agreement.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2025, File No. 001-00566 (see Exhibit 10.2 therein).

10.43	Amendment No 8, dated August 28, 2025, to the Third Amended and Restated Transfer and Administration Agreement.	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2025, File No. 001-00566 (see Exhibit 10.2 therein).

19	Insider Trading Policy.	Annual Report on Form 10-K for the fiscal year ended October 31, 2024, File No. 001-00566 (See Exhibit 10.1 therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
21	Subsidiaries of the Registrant.	Contained herein.

23	Consent of Deloitte & Touche LLP. (PCAOB Firm ID: 34)	Contained herein.

24.1	Powers of Attorney for John W. McNamara, Bruce A. Edwards, Mark A. Emkes, Robert M. Patterson, Kimberly T. Scott, and Karen A. Morrison.	Annual Report on Form 10-K for the fiscal year ended October 31, 2022, File No. 001-00566 (see Exhibit 24 therein).

24..2	Power of Attorney for Frank C. Miller.	Annual Report on Form 10-K for the fiscal year ended October 31, 2023, File No. 001-00566 (see Exhibit 24.2 therein).

24.3	Power of Attorney for Jillian C. Evanko and B. Andrew Rose.	Annual Report on Form 10-K for the fiscal year ended October 31, 2024, File No. 001-00566 (See Exhibit 10.1 therein).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

101
The following financial statements from the Company’s Transition Report on Form 10-KT for the year ended September 30, 2025 (11-month), formatted in Inline XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements.
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

Greif, Inc.
(Registrant)
Date:	November 19, 2025	By:	/s/ OLE G. ROSGAARD
Ole G. Rosgaard
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ OLE G. ROSGAARD	/s/ LAWRENCE A. HILSHEIMER
Ole G. Rosgaard	Lawrence A. Hilsheimer
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Member of the Board of Directors	(principal financial officer)
(principal executive officer)

/s/ MICHAEL J. TAYLOR	BRUCE A. EDWARDS*
Michael J. Taylor	Bruce A. Edwards
Vice President, Corporate Financial Controller	Chairman
(principal accounting officer)	Member of the Board of Directors

B. ANDREW ROSE*	FRANK C. MILLER*
B. Andrew Rose	Frank C. Miller
Member of the Board of Directors	Member of the Board of Directors

JILLIAN C. EVANKO*	JOHN W. MCNAMARA*
Jillian C. Evanko	John W. McNamara
Member of the Board of Directors	Member of the Board of Directors

KAREN A. MORRISON*	KIMBERLY T. SCOTT*
Karen A. Morrison	Kimberly T. Scott
Member of the Board of Directors	Member of the Board of Directors

MARK A. EMKES*	ROBERT M. PATTERSON*
Mark A. Emkes	Robert M. Patterson
Member of the Board of Directors	Member of the Board of Directors

*	The undersigned, Ole G. Rosgaard, by signing his name hereto, does hereby execute this Form 10-KT on behalf of each of the above-named persons pursuant to powers of attorney duly executed by such persons and filed as an exhibit to this Form 10-KT.

By:	/s/ OLE G. ROSGAARD
Ole G. Rosgaard
Each of the above signatures is affixed as of November 19, 2025.