Form 10-Q
period 2025-12-31
GREIF, INC
filed 2026-01-30
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock	GEF	New York Stock Exchange
Class B Common Stock	GEF-B	New York Stock Exchange
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on January 27, 2026:

Class A Common Stock	24,751,957 shares
Class B Common Stock	21,534,058 shares

Table of Content

Table of Content
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,
(in millions, except per share amounts)	2025	2024
Net sales	$994.8	$1,016.7
Cost of products sold	792.2	817.3
Gross profit	202.6	199.4
Selling, general and administrative expenses	146.1	160.2
Acquisition and integration related costs	0.7	2.8
Restructuring and other charges	14.2	3.3
Non-cash asset impairment charges	0.2	0.3
Gain on disposal of properties, plants and equipment, net	(215.7)	(2.4)
Loss on disposal of businesses, net	0.5	1.1
Operating profit	256.6	34.1
Interest expense, net	9.7	15.9
Non-cash pension settlement charges	0.9	—
Other expense, net	4.4	0.9
Income from continuing operations before income tax expense and equity earnings of unconsolidated affiliates, net	241.6	17.3
Income tax expense	58.9	6.8
Equity earnings of unconsolidated affiliates, net of tax	(0.2)	(0.8)
Net income from continuing operations	182.9	11.3
Net (loss) income from discontinued operations, net of tax	(2.0)	15.4
Net income	180.9	26.7
Net income attributable to noncontrolling interests	(6.3)	(4.7)
Net income attributable to Greif, Inc.	$174.6	$22.0
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock (continued operations) - basic	$3.07	$0.11
Class A common stock (discontinued operations) - basic	$(0.03)	$0.27
Earnings per Class A common stock - basic	$3.04	$0.38
Class B common stock (continued operations) - basic	$4.60	$0.17
Class B common stock (discontinued operations) - basic	$(0.05)	$0.40
Earnings per Class B common stock - basic	$4.55	$0.57
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock (continued operations) - diluted	$3.00	$0.13
Class A common stock (discontinued operations) - diluted	$(0.03)	$0.26
Earnings per Class A common stock - diluted	$2.97	$0.39
Class B common stock (continued operations) - diluted	$4.60	$0.17
Class B common stock (discontinued operations) - diluted	$(0.05)	$0.40
Earnings per Class B common stock - diluted	$4.55	$0.57
Weighted-average number of Class A common shares outstanding:
Basic	25.7	25.9
Diluted	26.5	26.3
Weighted-average number of Class B common shares outstanding:
Basic	21.3	21.3
Diluted	21.3	21.3
Cash dividends declared per common share:
Class A common stock	$0.56	$0.54
Class B common stock	$0.83	$0.80
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended December 31,
(in millions)	2025	2024
Net income	$180.9	$26.7
Other comprehensive income (loss), net of tax:
Foreign currency translation	12.3	(94.0)
Derivative financial instruments	(0.8)	51.5
Minimum pension liabilities	0.4	3.5
Other comprehensive income (loss), net of tax	11.9	(39.0)
Comprehensive income (loss)	192.8	(12.3)
Comprehensive income attributable to noncontrolling interests	6.3	3.9
Comprehensive income (loss) attributable to Greif, Inc.	$186.5	$(16.2)
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	December 31, 2025	September 30, 2025
ASSETS
Current assets
Cash and cash equivalents	$243.5	$256.7
Trade accounts receivable, net of allowance	602.1	655.3
Inventories:
Raw materials	251.4	244.7
Finished goods	98.0	92.1
Current assets held for sale	18.4	21.8
Prepaid expenses	74.5	55.6
Other current assets	152.5	104.2
	1,440.4	1,430.4
Long-term assets
Goodwill	1,700.9	1,696.5
Other intangible assets, net of amortization	818.6	840.9
Deferred tax assets	23.2	26.5
Pension assets	65.9	64.1
Noncurrent assets held for sale	—	233.5
Operating lease right-of-use assets	176.3	186.5
Finance lease right-of-use assets	27.9	34.1
Other long-term assets	117.6	119.1
	2,930.4	3,201.2
Properties, plants and equipment
Land	124.4	124.7
Buildings	501.5	497.4
Machinery and equipment	1,756.5	1,736.0
Capital projects in progress	168.8	151.2
	2,551.2	2,509.3
Accumulated depreciation	(1,419.5)	(1,374.1)
	1,131.7	1,135.2
Total assets	$5,502.5	$5,766.8
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	December 31, 2025	September 30, 2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$402.1	$429.6
Accrued payroll and employee benefits	122.7	137.9
Restructuring reserves	19.2	21.7
Short-term borrowings	288.9	287.7
Current liabilities held for sale	—	2.1
Current portion of operating lease liabilities	41.7	43.9
Current portion of finance lease liabilities	4.6	5.5
Dividends payable	24.5	25.3
Other current liabilities	265.2	175.9
	1,168.9	1,129.6
Long-term liabilities
Long-term debt	655.1	914.8
Operating lease liabilities	135.8	143.9
Finance lease liabilities	26.0	29.3
Deferred tax liabilities	206.2	250.2
Pension liabilities	59.8	59.2
Postretirement benefit obligations	5.4	5.4
Contingent liabilities and environmental reserves	17.0	17.3
Other long-term liabilities	156.7	172.4
	1,262.0	1,592.5
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	93.1	92.3
Equity
Common stock, without par value	249.3	247.3
Treasury stock, at cost	(406.4)	(276.5)
Retained earnings	3,337.1	3,194.9
Accumulated other comprehensive loss, net of tax:
Foreign currency translation	(188.8)	(201.1)
Derivative financial instruments	7.3	8.1
Minimum pension liabilities	(57.4)	(57.8)
Total Greif, Inc. shareholders’ equity	2,941.1	2,914.9
Noncontrolling interests	37.4	37.5
Total shareholders’ equity	2,978.5	2,952.4
Total liabilities and shareholders’ equity	$5,502.5	$5,766.8
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended December 31,
(in millions)	2025	2024
Cash flows from operating activities:
Net income	$180.9	26.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	60.3	67.5
Non-cash asset impairment charges	0.2	0.3
Non-cash pension settlement charges	0.9	—
Gain on disposals of properties, plants and equipment, net	(215.7)	(2.4)
Loss on disposals of businesses, net	3.1	1.1
Unrealized foreign exchange (gain) loss	(0.2)	0.2
Deferred income tax benefit	(49.9)	(85.5)
Non-cash lease expense	11.5	10.3
Other, net	0.2	0.9
Increase (decrease) in cash from changes in certain assets and liabilities, net of impacts from acquisitions:
Trade accounts receivable	56.8	76.2
Inventories	(10.7)	(9.0)
Accounts payable	(32.5)	(60.0)
Restructuring reserves	(2.6)	(0.2)
Operating leases	(12.1)	(9.8)
Pension and post-retirement benefit liabilities	(2.9)	(7.0)
Other, net	(11.7)	7.3
Net cash (used in) provided by operating activities	(24.4)	16.6
Cash flows from investing activities:
Purchases of business, net of cash acquired	—	(1.2)
Purchases of properties, plants and equipment	(33.0)	(42.7)
Payments for deferred purchase price of acquisitions	(0.6)	(1.2)
Proceeds from the sale of properties, plants, equipment and other assets	460.9	4.2
Payments for the sale of businesses	—	(1.1)
Proceeds from hedging derivatives	—	22.5
Other, net	—	(2.9)
Net cash provided (used in) investing activities	427.3	(22.4)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	540.3	674.4
Payments on long-term debt	(800.8)	(588.8)
Proceeds (payments) on short-term borrowings, net	8.2	(2.9)
Proceeds from trade accounts receivable credit facility	9.1	1.8
Payments on trade accounts receivable credit facility	(16.7)	(33.6)
Dividends paid to Greif, Inc. shareholders	(32.5)	(31.2)
Dividends paid to noncontrolling interests	(7.8)	(11.8)
Payments for share repurchases	(128.1)	—
Other, net	(1.4)	(1.6)
Net cash (used in) provided by financing activities	(429.7)	6.3
Effects of exchange rates on cash	13.6	(32.1)
Net decrease in cash and cash equivalents	(13.2)	(31.6)
Cash and cash equivalents at beginning of period	256.7	216.4
Cash and cash equivalents at end of period	$243.5	$184.8
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended December 31, 2025
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of September 30, 2025	47,501	$247.3	29,341	$(276.5)	$3,194.9	$(250.8)	$2,914.9	$37.5	$2,952.4
Net income					174.6		174.6	6.3	180.9
Other comprehensive income (loss):
Foreign currency translation, net of $0.5 million of income tax expense						12.3	12.3	—	12.3
Derivative financial instruments, net of $0.3 million of income tax expense						(0.8)	(0.8)		(0.8)
Minimum pension liability adjustment, net of $0.1 million income tax benefit						0.4	0.4		0.4
Comprehensive income			.				186.5		192.8
Current period mark to redemption value of redeemable noncontrolling interest and other					(0.6)		(0.6)		(0.6)
Net income allocated to redeemable noncontrolling interests							—	(1.4)	(1.4)
Dividends declared to Greif, Inc. shareholders ($0.56 and $0.83 per Class A share and Class B share, respectively)					(31.7)		(31.7)		(31.7)
Dividends paid to noncontrolling interests and other							—	(5.0)	(5.0)
Dividends earned on RSU shares					(0.1)		(0.1)		(0.1)
Colleague stock purchase plan	—	0.3	—	—			0.3		0.3
Share repurchases	(1,924)	0.5	1,924	(129.9)			(129.4)		(129.4)
Share based compensation	—	1.2	—	—			1.2		1.2
As of December 31, 2025	45,577	$249.3	31,265	$(406.4)	$3,337.1	$(238.9)	$2,941.1	$37.4	$2,978.5

	Three Months Ended December 31, 2024
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of September 30, 2024	47,181	$229.7	29,661	$(279.0)	$2,485.2	$(347.6)	$2,088.3	$46.0	$2,134.3
Net income					22.0		22.0	4.7	26.7
Other comprehensive income (loss):
Foreign currency translation						(93.2)	(93.2)	(0.8)	(94.0)
Derivative financial instruments, net of $3.0 million income tax benefit						51.5	51.5		51.5
Minimum pension liability adjustment, net of $0.0 million income tax benefit						3.5	3.5		3.5
Comprehensive income (loss)							(16.2)		(12.3)
Current period mark to redemption value of redeemable noncontrolling interest					(2.6)		(2.6)		(2.6)
Net income allocated to redeemable noncontrolling interests							—	(1.9)	(1.9)
Dividends declared to Greif, Inc. shareholders ($0.54 and $0.80 per Class A share and Class B share, respectively)					(31.0)		(31.0)		(31.0)
Dividends paid to noncontrolling interests and other							—	(10.9)	(10.9)
Dividends earned on RSU shares					(0.2)		(0.2)		(0.2)
Colleague stock purchase plan	—	0.2	—	—			0.2		0.2
Share based compensation	—	1.5	—	—			1.5		1.5
As of December 31, 2024	47,181	$231.4	29,661	$(279.0)	$2,473.4	$(385.8)	$2,040.0	$37.1	$2,077.1
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
The fiscal year of Greif, Inc. and its subsidiaries (the “Company”) begins on October 1 and ends on September 30 of the following year. Any references to years relates to the fiscal year ended in that year, unless otherwise stated.
The information filed herein reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated balance sheet as of December 31, 2025 and the condensed consolidated balance sheet as of September 30, 2025, the interim condensed consolidated statements of income, comprehensive income and changes in shareholders’ equity for the three months ended December 31, 2025 and 2024 and the interim condensed consolidated statements of cash flows for the three months ended December 31, 2025 and 2024 of the Company. The interim condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling interest and are accounted for using either the equity or cost method, as appropriate.
The unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Transition Report on Form 10-KT for its fiscal year ended September 30, 2025 (the “2025 Form 10-KT”).
Change in Presentation
Discontinued Operations
On June 30, 2025, the Company entered into a definitive agreement to sell its containerboard business, including the CorrChoice sheet feeder system (the “Containerboard Business”), and the equity interests in the Company’s subsidiaries that directly owned the Containerboard Business on the date of closing. The transaction was completed effective as of August 31, 2025 (the “Containerboard Divestiture”). The Containerboard Divestiture qualifies as discontinued operations because it represents a strategic shift that will have a major impact on the Company’s operations and financial results. As a result, the Containerboard Business is presented as discontinued operations beginning in the third quarter of 2025. See Note 2 to the interim condensed consolidated financial statements for additional disclosures.
The Company has reclassified the financial results of the Containerboard Business to discontinued operations, net of tax, in the Condensed Consolidated Statements of Income for all periods presented. Cash flows from the Company’s discontinued operations are not presented separately in the Condensed Consolidated Statements of Cash Flows for all periods presented. Unless otherwise noted, the discussion in these Notes to the interim condensed consolidated financial statement relates only to continuing operations.
Recast of Certain Prior Period Information
Effective October 1, 2025, the Company changed the name of its Integrated Solutions reportable segment to Innovative Closure Solutions.
The Company is involved in the purchase and sale of recycled fiber and the production and sale of adhesives used in the Company’s paperboard products. Both of these products were previously reported under the Integrated Solutions reportable segment (now the Innovative Closure Solutions reportable segment), and effective October 1, 2025, these products are reported under the Sustainable Fiber Solutions reportable segment. The Company is also involved in the production and sale of complimentary packaging products and services such as paints, linings and filling that are related to the Company’s steel products. Both of these products and services were previously reported under the Integrated Solutions reportable segment (now

Table of Content
the Innovative Closure Solutions reportable segment), and effective October 1, 2025, these products and services are reported under the Durable Metal Solutions reportable segment. These adjustments position each business within its respective place in the integrated value chain and reinforce a clear emphasis on closure systems within the Innovative Closure Solutions reportable segment. This internal re-alignment has resulted in prior period segment information being recast for the 2025 fiscal year.
Effective October 1, 2025, the Company’s fiscal year was changed to begin on October 1 (rather than November 1), and ends on September 30 (rather than October 31) of the following year, and each fiscal quarter end was changed to align with the fiscal year end change with the first fiscal quarter ended December 31, 2025. This fiscal quarter re-alignment has resulted in prior period quarterly information being recast for the 2025 fiscal year. The prior reported fiscal quarters for the 2025 fiscal year ended on January 31, 2025, April 30, 2025, July 31, 2025 and September 30, 2025 (a two-month period).
Newly Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU on November 1, 2024. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations, comprehensive income, cash flows or disclosures.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which is intended to improve disclosures related to certain of the Company’s income statement expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The effective date for the Company to adopt this ASU is for the fiscal year and interim periods beginning October 1, 2027 and October 1, 2028 respectively. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flow and disclosures.
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

Table of Content
NOTE 2 — DIVESTITURES
Divestitures
Soterra Divestiture
On August 5, 2025, the Company entered into a definitive agreement to sell its Soterra land management assets, consisting primarily of approximately 173,000 acres of timberland (the “Soterra Assets”). The carrying value of $231.4 million was classified as held for sale as of September 30, 2025. The transaction closed on October 1, 2025 for a purchase price of $462.0 million (the “Soterra Divestiture”). Net cash proceeds from the sale were used for debt repayment. The Soterra Divestiture does not qualify as discontinued operations, as it does not represent a strategic shift that has had a major impact on the Company’s operations or financial results. The transaction was accounted for as an asset sale and resulted in a $216.2 million gain on sale of properties, plants and equipment, net.
Containerboard Business Divestiture
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
The following table presents results of operations of the Containerboard Business from discontinued operations:

	Three Months Ended December 31,
(in millions)	2025	2024
Net sales	$—	$281.6
Cost of products sold	—	227.2
Gross profit	—	54.4
Selling, general and administrative expenses	—	10.8
Loss on disposal of properties, plants and equipment, net	—	0.2
Loss on disposal of businesses, net	2.6	—
Operating (loss) profit	(2.6)	43.4
Interest expense, net	—	22.2
(Loss) income from discontinued operations before income tax expense and equity earnings of unconsolidated affiliates, net	(2.6)	21.2
Income tax (benefit) expense	(0.6)	5.8
Net (loss) income from discontinued operations	(2.0)	15.4
Net (loss) income from discontinued operations attributable to Greif, Inc.	$(2.0)	$15.4
For net sales and costs of products sold, which had previously been eliminated in consolidation related to intercompany sales of recycled fiber to the Containerboard Business, $7.7 million for the three months ended December 31, 2024 are now reflected on a gross basis as a component of net sales and costs of sales from continuing operations for all periods presented.

Table of Content
The following table presents depreciation, amortization, and capital expenditures of the Containerboard Business from discontinued operations:

Three Months Ended December 31,
(in millions)	2024
Depreciation and amortization	$9.0
Capital expenditures	5.6
The Company had no other material noncash operating and investing activities related to the discontinued operations.
NOTE 3 — GOODWILL
As previously discussed, effective October 1, 2025, the Company changed the name of its Integrated Solutions reportable segment to Innovative Closure Solutions.
The Company is involved in the purchase and sale of recycled fiber and the production and sale of adhesives used in the Company’s paperboard products. Both of these products were previously reported under the Integrated Solutions reportable segment (now the Innovative Closure Solutions reportable segment), and effective October 1, 2025, these products are reported under the Sustainable Fiber Solutions reportable segment. The Company is also involved in the production and sale of complimentary packaging products and services such as paints, linings and filling that are related to the Company’s steel products. Both of these products and services were previously reported under the Integrated Solutions reportable segment (now the Innovative Closure Solutions reportable segment), and effective October 1, 2025, these products and services are now reported under the Durable Metal Solutions reportable segment. As a result of this segment realignment, the Company allocated goodwill to the recycled business, adhesives business, paints and linings business and filling business that moved between reportable segments on a relative fair value basis as of the first quarter of 2026.
The following table summarizes the changes in the carrying amount of goodwill by segment for the three months ended December 31, 2025:

(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Innovative Closure Solutions	Total
Balance at September 30, 2025	$622.4	$418.7	$475.9	$179.5	$1,696.5
Segment recast	—	31.3	52.4	(83.7)	—
Currency translation	2.4	1.5	0.1	0.4	4.4
Balance at December 31, 2025	$624.8	$451.5	$528.4	$96.2	$1,700.9
NOTE 4 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the three months ended December 31, 2025:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at September 30, 2025	$21.3	$0.4	$21.7
Costs incurred and charged to expense	4.5	3.7	8.2
Costs paid or otherwise settled	(7.2)	(3.5)	(10.7)
Balance at December 31, 2025	$18.6	$0.6	$19.2
The focus for restructuring activities in 2026 is to continue optimizing operations to manage a historical period of industrial activity contraction while simultaneously transforming the Company’s internal processes and portfolio mix for optimal alignment to long-term profitable earnings growth.
During the three months ended December 31, 2025, the Company recorded restructuring charges of $8.2 million, as compared to $3.3 million of restructuring charges recorded during the three months ended December 31, 2024. The restructuring activity for the three months ended December 31, 2025 consisted of $4.5 million in employee separation costs and $3.7 million in other

Table of Content
restructuring costs, primarily consisting of costs associated with site closures, professional fees and other fees associated with restructuring activities.
The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-Q. Remaining amounts expected to be incurred were $26.6 million as of December 31, 2025:

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the Three Months Ended December 31, 2025	Amounts Remaining to be Incurred
Customized Polymer Solutions
Employee separation costs	$0.5	$0.4	$0.1
Other restructuring costs	0.2	—	0.2
	0.7	0.4	0.3
Durable Metal Solutions
Employee separation costs	3.9	1.0	$2.9
Other restructuring costs	7.8	1.0	6.8
	11.7	2.0	9.7
Sustainable Fiber Solutions
Employee separation costs	4.0	3.1	$0.9
Other restructuring costs	18.3	2.7	15.6
	22.3	5.8	16.5
Innovative Closure Solutions
Employee separation costs	0.1	—	0.1
Other restructuring costs	—	—	—
	0.1	—	0.1
	$34.8	$8.2	$26.6
NOTE 5 — DEBT
Long-Term Debt
Long-term debt is summarized as follows:

(in millions)	December 31, 2025	September 30, 2025
2022 Credit Agreement - Term Loans	$400.3	$784.1
2023 Credit Agreement - Term Loan	69.1	135.3
2022 Credit Agreement - Revolving Credit Facility	189.6	—
	659.0	919.4
Less: deferred financing costs	3.9	4.6
Long-term debt, net	$655.1	$914.8
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

Table of Content
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
As of December 31, 2025, $659.0 million was outstanding under the 2022 and 2023 Credit Agreements, which was all classified as long-term. The weighted average interest rate for borrowings under the 2022 and 2023 Credit Agreements was 5.25% for the three months ended December 31, 2025. The actual interest rate for borrowings under the 2022 and 2023 Credit Agreements was 4.94% as of December 31, 2025. The deferred financing costs associated with the term loan portion of the 2022 and 2023 Credit Agreements totaled $3.9 million as of December 31, 2025 and are recorded as a reduction of long-term debt on the interim condensed consolidated balance sheets. The deferred financing costs associated with the revolving portion of the 2022 Credit Agreement totaled $1.2 million as of December 31, 2025 and are recorded within other long-term assets on the interim condensed consolidated balance sheets.
Short-Term Debt
Short-term debt is summarized as follows:

(in millions)	December 31, 2025	September 30, 2025
U.S. accounts receivable credit facilities	174.4	179.7
European accounts receivable credit facilities	93.6	95.3
Other debt	20.9	12.7
	288.9	287.7

Table of Content
Accounts Receivable Credit Facilities
Greif Receivables Funding LLC (“Greif Funding”), Greif Packaging, and certain other U.S. subsidiaries of the Company are parties to an amended and restated U.S. Receivables Financing Facility Agreement (the “U.S. RFA”) with a maturity date of May 15, 2026. The U.S. RFA provides an accounts receivable financing facility of $200.0 million. As of December 31, 2025, there was a $174.4 million ($179.7 million as of September 30, 2025) outstanding under the U.S. RFA. The weighted average interest rate for borrowings under the U.S. RFA was 5.00% for the three months ended December 31, 2025.
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
Cooperage Receivables Finance B.V. and Greif Services Belgium BV, an indirect wholly owned subsidiary of Greif, Inc., are parties to an amended and restated Nieuw Amsterdam Receivables Financing Agreement (the “European RFA”) with affiliates of a major international bank with a maturity date of April 21, 2026. The European RFA provides an accounts receivable financing facility of up to €100.0 million ($117.7 million as of December 31, 2025) secured by certain European accounts receivable. As of December 31, 2025, $93.6 million ($95.3 million as of September 30, 2025) was outstanding under the European RFA. The weighted average interest rate for borrowings under the European RFA was 2.96% for the three months ended December 31, 2025.
NOTE 6 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of December 31, 2025 and September 30, 2025:

	December 31, 2025
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$17.4	$—	$17.4	$—	$—	$—	$—
Foreign exchange hedges	—	0.4	—	0.4	—	(1.2)	—	(1.2)
Insurance annuity	—	—	20.5	20.5	—	—	—	—
Cross currency swap	—	5.9	—	5.9	—	(53.5)	—	(53.5)
	September 30, 2025
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$22.1	$—	$22.1	$—	$—	$—	$—
Foreign exchange hedges	—	0.5	—	0.5	—	(0.6)	—	(0.6)
Insurance annuity	—	—	20.3	20.3	—	—	—	—
Cross currency swap	—	5.9	—	5.9	—	(51.0)	—	(51.0)
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of December 31, 2025 and September 30, 2025 approximate their fair values because of the short-term nature of these items and are not included in this table.
Interest Rate Derivatives
As of December 31, 2025, the Company has various interest rate swaps with a total notional amount of $275.0 million ($562.5 million as of September 30, 2025), maturing between March 1, 2027 and July 16, 2029. The Company will receive variable rate interest payments based upon one-month U.S. dollar SOFR, and in return the Company will be obligated to pay interest at a weighted average fixed interest rate of 1.16%. This effectively converted the borrowing rate on an amount of debt equal to the notional amount of the interest rate swaps from a variable rate to a fixed rate.
These derivatives are designated as cash flow hedges for accounting purposes. Accordingly, the gain or loss on these derivative instruments is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. See

Table of Content
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
Gains reclassified to earnings under these contracts were $2.0 million and $6.2 million for the three months ended December 31, 2025, and 2024, respectively. A derivative gain of $7.5 million, based upon interest rates at December 31, 2025, is expected to be reclassified from accumulated other comprehensive income to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of December 31, 2025, and September 30, 2025, the Company had outstanding foreign currency forward contracts in the notional amount of $118.2 million and $165.0 million, respectively.
Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which are based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
For the three months ended December 31, 2025, and 2024, the Company recorded realized gains (losses) of $0.3 million and $(1.9) million, respectively, under fair value contracts in other expense, net.
For the three months ended December 31, 2025, and 2024, the Company recorded unrealized net (losses) gains of $(0.8) million and $0.1 million, respectively, in other expense, net.
Cross Currency Swap
The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. As of December 31, 2025 and September 30, 2025, the Company has various cross currency interest rate swaps that synthetically swap $534.9 million of U.S. fixed rate debt to Euro denominated fixed rate debt. The Company receives a weighted average rate of 1.64% on these swaps. These agreements are designated as either net investment hedges or cash flow hedges for accounting purposes and will mature between October 5, 2026 and November 3, 2028.
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
For the three months ended December 31, 2025 and 2024, gains recorded in interest expense, net under the cross currency swap agreements were $2.2 million and $1.5 million, respectively.
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

Table of Content
Non-Recurring Fair Value Measurements
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the three months ended December 31, 2025 and 2024:

	Quantitative Information about Level 3 Fair Value Measurements
(in millions)	Impairment Amount	Valuation Technique	Unobservable Input	Range of Input Values
December 31, 2025
Long Lived Assets	$0.2	Discounted Cash Flows; Indicative Bids	Discounted Cash Flows; Indicative Bids	N/A
Total	$0.2

December 31, 2024
Long Lived Assets	$0.3	Discounted Cash Flows; Indicative Bids	Discounted Cash Flows; Indicative Bids	N/A
Total	$0.3
For three months ended December 31, 2025, the Company wrote down long-lived assets with a carrying value of $0.7 million to a fair value of $0.5 million, resulting in recognized asset impairment charges of $0.2 million. These charges include $0.2 million related to properties, plants and equipment, net, in the Sustainable Fiber Solutions reportable segment.
For three months ended December 31, 2024, the Company wrote down long-lived assets with a carrying value of $0.3 million to a fair value of $0.0 million, resulting in recognized asset impairment charges of $0.3 million. These charges include $0.3 million related to properties, plants and equipment, net, in the Customized Polymer Solutions reportable segment.
The assumptions used in measuring fair value of long-lived assets are considered level 3 inputs, which include bids received from third parties, recent purchase offers, market comparable information, and discounted cash flows based on assumptions that market participants would use.
NOTE 7 – STOCK-BASED COMPENSATION
Long-Term Incentive Plan
The Company granted 131,518 restricted stock units (“RSUs”) on November 3, 2025, for the performance period commencing on October 1, 2025 and ending September 30, 2028. The weighted average fair value of the RSUs granted on that date was $56.75.
Subsequent to December 31, 2025, the Company issued 55,654 shares of Class A Common Stock, which excludes shares withheld for the payment of taxes owed by recipients for RSUs vested, for the performance period commenced on November 1, 2022 and ended September 30, 2025.
The Company granted 215,586 performance stock units (“PSUs”) on November 3, 2025, for the performance period commencing on October 1, 2025 and ending September 30, 2028. If earned, the PSUs are to be awarded in shares of Class A Common Stock. The weighted average fair value of the PSUs granted on that date was $53.71.
Subsequent to December 31, 2025, the Company issued 170,210 shares of Class A Common Stock, which excludes shares withheld for the payment of taxes owed by recipients for PSUs vested, for the performance period commenced on November 1, 2022 and ended September 30, 2025.
NOTE 8 — INCOME TAXES
Income tax expense for the quarter and year-to-date was calculated according to ASC 740-270, “Income Taxes - Interim Reporting.” This method uses forecasted annual earnings and other amounts, such as uncertain tax positions and withholding taxes, to estimate annual tax expense. Losses from jurisdictions with a valuation allowance are excluded from the annual

Table of Content
estimated tax rate. Each quarter’s income tax expense is based on the year-to-date annual estimated tax rate, adjusted for discrete taxable events during the interim period.
For the three months ended December 31, 2025 and 2024, income tax expense was $58.9 million and $6.8 million, respectively. The $52.1 million increase was primarily attributable to a one-time discrete tax expense of $49.3 million recognized in the current fiscal year related to the Soterra Divestiture.
On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (“OBBBA”), was enacted into law. The OBBBA permanently extends several major provisions of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing, enhanced business interest deductibility, and modifications to the international tax framework. The Company has evaluated the impact of the OBBBA as part of its fiscal year 2026 forecast, and the effects of the legislation are reflected in the Company’s income tax provision for the first quarter of 2026. The Company will continue to assess the application of the OBBBA and any related regulatory guidance as it becomes available.
NOTE 9 — CONTINGENT LIABILITIES AND ENVIRONMENTAL RESERVES
Environmental Reserves
As of December 31, 2025, and September 30, 2025, the Company’s environmental reserves were $17.0 million and $17.3 million, respectively (including $9.8 million for the Diamond Alkali Superfund Site in New Jersey). These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. It is possible that there could be resolution of uncertainties in the future that would require the Company to record charges that could be material to future earnings.
The Company’s exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or year, the Company believes that the chance of a series of adverse developments occurring in the same quarter or year is remote. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. The Company is not a party to any pending legal proceedings that are material to its business or interim condensed consolidated financial statements.
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

Table of Content
The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding
         *Diluted Class B EPS calculation is identical to Basic Class B calculation
The following table provides EPS information for each period, respectively:

	Three Months Ended December 31,
(in millions)	2025	2024
Numerator for basic and diluted EPS
Net income from continuing operations attributable to Greif, Inc.	$176.6	$6.6
Net (loss) income from discontinued operations attributable to Greif, Inc.	(2.0)	15.4
Net income attributable to Greif, Inc.	174.6	22.0
Dividends declared	(31.7)	(31.0)
Undistributed earnings attributable to Greif, Inc.	$142.9	$(9.0)
The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.
Common Stock Repurchases
In 2017, the Board of Directors authorized the Company to repurchase up to 4,000,000 shares of the Company’s Class A Common Stock or Class B Common Stock, or any combination of the foregoing (the “2017 Authorization”).
In the first quarter of 2026, the Company entered into two agreements for open market repurchases that would nearly complete the repurchase of shares under the 2017 Authorization. One agreement provides for the repurchase of shares of Class A Common Stock up to an aggregate amount not to exceed $120.0 million in total repurchases, and the other agreement provides for the repurchase of shares of Class B Common Stock up to an aggregate amount not to exceed $30.0 million in total repurchases.
On December 9, 2025, the Board of Directors authorized the Company to repurchase shares of Class A Common Stock or Class B Common Stock, or any combination of the foregoing, up to an aggregate amount not to exceed $300.0 million in total purchases (the “2025 Authorization”). Repurchases of shares of Class A Common Stock or Class B Common Stock under the 2025 Authorization will not begin until after the completion of the repurchase of shares of Class A Common Stock or Class B Common Stock, as the case may be, under the 2017 Authorization.
For the three months ended December 31, 2025, 1,813,600 shares of Class A Common Stock and 110,088 of Class B Common Stock have been repurchased under the 2017 Authorization. As of December 31, 2025, the remaining number of shares that could be repurchased under the 2017 Authorization was 581,148 shares.

Table of Content
The following table summarizes the shares of the Company’s Class A and Class B Common Stock as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
December 31, 2025
Class A Common Stock	128,000,000	42,281,920	24,356,344	17,925,576
Class B Common Stock	69,120,000	34,560,000	21,221,039	13,338,961

September 30, 2025
Class A Common Stock	128,000,000	42,281,920	26,169,944	16,111,976
Class B Common Stock	69,120,000	34,560,000	21,331,127	13,228,873
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended December 31,
	2025	2024
Class A Common Stock:
Basic shares	25,698,863	25,850,270
Assumed conversion of restricted shares	753,244	437,017
Diluted shares	26,452,107	26,287,287
Class B Common Stock:
Basic and diluted shares	21,315,064	21,331,127
NOTE 11 — COMPREHENSIVE INCOME (LOSS)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the three months ended December 31, 2025:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of September 30, 2025	$(201.1)	$8.1	$(57.8)	$(250.8)
Other comprehensive income (loss)	12.3	(0.8)	0.4	11.9
Balance as of December 31, 2025	$(188.8)	$7.3	$(57.4)	$(238.9)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the three months ended December 31, 2024:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of September 30, 2024	$(265.9)	$(5.0)	$(76.7)	$(347.6)
Other comprehensive income (loss)	(93.2)	51.5	3.5	(38.2)
Balance as of December 31, 2024	$(359.1)	$46.5	$(73.2)	$(385.8)
The components of accumulated other comprehensive income (loss) above are presented net of tax, as applicable.
NOTE 12 — BUSINESS SEGMENT INFORMATION
As previously discussed, effective October 1, 2025, the Company changed the name of its Integrated Solutions reportable segment to Innovative Closure Solutions.

Table of Content
The Company is involved in the purchase and sale of recycled fiber and the production and sale of adhesives used in the Company’s paperboard products. Both of these products were previously reported under the Integrated Solutions reportable segment (now the Innovative Closure Solutions reportable segment), and effective October 1, 2025, these products are reported under the Sustainable Fiber Solutions reportable segment. The Company is also involved in the production and sale of complimentary packaging products and services such as paints, linings and filling that are related to the Company’s steel products. Both of these products and services were previously reported under the Integrated Solutions reportable segment (now the Innovative Closure Solutions reportable segment), and effective October 1, 2025, these products and services are reported under the Durable Metal Solutions reportable segment. These adjustments position each business within its respective place in the integrated value chain and reinforce a clear emphasis on closure systems within the Innovative Closure Solutions reportable segment.
The Company has four operating segments and four reportable segments: Customized Polymer Solutions; Durable Metal Solutions; Sustainable Fiber Solutions; and Innovative Closure Solutions.
The Company’s reportable business segments offer different products and services. The accounting policies of the reportable business segments are substantially the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies” note in the 2025 Form 10-KT.
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
The accounting policies of the reportable business segments are substantially the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies” note in the 2025 Form 10-KT.
The following table presents reportable segment information for the three months ended December 31, 2025:

	Three Months Ended December 31, 2025
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Innovative Closure Solutions	Consolidated
Net sales by geographic area:
United States*	$124.8	$62.5	$300.4	$6.1	$493.8
Europe, Middle East and Africa	127.7	209.4	0.2	9.6	346.9
Asia Pacific and Other Americas	52.6	82.9	11.3	7.3	154.1
Net sales	305.1	354.8	311.9	23.0	994.8
Costs of products sold	247.3	284.1	246.7	14.1	792.2
Selling, general and administrative expenses	51.8	34.1	54.1	6.1	146.1
Acquisition and integration related costs	0.7	—	—	—	0.7
Restructuring and other charges	2.3	3.8	8.0	0.1	14.2
Non-cash asset impairment charges	—	—	0.2	—	0.2
Gain on disposal of properties, plants and equipment, net	—	(0.1)	(215.6)	—	(215.7)
Loss on disposal of businesses, net	0.5	—	—	—	0.5
Operating profit	2.5	32.9	218.5	2.7	256.6
* The United States is the only country material to present individually. All other countries have been aggregated into regions.

Table of Content
The following table presents reportable segment information for the three months ended December 31, 2024:

	Three Months Ended December 31, 2024
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Innovative Closure Solutions	Consolidated
Net sales by geographic area:
United States*	$122.2	$64.0	$331.4	$6.2	$523.8
Europe, Middle East and Africa	115.9	202.7	0.2	10.4	329.2
Asia Pacific and Other Americas	56.3	89.2	12.4	5.8	163.7
Net sales	294.4	355.9	344.0	22.4	1,016.7
Costs of products sold	235.8	286.9	279.7	14.9	817.3
Selling, general and administrative expenses	53.2	39.5	61.5	6.0	160.2
Acquisition and integration related costs	2.8	—	—	—	2.8
Restructuring and other charges	1.1	0.7	1.4	0.1	3.3
Non-cash asset impairment charges	0.3	—	—	—	0.3
Loss (gain) on disposal of properties, plants and equipment, net	0.1	(2.8)	0.3	—	(2.4)
Loss on disposal of businesses, net	—	1.1	—	—	1.1
Operating profit	1.1	30.5	1.1	1.4	34.1
* The United States is the only country material to present individually. All other countries have been aggregated into regions.
The following table presents additional reportable segment information:

	Three Months Ended December 31,
(in millions)	2025	2024
Depreciation, depletion and amortization expense:
Customized Polymer Solutions	$27.9	$23.0
Durable Metal Solutions	7.6	7.2
Sustainable Fiber Solutions	23.4	26.6
Innovative Closure Solutions	1.4	1.7
Total depreciation, depletion and amortization expense	$60.3	$58.5
Capital expenditures:
Customized Polymer Solutions	$11.2	$9.9
Durable Metal Solutions	6.9	6.8
Sustainable Fiber Solutions	10.4	11.4
Innovative Closure Solutions	3.5	0.5
Total segments	32.0	28.6
Corporate and other	3.2	2.1
Total capital expenditures	$35.2	$30.7

Table of Content
The following table presents total assets by segment and total properties, plants and equipment, net by geographic area:

(in millions)	December 31, 2025	September 30, 2025
Assets:
Customized Polymer Solutions	$1,872.2	$1,872.9
Durable Metal Solutions	1,213.5	1,196.8
Sustainable Fiber Solutions	1,705.0	1,917.1
Innovative Closure Solutions	213.2	321.7
Total segments	5,003.9	5,308.5
Corporate and other*	498.6	458.3
Total assets	$5,502.5	$5,766.8
*Corporate and other assets held at corporate level or used by corporate functions that are not directly attributable to reportable segments.

Property, plant and equipment, net and lease right-of-use assets:
United States*	$799.9	$814.7
Europe, Middle East and Africa	389.5	392.2
Asia Pacific and other Americas	146.5	148.9
Total long-lived assets, net	$1,335.9	$1,355.8
*The United States is the only country material to present individually. All other countries have been aggregated into regions.

Table of Content
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The terms “Greif,” “our Company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on October 1 and ends on September 30 of the following year. Any references in unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to the years relates to the fiscal year ended in that year, unless otherwise stated. Our 2025 fiscal year began on November 1, 2024 and ended on September 30, 2025 (11-month period). Effective October 1, 2025, our fiscal year was changed to the 12-month period described above. Each fiscal quarter end was changed to align with the fiscal year end change, with the first fiscal quarter ended December 31, 2025.
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for the interim condensed consolidated balance sheet as of December 31, 2025 and the condensed consolidated balance sheet as of September 30, 2025, and for the interim condensed consolidated statements of income for the three months ended December 31, 2025 and 2024. This discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Transition Report on Form 10-KT for the fiscal year ended September 30, 2025 (the “2025 Form 10-KT”). Readers are encouraged to review the entire 2025 Form 10-KT, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, whether expressed in or implied by the statements. Such risks and uncertainties that might cause a difference include, but are not limited to, the following: (i) historically, our business has been sensitive to changes in general economic or business conditions, (ii) our global operations subject us to political risks, instability and currency exchange that could adversely affect our results of operations, (iii) the current and future challenging global economy and disruption and volatility of the financial and credit markets may adversely affect our business and our access to financing and could delay or otherwise disrupt our share repurchase plan, (iv) the continuing consolidation of our customer base and suppliers may intensify pricing pressure, (v) we operate in highly competitive industries, (vi) our business is sensitive to changes in industry demands and customer preferences, (vii) raw material shortages, price fluctuations, global supply chain disruptions and high inflation may adversely impact our results of operations, (viii) energy and transportation price fluctuations and shortages may adversely impact our manufacturing operations and costs, (ix) we may encounter difficulties or liabilities arising from acquisitions or divestitures, (x) we may incur additional rationalization costs and product dispositions and there is no guarantee that our efforts to reduce costs will be successful, (xi) several operations are conducted by joint ventures that we cannot operate solely for our benefit, (xii) certain of the agreements that govern our joint ventures provide our partners with put or call options, (xiii) our ability to attract, develop and retain talented and qualified employees, managers and executives is critical to our success, (xiv) our business may be adversely impacted by work stoppages and other labor relations matters, (xv) we may be subject to losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage and general insurance premium and deductible increases, (xvi) our business depends on the uninterrupted operations of our facilities, systems and business functions, including our information technology and other business systems, (xvii) a cyber-attack, security breach of customer, employee, supplier or our information and data privacy risks and costs of compliance with new regulations may have a material adverse effect on our business, financial condition, results of operations and cash flows, (xviii) we have in the past been and in the future could be subject to changes in our tax rates, the adoption of new U.S. or foreign tax legislation or exposure to additional tax liabilities, (xix) we have a significant amount of goodwill and long-lived assets which, if impaired in the future, would adversely impact our results of operations, (xx) changing climate, global climate change regulations and greenhouse gas effects may adversely affect our operations and financial performance, (xxi) we may be

Table of Content
unable to achieve our greenhouse gas emission reduction target by 2030, (xxii) legislation/regulation related to environmental and health and safety matters could negatively impact our operations and financial performance, (xxiii) product liability claims and other legal proceedings could adversely affect our operations and financial performance, and (xxiv) we may incur fines or penalties, damage to our reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws.
Forward looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those forecasted or anticipated, whether expressed in or implied by the statements. For a detailed discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected, or anticipated, see “Risk Factors” in Part I, Item 1A of our 2025 Form 10-KT and our other filings with the United States Securities and Exchange Commission (“SEC”).
All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
On June 30, 2025, we entered into a definitive agreement to sell our containerboard business, including our CorrChoice sheet feeder system (the “Containerboard Business”), and the equity interests in our subsidiaries that directly owned the Containerboard Business on the date of closing, for a purchase price of $1804.7 million. The transaction was completed effective as of August 31, 2025 (the “Containerboard Divestiture”). The Containerboard Business was previously reported under the Sustainable Fiber Solutions segment. The Containerboard Divestiture qualifies as discontinued operations because it represents a strategic shift that will have a major impact on our operations and financial results. As a result, the Containerboard Business was presented as discontinued operations beginning in the third quarter of 2025. Our allocation of corporate expenses was updated to reflect how management measures performance and allocates resources with the Containerboard Business being excluded from continuing operations. We have recast data from prior periods to reflect this change to conform to the current year presentation. Unless otherwise noted, the discussion below relates only to our continuing operations.
On August 5, 2025, we entered into a definitive agreement to sell our Soterra land management assets, consisting primarily of approximately 173,000 acres of timberland (the “Soterra Assets”), for a purchase price of $462.0 million. The transaction was completed as of October 1, 2025 (the “Soterra Divestiture”). The Soterra Assets was reported under the Sustainable Fiber Solutions segment. The Soterra Divestiture does not qualify as discontinued operations.
BUSINESS SEGMENTS
As previously discussed, effective October 1, 2025, we changed the name of our Integrated Solutions reportable segment to Innovative Closure Solutions.
We are involved in the purchase and sale of recycled fiber and the production and sale of adhesives used in our paperboard products. Both of these products were previously reported under the Integrated Solutions reportable segment (now the Innovative Closure Solutions reportable segment), and effective October 1, 2025, these products are reported under the Sustainable Fiber Solutions reportable segment. We are also involved in the production and sale of complimentary packaging products and services such as paints, linings and filling that are related to our steel products. Both of these products and services were previously reported under the Integrated Solutions reportable segment (now the Innovative Closure Solutions reportable segment), and effective October 1, 2025, these products and services are reported under the Durable Metal Solutions reportable segment. These adjustments position each business within its respective place in the integrated value chain and reinforce a clear emphasis on closure systems within the Innovative Closure Solutions reportable segment.
We operate in four reportable business segments: Customized Polymer Solutions; Durable Metal Solutions; Sustainable Fiber Solutions; and Innovative Closure Solutions.
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
In the Durable Metal Solutions reportable segment, we produce and sell metal-based packaging products, including a wide variety of steel drums. We also produce and sell complimentary packaging products, such as paints and linings for industrial packaging products and related services. Our metal-based packaging products are sold on a global basis to customers in industries such as chemicals, petroleum, agriculture and paints and coatings, among others.

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
In the Innovative Closure Solutions reportable segment, we produce and sell closure systems for industrial packaging products and related services. These products and services are used internally by us and are also sold to external customers.
CRITICAL ACCOUNTING POLICIES
The discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these interim condensed consolidated financial statements, in accordance with these principles, requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of our interim condensed consolidated financial statements.
Our critical accounting policies are discussed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2025 Form 10-KT. We believe that the consistent application of these policies enables us to provide readers of the interim condensed consolidated financial statements with useful and reliable information about our results of operations and financial condition. There have been no material changes to our critical accounting policies from the disclosures contained in the 2025 Form 10-KT.
Recently Issued and Newly Adopted Accounting Standards
See Note 1 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q for a detailed description of recently issued and newly adopted accounting standards.
RESULTS OF OPERATIONS
The following comparative information is presented for the three months ended December 31, 2025 and 2024. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.
Items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A — Risk Factors, of the 2025 Form 10-KT. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.
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

Table of Content
First Quarter Results
The following table sets forth the net sales, operating profit and Adjusted EBITDA for each of our business segments for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
(in millions)	2025	2024
Net sales:
Customized Polymer Solutions	$305.1	$294.4
Durable Metal Solutions	354.8	355.9
Sustainable Fiber Solutions	311.9	344.0
Innovative Closure Solutions	23.0	22.4
Total net sales	$994.8	$1,016.7
Operating profit:
Customized Polymer Solutions	$2.5	$1.1
Durable Metal Solutions	32.9	30.5
Sustainable Fiber Solutions	218.5	1.1
Innovative Closure Solutions	2.7	1.4
Total operating profit	$256.6	$34.1
Adjusted EBITDA:
Customized Polymer Solutions	$35.5	$28.5
Durable Metal Solutions	45.8	36.8
Sustainable Fiber Solutions	36.6	29.5
Innovative Closure Solutions	4.6	4.0
Total Adjusted EBITDA	$122.5	$98.8
The following table sets forth Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
(in millions)	2025	2024
Net income	$182.9	$11.3
Plus: interest expense, net	9.7	15.9
Plus: non-cash pension settlement charges	0.9	—
Plus: other expense, net	4.4	0.9
Plus: income tax expense	58.9	6.8
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.2)	(0.8)
Operating profit	256.6	34.1
Less: equity earnings of unconsolidated affiliates, net of tax	(0.2)	(0.8)
Plus: depreciation, depletion and amortization expense	60.3	58.5
Plus: acquisition and integration related costs	0.7	2.8
Plus: restructuring and other charges	14.2	3.3
Plus: non-cash asset impairment charges	0.2	0.3
Plus: gain on disposal of properties, plants and equipment, net	(215.7)	(2.4)
Plus: loss on disposal of businesses, net	0.5	1.1
Plus: other costs*	5.5	0.3
Adjusted EBITDA	$122.5	$98.8
*includes fiscal year-end change costs and share-based compensation impact of disposals of businesses

Table of Content
The following table sets forth Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31, 2025
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Innovative Closure Solutions	Consolidated
Operating profit	$2.5	$32.9	$218.5	$2.7	$256.6
Less: equity earnings of unconsolidated affiliates, net of tax	—	—	—	(0.2)	(0.2)
Plus: depreciation and amortization expense	27.9	7.6	23.4	1.4	60.3
Plus: acquisition and integration related costs	0.7	—	—	—	0.7
Plus: restructuring and other charges	2.3	3.8	8.0	0.1	14.2
Plus: non-cash asset impairment charges	—	—	0.2	—	0.2
Plus: gain on disposal of properties, plants and equipment, net	—	(0.1)	(215.6)	—	(215.7)
Plus: loss on disposal of businesses, net	0.5	—	—	—	0.5
Plus: other costs*	1.6	1.6	2.1	0.2	5.5
Adjusted EBITDA	$35.5	$45.8	$36.6	$4.6	$122.5

	Three Months Ended December 31, 2024
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Innovative Closure Solutions	Consolidated
Operating profit	$1.1	$30.5	$1.1	$1.4	$34.1
Less: equity earnings of unconsolidated affiliates, net of tax	—	—	—	(0.8)	(0.8)
Plus: depreciation and amortization expense	23.0	7.2	26.6	1.7	58.5
Plus: acquisition and integration related costs	2.8	—	—	—	2.8
Plus: restructuring and other charges	1.1	0.7	1.4	0.1	3.3
Plus: non-cash asset impairment charges	0.3	—	—	—	0.3
Plus: loss (gain) on disposal of properties, plants and equipment, net	0.1	(2.8)	0.3	—	(2.4)
Plus: loss on disposal of businesses, net	—	1.1	—	—	1.1
Plus: other costs*	0.1	0.1	0.1	—	0.3
Adjusted EBITDA	$28.5	$36.8	$29.5	$4.0	$98.8
*includes fiscal year-end change costs and share-based compensation impact of disposals of businesses
Net Sales
Net sales were $994.8 million for the first quarter of 2026 compared with $1,016.7 million for the first quarter of 2025. The $21.9 million decrease was primarily due to $48.2 million attributable to lower volumes, partially offset by $37.2 million positive foreign currency translation impacts The remaining variance is attributed to the Soterra Divestiture. See the “Segment Review” below for additional information on net sales by segment.
Gross Profit
Gross profit was $202.6 million for the first quarter of 2026 compared with $199.4 million for the first quarter of 2025. The $3.2 million increase was primarily due to lower raw material costs, partially offset by the same factors that impacted net sales. See the “Segment Review” below for additional information on gross profit by segment. Gross profit margin was 20.4 percent and 19.6 percent for the first quarter of 2026 and 2025, respectively.

Table of Content
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $146.1 million for the first quarter of 2026 compared with $160.2 million for the first quarter of 2025. The $14.1 million decrease was primarily due to lower compensation expenses and professional fees. SG&A expenses were 14.7 percent and 15.8 percent of net sales for the first quarter of 2026 and 2025, respectively.
Financial Measures
Operating profit was $256.6 million for the first quarter of 2026 compared with $34.1 million for the first quarter of 2025. Net income was $182.9 million for the first quarter of 2026 compared with $11.3 million for the first quarter of 2025. The increase of net income was primarily due to the Soterra Divestiture during the first quarter of 2026. Adjusted EBITDA was $122.5 million for the first quarter of 2026 compared with $98.8 million for the first quarter of 2025. The reasons for the changes in operating profit, net income, and Adjusted EBITDA for each segment are described below in the “Segment Review.”
Trends
We continue to see softness in the industrial economy and have not identified any compelling customer demand inflection during the remainder of the year, although we do expect slightly higher demand for small plastics due to the seasonality of the businesses of our end use customers. We expect prices for steel and resin to be relatively stable for the remainder of the year, apart from any potential tariff impact. We also expect prices for old corrugated containers and other direct materials, as well as prices for transportation, labor and utilities, to remain relatively stable through the remainder of the year.
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
Customized Polymer Solutions
Our Customized Polymer Solutions segment produces and sells a comprehensive line of polymer based packaging products, such as plastic drums, rigid intermediate bulk containers and small plastics.
Net sales were $305.1 million for the first quarter of 2026 compared with $294.4 million for the first quarter of 2025. The $10.7 million increase was primarily due to $13.3 million positive foreign currency translation impacts, partially offset by lower volumes.
Gross profit was $57.8 million for the first quarter of 2026 compared with $58.6 million for the first quarter of 2025. The $0.8 million decrease was primarily due to higher manufacturing costs and higher depreciation expense, partially offset by the same factors that impacted net sales. Gross profit margin was 18.9 percent and 19.9 percent for the first quarter of 2026 and 2025, respectively.
Operating profit was $2.5 million for the first quarter of 2026 compared with $1.1 million for the first quarter of 2025. The $1.4 million increase was primarily due to lower integration costs from prior acquisitions and lower SG&A expenses, partially offset by the same factors that impacted gross profit. Adjusted EBITDA was $35.5 million for the first quarter of 2026 compared with

Table of Content
$28.5 million for the first quarter of 2025. The $7.0 million increase was primarily due to the same factors that impacted net sales and lower SG&A expenses, partially offset by higher manufacturing costs.
Durable Metal Solutions
Our Durable Metal Solutions segment produces and sells metal-based packaging products, including a wide variety of steel drums. In addition, this reportable segment produces and sells complimentary packaging products, such as paints and linings for industrial packaging products and related services.
Net sales were $354.8 million for the first quarter of 2026 compared with $355.9 million for the first quarter of 2025. The $1.1 million decrease was primarily due to $18.6 million attributable to lower volumes, lower average selling prices and partially offset by $22.8 million positive foreign currency translation impacts.
Gross profit was $70.7 million for the first quarter of 2026 compared with $69.0 million for the first quarter of 2025. The $1.7 million increase was primarily due to lower raw material purchases, partially offset by the same factors that impacted net sales. Gross profit margin was 19.9 percent and 19.4 percent for the first quarter of 2026 and 2025, respectively.
Operating profit was $32.9 million for the first quarter of 2026 compared with $30.5 million for the first quarter of 2025. The $2.4 million increase was primarily due to the same factors that impacted gross profit. Adjusted EBITDA was $45.8 million for the first quarter of 2026 compared with $36.8 million for the first quarter of 2025. The $9.0 million increase was primarily due to the same factors that impacted gross profit and lower SG&A expenses.
Sustainable Fiber Solutions
Our Sustainable Fiber Solutions segment produces and sells fiber-based packaging products, including fibre drums, uncoated recycled board, coated recycled board, tubes and cores and specialty partitions made from containerboard, uncoated recycled board and coated recycled board. In addition, this reportable segment participates in the purchase and sale of recycled fiber and the production and sale of adhesives, which can be used in our paperboard products.
Net sales were $311.9 million for the first quarter of 2026 compared with $344.0 million for the first quarter of 2025. The $32.1 million decrease was primarily due to $24.7 million attributable to lower volumes, and impacts from Soterra Divestiture.
Gross profit was $65.2 million for the first quarter of 2026 compared with $64.3 million for the first quarter of 2025. The $0.9 million increase was primarily due to lower raw material costs and purchases, partially offset by the same factors that impacted net sales. Gross profit margin was 20.9 percent and 18.7 percent for the first quarter of 2026 and 2025, respectively.
Operating profit was $218.5 million for the first quarter of 2026 compared with $1.1 million for the first quarter of 2025. The $217.4 million increase was primarily due to a $216.2 million gain from the Soterra Divestiture during the first quarter of 2026. Adjusted EBITDA was $36.6 million for the first quarter of 2026 compared with $29.5 million for the first quarter of 2025. The $7.1 million increase was primarily due to lower SG&A expenses and the same factors that impacted gross profit.
Innovative Closure Solutions
Our Innovative Closure Solutions segment produces and sells closure systems for industrial packaging products and related services.
Net sales were $23.0 million for the first quarter of 2026 compared with $22.4 million for the first quarter of 2025. The $0.6 million increase was primarily due to higher average selling prices and positive foreign currency translation impact, partially offset by lower volumes.
Gross profit was $8.9 million for the first quarter of 2026 compared with $7.5 million for the first quarter of 2025. The $1.4 million increase was primarily due to lower raw material purchases and the same factors that impacted net sales. The Innovative Closure Solutions reportable segment’s total sales including intersegment sales was $39.4 million and $39.9 million for the first quarter of 2026 and 2025, respectively. Gross profit margin as a percentage of total sales was 22.6 percent and 18.8 percent for the first quarter of 2026 and 2025, respectively.
Operating profit was $2.7 million for the first quarter of 2026 compared with $1.4 million for the first quarter of 2025. The $1.3 million increase was primarily due to the same factors that impacted gross profit. Adjusted EBITDA was $4.6 million for the first quarter of 2026 compared with $4.0 million for the first quarter of 2025. The $0.6 million increase was primarily due to the same factors that impacted gross profit.

Table of Content
Income Tax Expense
Income tax expense for the first quarter of 2026 was $58.9 million compared with $6.8 million for the first quarter of 2025. The $52.1 million increase was primarily due to the gain from the Soterra Divestiture.
On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (“OBBBA”), was enacted into law. The OBBBA permanently extends several major provisions of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing, enhanced business interest deductibility, and modifications to the international tax framework. We have evaluated the impact of the OBBBA as part of our fiscal year 2026 forecast, and the effects of the legislation are reflected in our income tax provision for the first quarter of 2026. We will continue to assess the application of the OBBBA and any related regulatory guidance as it becomes available.
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
The cash flows related to the Containerboard Business have not been segregated and are included in our Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2025 and 2024. The absence of the cash flows from the Containerboard business in future periods is not expected to materially impact our liquidity or capital resources.
Cash Flow

Three Months Ended December 31, (in millions)	2025	2024
Net cash (used in) provided by operating activities	$(24.4)	$16.6
Net cash provided by (used in) investing activities	427.3	(22.4)
Net cash (used in) provided by financing activities	(429.7)	6.3
Effects of exchange rates on cash	13.6	(32.1)
Net decrease in cash and cash equivalents	(13.2)	(31.6)
Cash and cash equivalents at beginning of year	256.7	216.4
Cash and cash equivalents at end of period	$243.5	$184.8
Operating Activities
During the first three months of 2026 and 2025, cash (used in) provided by change in accounts receivable was $56.8 million and $76.2 million, respectively. The unfavorable change in accounts receivable levels was primarily due to timing of collections.
During the first three months of 2026 and 2025, cash (used in) provided by change in inventories was $(10.7) million and $(9.0) million, respectively. The unfavorable change in inventories was primarily due to decrease in net sales.
During the first three months of 2026 and 2025, cash (used in) provided by change in accounts payable was $(32.5) million and $(60.0) million, respectively. The favorable change in accounts payable levels was primarily due to decrease in purchases due to decrease in net sales and timing of payments.
Investing Activities
During the first three months of 2026 and 2025, we invested $33.0 million and $42.7 million (of which $4.6 million relates to the Containerboard Business), respectively, of cash in capital expenditures.
During the first three months of 2026, we received $460.9 million of cash from sale of properties, plants and equipment and other assets, primarily from the Soterra Divestiture.

Table of Content
Financing Activities
During the first three months of 2026 and 2025, we paid cash dividends to our stockholders in the amount of $32.5 million and $31.2 million, respectively.
During the first three months of 2026 and 2025, we (paid down) borrowed $(259.9) million and $50.9 million of debt, net of payments, respectively. The 2026 repayment was primarily from proceeds from the Soterra Divestiture.
During the first three months of 2026, we paid $128.1 million for share repurchases.
Stock Repurchase Programs
In 2017, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our Class A Common Stock or Class B Common Stock, or any combination of the foregoing (the “2017 Authorization”).
In the first quarter of 2026, we entered into two agreements for open market repurchases that would nearly complete the repurchase of shares under the 2017 Authorization. One agreement provides for the repurchase of shares of Class A Common Stock up to an aggregate amount not to exceed $120.0 million in total repurchases, and the other agreement provides for the repurchase of shares of Class B Common Stock up to an aggregate amount not to exceed $30.0 million in total repurchases.
On December 9, 2025, our Board of Directors authorized the repurchase of shares of Class A Common Stock or Class B Common Stock, or any combination of the foregoing, up to an aggregate amount not to exceed $300.0 million in total purchases (the “2025 Authorization”). Repurchases of shares of Class A Common Stock or Class B Common Stock under the 2025 Authorization will not begin until after the completion of the repurchase of shares of Class A Common Stock or Class B Common Stock, as the case may be, under the 2017 Authorization.
For the three months ended December 31, 2025, 1,813,600 shares of Class A Common Stock and 110,088 of Class B Common Stock have been repurchased under the 2017 Authorization. As of December 31, 2025, the remaining number of shares that could be repurchased under the 2017 Authorization was 581,148.
See Note 10 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding this program and the repurchase of shares of Class A and B Common Stock.
Financial Obligations
Long-Term Debt
Long-term debt is summarized as follows:

(in millions)	December 31, 2025	September 30, 2025
2022 Credit Agreement - Term Loans	$400.3	$784.1
2023 Credit Agreement - Term Loan	69.1	135.3
2022 Credit Agreement - Revolving Credit Facility	189.6	—
	659.0	919.4
Less: deferred financing costs	3.9	4.6
Long-term debt, net	$655.1	$914.8
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

Table of Content
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
Interest accruing under the 2022 Credit Agreement is based on Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on our leverage ratio. As of December 31, 2025, we had $610.4 million of available borrowing capacity under the $800.0 million secured revolving credit facility.
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
The 2022 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness (less the aggregate amount of our unrestricted cash and cash equivalents), to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses), and plus or minus certain other items for the preceding twelve months (as used in this paragraph only “EBITDA”) to be greater than 4.50 to 1.00 through the quarter ending January 31, 2025, and thereafter 4.00 to 1.00; provided that such leverage ratio is subject to (i) a covenant step-up (as defined in the 2022 Credit Agreement) increase adjustment of 0.50 upon the consummation of, and the following three fiscal quarters after, certain specified acquisitions and (ii) a collateral release decrease adjustment of 0.25x during any collateral release period (as defined in the 2022 Credit Agreement). The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated EBITDA, to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve-month period. As of December 31, 2025, we were in compliance with the covenants and other agreements in the 2022 Credit Agreement.
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

Table of Content
The 2023 Credit Agreement contains covenants, including financial covenants, substantially the same as the covenants in 2022 Credit Agreement, as described above, and a “most favored lender” provision related to the 2022 Credit Agreement. As of December 31, 2025, we were in compliance with the covenants and other agreements in the 2023 Credit Agreement.
Short-Term Debt
Short-term debt is summarized as follows:

(in millions)	December 31, 2025	September 30, 2025
U.S. accounts receivable credit facilities	174.4	179.7
European accounts receivable credit facilities	93.6	95.3
Other debt	20.9	12.7
	288.9	287.7
Accounts Receivable Credit Facilities
We have a $200.0 million U.S. Receivables Financing Facility Agreement (the “U.S. RFA”) that matures on May 15, 2026. As of December 31, 2025, there was a $174.4 million ($179.7 million as of September 30, 2025) outstanding balance under the U.S. RFA. The U.S. RFA also contains events of default and covenants that are substantially the same as the covenants under the 2022 Credit Agreement. As of December 31, 2025, we were in compliance with these covenants. Proceeds of the U.S. RFA are available for working capital and general corporate purposes.
We have a €100.0 million ($117.7 million as of December 31, 2025) European Receivables Financing Agreement (the “European RFA”) that matures on April 21, 2026. As of December 31, 2025, $93.6 million ($95.3 million as of September 30, 2025) was outstanding under the European RFA. As of December 31, 2025, we were in compliance with covenants contained in the European RFA. Proceeds of the European RFA are available for working capital and general corporate purposes.
See Note 5 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional disclosures regarding our financial obligations.
Financial Instruments
Interest Rate Derivatives
As of December 31, 2025, we had various interest rate swaps with a total notional amount of $275.0 million ($562.5 million as of September 30, 2025) amortizing down over the term, in which we receive variable interest rate payments based on SOFR and in return are obligated to pay interest at a weighted average fixed interest rate of 1.16%. These derivatives are designated as cash flow hedges for accounting purposes and will mature between March 1, 2027 and July 16, 2029.
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
As of December 31, 2025, and September 30, 2025, we had outstanding foreign currency forward contracts in the notional amount of $118.2 million, and $165.0 million, respectively.
Cross Currency Swap
We have operations and investments in various international locations and are subject to risks associated with changing foreign exchange rates. As of December 31, 2025, we have cross currency interest rate swaps that synthetically swap $534.9 million ($534.9 million as of September 30, 2025) of U.S. fixed rate debt to Euro denominated fixed rate debt. We receive a weighted

Table of Content
average rate of 1.64%. These agreements are designated either net investment hedges or cash flow hedges for accounting purposes and will mature between October 5, 2026 and November 3, 2028.
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

Table of Content
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in the 2025 Form 10-KT under Part I, Item 1A –– Risk Factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c.) Purchases of Equity Securities by the Issuer
In 2017, the Board of Directors authorized the Company to repurchase up to 4,000,000 shares of the Company’s Class A Common Stock or Class B Common Stock, or any combination of the foregoing (the “2017 Authorization”).
As announced on November 5, 2025, the Company entered into two agreements, each dated November 11, 2025, for open market repurchases that would nearly complete the repurchase of shares under the 2017 Authorization. One agreement provides for the repurchase of shares of Class A Common Stock up to an aggregate amount not to exceed $120.0 million in total repurchases, and the other agreement provides for the repurchase of shares of Class B Common Stock up to an aggregate amount not to exceed $30.0 million in total repurchases. The agreement for the repurchase of shares of Class B Common Stock was terminated on November 14, 2025. A new agreement for the repurchase of shares of Class B Common Stock was entered into on November 26, 2025. The new agreement is the same as the prior agreement, other than the new agreement provides that the Company will not repurchase shares during limited periods of time each quarter that are expected to correspond to a portion of the Company’s open trading window under its insider trading policy.
On December 9, 2025, the Board of Directors authorized the Company to repurchase shares of Class A Common Stock or Class B Common Stock, or any combination of the foregoing, up to an aggregate amount not to exceed $300.0 million in total purchases (the “2025 Authorization”). Repurchases of shares of Class A Common Stock or Class B Common Stock under the 2025 Authorization will not begin until after the completion of the repurchase of shares of Class A Common Stock or Class B Common Stock, as the case may be, under the 2017 Authorization.
See Note 10 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding this program and the repurchase of shares of Class A and B Common Stock.
During the three months ended December 31, 2025, the Company repurchased the following shares of its Class A and Class B Common Stock:

Period	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share of Class A Common Stock*	Total Number of Shares of Class B Common Stock Purchased	Average Price Paid per Share of Class B Common Stock*	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet be Purchased Under the Program
October 1, 2025 to October 31, 2025	—	$—	—	$—	—	$—
November 1, 2025 to November 30, 2025	561,361	61.77	5,592	65.67	566,953	414,958,037
December 1, 2025 to December 31, 2025	1,252,239	68.14	104,496	74.51	1,356,735	321,847,267
Total	1,813,600		110,088		1,923,688
*Average price paid per share reflects the weighted average purchase price paid for shares.

Table of Content
ITEM 6. EXHIBITS
(a.) Exhibits

Exhibit No.	Description of Exhibit

10.1	Employment Agreement, dated June 1, 2022, between Greif UK Limited and Patrick Mullaney.

10.2	Settlement Agreement, dated September 23, 2025, between Greif UK Limited and Patrick Mullaney.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a —14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GREIF, INC.
(Registrant)

Date: January 30, 2026	/s/ LAWRENCE A. HILSHEIMER
Lawrence A. Hilsheimer
Executive Vice President and Chief Financial Officer