Form 10-Q
period 2026-03-31
GREIF, INC
filed 2026-04-29
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock	GEF	New York Stock Exchange
Class B Common Stock	GEF-B	New York Stock Exchange
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on April 27, 2026:

Class A Common Stock	24,776,629 shares
Class B Common Stock	21,359,678 shares

Table of Content

Table of Content
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except per share amounts)	2026	2025	2026	2025
Net sales	$1,072.8	$1,078.4	$2,067.6	$2,095.1
Cost of products sold	825.8	829.9	1,618.0	1,647.2
Gross profit	247.0	248.5	449.6	447.9
Selling, general and administrative expenses	191.7	159.9	337.8	320.1
Acquisition and integration related costs	1.4	1.3	2.1	4.1
Restructuring and other charges	15.7	9.1	29.9	12.4
Non-cash asset impairment charges	4.5	17.2	4.7	17.5
(Gain) loss on disposal of properties, plants and equipment, net	(1.7)	0.1	(217.4)	(2.3)
Loss on disposal of businesses, net	—	0.2	0.5	1.3
Operating profit	35.4	60.7	292.0	94.8
Interest expense, net	10.0	15.5	19.7	31.4
Non-cash pension settlement charges	0.7	—	1.6	—
Debt extinguishment charges	2.5	—	2.5	—
Other expense, net	0.4	0.2	4.8	1.1
Income from continuing operations before income tax expense and equity earnings of unconsolidated affiliates, net	21.8	45.0	263.4	62.3
Income tax expense	5.9	20.0	64.8	26.8
Equity earnings of unconsolidated affiliates, net of tax	(0.4)	(0.1)	(0.6)	(0.9)
Net income from continuing operations	16.3	25.1	199.2	36.4
Net income (loss) from discontinued operations, net of tax	—	21.3	(2.0)	36.7
Net income	16.3	46.4	197.2	73.1
Net income attributable to noncontrolling interests	(3.7)	(6.5)	(10.0)	(11.2)
Net income attributable to Greif, Inc.	$12.6	$39.9	$187.2	$61.9
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock (continued operations) - basic	$0.22	$0.32	$3.31	$0.44
Class A common stock (discontinued operations) - basic	$—	$0.37	$(0.03)	$0.63
Earnings per Class A common stock - basic	$0.22	$0.69	$3.28	$1.07
Class B common stock (continued operations) - basic	$0.33	$0.48	$4.95	$0.65
Class B common stock (discontinued operations) - basic	$—	$0.55	$(0.05)	$0.95
Earnings per Class B common stock - basic	$0.33	$1.03	$4.90	$1.60
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock (continued operations) - diluted	$0.22	$0.32	$3.27	$0.44
Class A common stock (discontinued operations) - diluted	$—	$0.37	$(0.03)	$0.63
Earnings per Class A common stock - diluted	$0.22	$0.69	$3.24	$1.07
Class B common stock (continued operations) - diluted	$0.33	$0.48	$4.95	$0.65
Class B common stock (discontinued operations) - diluted	$—	$0.55	$(0.05)	$0.95
Earnings per Class B common stock - diluted	$0.33	$1.03	$4.90	$1.60
Weighted-average number of Class A common shares outstanding:
Basic	24.7	26.1	25.2	26.0
Diluted	24.7	26.1	25.6	26.0
Weighted-average number of Class B common shares outstanding:
Basic	21.5	21.3	21.4	21.3
Diluted	21.5	21.3	21.4	21.3
Cash dividends declared per common share:
Class A common stock	$0.56	$0.54	$1.12	$1.08
Class B common stock	$0.84	$0.81	$1.67	$1.61
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025
Net income	$16.3	$46.4	$197.2	$73.1
Other comprehensive income (loss), net of tax:
Foreign currency translation	(17.4)	60.8	(5.1)	(33.2)
Derivative financial instruments	(0.1)	(21.2)	(0.9)	30.3
Minimum pension liabilities	1.7	(1.4)	2.1	2.1
Other comprehensive income (loss), net of tax	(15.8)	38.2	(3.9)	(0.8)
Comprehensive income	0.5	84.6	193.3	72.3
Comprehensive income attributable to noncontrolling interests	3.2	7.0	9.5	10.9
Comprehensive (loss) income attributable to Greif, Inc.	$(2.7)	$77.6	$183.8	$61.4
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2026	September 30, 2025
ASSETS
Current assets
Cash and cash equivalents	$286.1	$256.7
Trade accounts receivable, net of allowance	707.1	655.3
Inventories:
Raw materials	243.9	244.7
Finished goods	96.1	92.1
Current assets held for sale	18.4	21.8
Prepaid expenses	72.1	55.6
Other current assets	140.1	104.2
	1,563.8	1,430.4
Long-term assets
Goodwill	1,693.2	1,696.5
Other intangible assets, net of amortization	794.0	840.9
Deferred tax assets	31.0	26.5
Pension assets	67.9	64.1
Noncurrent assets held for sale	—	233.5
Operating lease right-of-use assets	173.8	186.5
Finance lease right-of-use assets	26.4	34.1
Other long-term assets	118.5	119.1
	2,904.8	3,201.2
Properties, plants and equipment
Land	122.6	124.7
Buildings	497.4	497.4
Machinery and equipment	1,779.4	1,736.0
Capital projects in progress	167.3	151.2
	2,566.7	2,509.3
Accumulated depreciation	(1,438.7)	(1,374.1)
	1,128.0	1,135.2
Total assets	$5,596.6	$5,766.8
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2026	September 30, 2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$500.9	$429.6
Accrued payroll and employee benefits	102.4	137.9
Restructuring reserves	17.1	21.7
Current portion of long-term debt	12.5	—
Short-term borrowings	292.2	287.7
Current liabilities held for sale	—	2.1
Current portion of operating lease liabilities	40.3	43.9
Current portion of finance lease liabilities	4.4	5.5
Dividends payable	24.6	25.3
Other current liabilities	231.7	175.9
	1,226.1	1,129.6
Long-term liabilities
Long-term debt	701.2	914.8
Operating lease liabilities	134.4	143.9
Finance lease liabilities	24.4	29.3
Deferred tax liabilities	210.8	250.2
Pension liabilities	58.4	59.2
Postretirement benefit obligations	5.3	5.4
Contingent liabilities and environmental reserves	17.2	17.3
Other long-term liabilities	144.9	172.4
	1,296.6	1,592.5
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	92.7	92.3
Equity
Common stock, without par value	294.0	247.3
Treasury stock, at cost	(414.9)	(276.5)
Retained earnings	3,317.3	3,194.9
Accumulated other comprehensive loss, net of tax:
Foreign currency translation	(205.7)	(201.1)
Derivative financial instruments	7.2	8.1
Minimum pension liabilities	(55.7)	(57.8)
Total Greif, Inc. shareholders’ equity	2,942.2	2,914.9
Noncontrolling interests	39.0	37.5
Total shareholders’ equity	2,981.2	2,952.4
Total liabilities and shareholders’ equity	$5,596.6	$5,766.8
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
(in millions)	2026	2025
Cash flows from operating activities:
Net income	$197.2	73.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	117.5	133.9
Non-cash asset impairment charges	4.7	17.5
Non-cash pension settlement charges	1.6	—
Gain on disposals of properties, plants and equipment, net	(217.4)	(2.3)
Loss on disposals of businesses, net	3.1	1.3
Unrealized foreign exchange (gain) loss	0.4	—
Deferred income tax benefit	(50.8)	(86.1)
Debt extinguishment charges	0.7	—
Non-cash special charitable contribution	40.0	—
Non-cash lease expense	26.0	24.9
Other, net	0.6	0.8
Increase (decrease) in cash from changes in certain assets and liabilities, net of impacts from acquisitions:
Trade accounts receivable	(52.7)	(14.6)
Inventories	(2.6)	(7.5)
Accounts payable	89.0	(1.3)
Restructuring reserves	(4.5)	5.5
Operating leases	(26.9)	(24.2)
Pension and post-retirement benefit liabilities	(4.5)	(4.1)
Other, net	(29.2)	22.1
Net cash provided by operating activities	92.2	139.0
Cash flows from investing activities:
Purchases of business, net of cash acquired	(5.3)	(1.2)
Purchases of properties, plants and equipment	(89.8)	(81.3)
Payments for deferred purchase price of acquisitions	(0.6)	(1.2)
Proceeds from the sale of properties, plants, equipment and other assets	463.4	6.4
Payments for the sale of businesses	—	(0.9)
Proceeds from hedging derivatives	—	22.5
Other, net	(0.3)	(3.6)
Net cash provided by (used in) investing activities	367.4	(59.3)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,667.4	1,110.0
Payments on long-term debt	(1,868.9)	(1,064.0)
Proceeds (payments) on short-term borrowings, net	0.2	(16.3)
Proceeds from trade accounts receivable credit facility	46.0	61.3
Payments on trade accounts receivable credit facility	(40.3)	(57.9)
Dividends paid to Greif, Inc. shareholders	(64.3)	(62.4)
Dividends paid to noncontrolling interests	(9.8)	(14.4)
Payments for debt extinguishment and issuance costs	(2.8)	—
Payments for share repurchases	(147.2)	—
Tax withholding payments for stock-based awards	(9.8)	(7.4)
Other, net	(0.8)	(3.6)
Net cash used in financing activities	(430.3)	(54.7)
Effects of exchange rates on cash	0.1	1.9
Net increase in cash and cash equivalents	29.4	26.9
Cash and cash equivalents at beginning of period	256.7	216.4
Cash and cash equivalents at end of period	$286.1	$243.3
See accompanying Notes to Condensed Consolidated Financial Statements

Table of Content
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended March 31, 2026
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of December 31, 2025	45,577	$249.3	31,265	$(406.4)	$3,337.1	$(238.9)	$2,941.1	$37.4	$2,978.5
Net income					12.6		12.6	3.7	16.3
Other comprehensive income (loss):
Foreign currency translation, net of $2.7 million of income tax benefit						(16.9)	(16.9)	(0.5)	(17.4)
Derivative financial instruments, net of $0.0 million of income tax benefit						(0.1)	(0.1)		(0.1)
Minimum pension liability adjustment, net of $0.2 million income tax expense						1.7	1.7		1.7
Comprehensive income			.				(2.7)		0.5
Current period mark to redemption value of redeemable noncontrolling interest and other					(0.5)		(0.5)		(0.5)
Net income allocated to redeemable noncontrolling interests							—	(1.1)	(1.1)
Dividends declared to Greif, Inc. shareholders ($0.56 and $0.84 per Class A share and Class B share, respectively)					(31.9)		(31.9)		(31.9)
Dividends paid to noncontrolling interests and other							—	(0.5)	(0.5)
Colleague stock purchase plan	33	1.6	(33)	0.5			2.1		2.1
Share repurchases	(229)	—	229	(19.2)			(19.2)		(19.2)
Long-term incentive shares issued	231	7.6	(231)	3.2			10.8		10.8
Share based compensation	—	1.0	—	—			1.0		1.0
Share donation	537	33.3	(537)	6.7			40.0		40.0
Restricted stock, directors	19	0.3	(19)	0.3			0.6		0.6
Deferrals of director shares in Rabbi Trust	—	0.9	—	—			0.9		0.9
As of March 31, 2026	46,168	$294.0	30,674	$(414.9)	$3,317.3	$(254.2)	$2,942.2	$39.0	$2,981.2

	Six Months Ended March 31, 2026
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of September 30, 2025	47,501	$247.3	29,341	$(276.5)	$3,194.9	$(250.8)	$2,914.9	$37.5	$2,952.4
Net income					187.2		187.2	10.0	197.2
Other comprehensive income (loss):
Foreign currency translation, net of $2.2 million income tax benefit						(4.6)	(4.6)	(0.5)	(5.1)
Derivative financial instruments, net of $0.3 million of income tax expense						(0.9)	(0.9)		(0.9)
Minimum pension liability adjustment, net of $0.1 million income tax expense						2.1	2.1		2.1
Comprehensive income			.				183.8		193.3
Current period mark to redemption value of redeemable noncontrolling interest and other					(1.1)		(1.1)		(1.1)
Net income allocated to redeemable noncontrolling interests							—	(2.5)	(2.5)
Dividends declared to Greif, Inc. shareholders ($1.12 and $1.67 per Class A share and Class B share, respectively)					(63.6)		(63.6)		(63.6)
Dividends paid to noncontrolling interests and other							—	(5.5)	(5.5)
Dividends earned on RSU shares					(0.1)		(0.1)		(0.1)
Colleague stock purchase plan	33	1.9	(33)	0.5			2.4		2.4
Share repurchases	(2,153)	0.5	2,153	(149.1)			(148.6)		(148.6)
Long-term incentive shares issued	231	7.6	(231)	3.2			10.8		10.8
Share based compensation	—	2.2	—	—			2.2		2.2
Share donation	537	33.3	(537)	6.7			40.0		40.0
Restricted stock, directors	19	0.3	(19)	0.3			0.6		0.6
Deferrals of director shares in Rabbi Trust	—	0.9	—	—			0.9		0.9
As of March 31, 2026	46,168	$294.0	30,674	$(414.9)	$3,317.3	$(254.2)	$2,942.2	$39.0	$2,981.2

Table of Content

	Three Months Ended March 31, 2025
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of December 31, 2024	47,181	$231.4	29,661	$(279.0)	$2,473.4	$(385.8)	$2,040.0	$37.1	$2,077.1
Net income					39.9		39.9	6.5	46.4
Other comprehensive income (loss):
Foreign currency translation						60.3	60.3	0.5	60.8
Derivative financial instruments, net of $5.1 million income tax expense						(21.2)	(21.2)		(21.2)
Minimum pension liability adjustment, net of $0.0 million income tax benefit						(1.4)	(1.4)		(1.4)
Comprehensive income							77.6		84.6
Current period mark to redemption value of redeemable noncontrolling interest					(0.9)		(0.9)		(0.9)
Net income allocated to redeemable noncontrolling interests							—	(2.0)	(2.0)
Dividends declared to Greif, Inc. shareholders ($0.54 and $0.81 per Class A share and Class B share, respectively)					(31.4)		(31.4)		(31.4)
Dividends paid to noncontrolling interests and other							—	(0.6)	(0.6)
Dividends earned on RSU shares					0.1		0.1		0.1
Colleague stock purchase plan	45	2.2	(45)	0.3			2.5		2.5
Long-term incentive shares issued	211	6.7	(211)	1.7			8.4		8.4
Share based compensation	—	1.0	—	—			1.0		1.0
Restricted stock, directors	24	1.3	(24)	0.2			1.5		1.5
As of March 31, 2025	47,461	$242.6	29,381	$(276.8)	$2,481.1	$(348.1)	$2,098.8	$41.5	$2,140.3

	Six Months Ended March 31, 2025
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of September 30, 2024	47,181	$229.7	29,661	$(279.0)	$2,485.2	$(347.6)	$2,088.3	$46.0	$2,134.3
Net income					61.9		61.9	11.2	73.1
Other comprehensive income (loss):
Foreign currency translation						(32.9)	(32.9)	(0.3)	(33.2)
Derivative financial instruments, net of $2.1 million income tax expense						30.3	30.3		30.3
Minimum pension liability adjustment, net of $0.0 million income tax benefit						2.1	2.1		2.1
Comprehensive income			.				61.4		72.3
Current period mark to redemption value of redeemable noncontrolling interest and other					(3.5)		(3.5)		(3.5)
Net income allocated to redeemable noncontrolling interests							—	(3.9)	(3.9)
Dividends declared to Greif, Inc. shareholders ($1.08 and $1.61 per Class A share and Class B share, respectively)					(62.4)		(62.4)		(62.4)
Dividends paid to noncontrolling interests and other							—	(11.5)	(11.5)
Dividends earned on RSU shares					(0.1)		(0.1)		(0.1)
Colleague stock purchase plan	45	2.4	(45)	0.3			2.7		2.7
Long-term incentive shares issued	211	6.7	(211)	1.7			8.4		8.4
Share based compensation	—	2.5	—	—			2.5		2.5
Restricted stock, directors	24	1.3	(24)	0.2			1.5		1.5
As of March 31, 2025	47,461	$242.6	29,381	$(276.8)	$2,481.1	$(348.1)	$2,098.8	$41.5	$2,140.3
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
The information filed herein reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated balance sheet as of March 31, 2026 and the condensed consolidated balance sheet as of September 30, 2025, the interim condensed consolidated statements of income, comprehensive income (loss) and changes in shareholders’ equity for the three and six months ended March 31, 2026 and 2025 and the interim condensed consolidated statements of cash flows for the six months ended March 31, 2026 and 2025 of the Company. The interim condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling interest and are accounted for using either the equity or cost method, as appropriate.
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
The Company has reclassified the financial results of the Containerboard Business to discontinued operations, net of tax, in the Condensed Consolidated Statements of Income for all periods presented. Cash flows from the Company’s discontinued operations are not presented separately in the Condensed Consolidated Statements of Cash Flows for all periods presented. Unless otherwise noted, the discussion in these Notes to the interim condensed consolidated financial statements relates only to continuing operations.
Recast of Certain Prior Period Information
Effective October 1, 2025, the Company changed the name of its Integrated Solutions reportable segment to Innovative Closure Solutions.
The Company is involved in the purchase and sale of recycled fiber and the production and sale of adhesives used in the Company’s paperboard products. Both of these products were previously reported under the Integrated Solutions reportable segment (now the Innovative Closure Solutions reportable segment), and effective October 1, 2025, these products are reported under the Sustainable Fiber Solutions reportable segment. The Company is also involved in the production and sale of complementary packaging products and services such as paints, linings and filling that are related to the Company’s steel products. Both of these products and services were previously reported under the Integrated Solutions reportable segment (now

Table of Content
the Innovative Closure Solutions reportable segment), and effective October 1, 2025, these products and services are reported under the Durable Metal Solutions reportable segment. These adjustments position each business within its respective place in the integrated value chain and reinforce a clear emphasis on closure systems within the Innovative Closure Solutions reportable segment. This internal re-alignment has resulted in prior period segment information being recast for the 2025 fiscal year.
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
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Tax Disclosures,” which is intended to improve the effectiveness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The effective date for the Company to adopt this ASU is for the fiscal year beginning October 1, 2025. The Company adopted this ASU on October 1, 2025 and is preparing the required disclosures for the annual report.
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
The following table presents results of operations of the Containerboard Business from discontinued operations:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025
Net sales	$—	$280.7	$—	$562.3
Cost of products sold	—	223.5	—	450.7
Gross profit	—	57.2	—	111.6
Selling, general and administrative expenses	—	10.9	—	21.7
Loss on disposal of properties, plants and equipment, net	—	—	—	0.2
Loss on disposal of businesses, net	—	—	2.6	—
Operating (loss) profit	—	46.3	(2.6)	89.7
Interest expense, net	—	19.2	—	41.4
Income (loss) from discontinued operations before income tax expense and equity earnings of unconsolidated affiliates, net	—	27.1	(2.6)	48.3
Income tax (benefit) expense	—	5.8	(0.6)	11.6
Net income (loss) from discontinued operations	—	21.3	(2.0)	36.7
Net income (loss) from discontinued operations attributable to Greif, Inc.	$—	$21.3	$(2.0)	$36.7
For net sales and costs of products sold, which had previously been eliminated in consolidation related to intercompany sales of recycled fiber to the Containerboard Business, $6.6 million and $14.3 million for the three and six months ended March 31, 2025 are now reflected on a gross basis as a component of net sales and costs of sales from continuing operations for all periods presented.

Table of Content
The following table presents depreciation, amortization, and capital expenditures of the Containerboard Business from discontinued operations:

	Three Months Ended March 31,	Six Months Ended March 31,
(in millions)	2025	2025
Depreciation and amortization	$9.3	$18.3
Capital expenditures	5.5	11.1
The Company had no other material noncash operating and investing activities related to the discontinued operations.
NOTE 3 — GOODWILL
As previously discussed, effective October 1, 2025, the Company changed the name of its Integrated Solutions reportable segment to Innovative Closure Solutions.
The Company is involved in the purchase and sale of recycled fiber and the production and sale of adhesives used in the Company’s paperboard products. Both of these products were previously reported under the Integrated Solutions reportable segment (now the Innovative Closure Solutions reportable segment), and effective October 1, 2025, these products are reported under the Sustainable Fiber Solutions reportable segment. The Company is also involved in the production and sale of complementary packaging products and services such as paints, linings and filling that are related to the Company’s steel products. Both of these products and services were previously reported under the Integrated Solutions reportable segment (now the Innovative Closure Solutions reportable segment), and effective October 1, 2025, these products and services are now reported under the Durable Metal Solutions reportable segment. As a result of this segment realignment, the Company allocated goodwill to the recycled business, adhesives business, paints and linings business and filling business that moved between reportable segments on a relative fair value basis as of the first quarter of 2026.
The following table summarizes the changes in the carrying amount of goodwill by segment for the six months ended March 31, 2026:

(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Innovative Closure Solutions	Total
Balance at September 30, 2025	$622.4	$418.7	$475.9	$179.5	$1,696.5
Segment recast	—	31.3	52.4	(83.7)	—
Goodwill acquired	2.7	—	—	—	2.7
Currency translation	(2.6)	(2.2)	—	(1.2)	(6.0)
Balance at March 31, 2026	$622.5	$447.8	$528.3	$94.6	$1,693.2
NOTE 4 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the six months ended March 31, 2026:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at September 30, 2025	$21.3	$0.4	$21.7
Costs incurred and charged to expense	12.3	6.7	19.0
Costs paid or otherwise settled	(16.7)	(6.9)	(23.6)
Balance at March 31, 2026	$16.9	$0.2	$17.1
The focus for restructuring activities in 2026 is to continue optimizing operations to manage a historical period of industrial activity contraction while simultaneously transforming the Company’s internal processes and portfolio mix for optimal alignment to long-term profitable earnings growth.
During the three months ended March 31, 2026, the Company recorded restructuring charges of $10.8 million, as compared to $9.1 million of restructuring charges recorded during the three months ended March 31, 2025. The restructuring activity for the

Table of Content
three months ended March 31, 2026 consisted of $7.8 million in employee separation costs and $3.0 million in other restructuring costs, primarily consisting of costs associated with site closures, professional fees and other fees associated with restructuring activities.
During the six months ended March 31, 2026, the Company recorded restructuring charges of $19.0 million, as compared to $12.4 million of restructuring charges recorded during the six months ended March 31, 2025. The restructuring activity for the six months ended March 31, 2026 consisted of $12.3 million in employee separation costs and $6.7 million in other restructuring costs, primarily consisting of costs associated with site closures, professional fees and other fees associated with restructuring activities.
The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-Q. Remaining amounts expected to be incurred were $25.6 million as of March 31, 2026:

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the Six Months Ended March 31, 2026	Amounts Remaining to be Incurred
Customized Polymer Solutions
Employee separation costs	$2.5	$2.0	$0.5
Other restructuring costs	0.8	0.8	—
	3.3	2.8	0.5
Durable Metal Solutions
Employee separation costs	5.5	3.5	2.0
Other restructuring costs	7.3	1.6	5.7
	12.8	5.1	7.7
Sustainable Fiber Solutions
Employee separation costs	8.2	6.7	1.5
Other restructuring costs	19.9	4.3	15.6
	28.1	11.0	17.1
Innovative Closure Solutions
Employee separation costs	0.4	0.1	0.3
Other restructuring costs	—	—	—
	0.4	0.1	0.3
	$44.6	$19.0	$25.6
NOTE 5 — DEBT
Long-Term Debt
Long-term debt is summarized as follows:

(in millions)	March 31, 2026	September 30, 2025
2026 Credit Agreement - Term Loans	$500.0	$—
2023 Credit Agreement - Term Loans	—	135.3
2022 Credit Agreement - Term Loans	—	784.1
2026 Credit Agreement - Revolving Credit Facility	217.5	—
	717.5	919.4
Less: current portion	12.5	—
Less: deferred financing costs	3.8	4.6
Long-term debt, net	$701.2	$914.8

Table of Content
2026 Credit Agreements
On February 27, 2026, the Company and certain of its subsidiaries entered into a third amended and restated senior secured credit agreement with a syndicate of financial institutions and an amended and restated senior secured credit agreement with CoBank, ACB and other farm credit lending institutions (collectively, the “2026 Credit Agreements”). The 2026 Credit Agreements amended, restated and replaced in their entirety the Company's previous credit agreements (collectively, the “2022 and 2023 Credit Agreements”). The Company used the borrowings under the 2026 Credit Agreements to repay and refinance all of the outstanding borrowings under the 2022 and 2023 Credit Agreements, and in the future will use the borrowings thereunder to fund ongoing working capital and capital expenditure needs and for general corporate purposes, including acquisitions, and to pay related fees and expenses.
The 2026 Credit Agreements provide for (a) an $800.0 million secured revolving credit facility, consisting of a $725.0 million multicurrency facility and a $75.0 million U.S. dollar facility, maturing on February 27, 2031, (b) a $100.0 million secured term loan A-1 facility with quarterly principal installments that commence on June 30, 2026 and continue through December 31, 2030, with any outstanding principal balance of such term loan A-1 facility being due and payable on maturity on February 27, 2031, and (c) a $400.0 million secured term loan A-2 facility with quarterly principal installments that commence on June 30, 2026 and continue through January 31, 2031, with any outstanding principal balance of such term loan A-2 being due and payable on maturity on February 27, 2031. Subject to the terms of the 2026 Credit Agreements, the Company has an option to borrow additional funds under the 2026 Credit Agreements with the agreement of the lenders.
Interest accruing under the 2026 Credit Agreements is based on the Secured Overnight Financing Rate (“SOFR”), Euro Interbank Offered Rate (“EURIBOR”) or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on the Company’s leverage ratio.
As of March 31, 2026, $717.5 million was outstanding under the 2026 Credit Agreements, of which the current portion was $12.5 million and the long-term portion was $705.0 million. The weighted average interest rate for borrowings under the 2026 Credit Agreements was 4.84% for the six months ended March 31, 2026. The actual interest rate for borrowings under the 2026 Credit Agreements was 4.93% as of March 31, 2026. The deferred financing costs associated with the term loan portion of the 2026 Credit Agreements totaled $3.8 million as of March 31, 2026 and are recorded as a reduction of long-term debt on the interim condensed consolidated balance sheets. The deferred financing costs associated with the revolving portion of the 2026 Credit Agreements totaled $2.6 million as of March 31, 2026 and are recorded within other long-term assets on the interim condensed consolidated balance sheets.
Short-Term Debt
Short-term debt is summarized as follows:

(in millions)	March 31, 2026	September 30, 2025
U.S. accounts receivable credit facilities	181.4	179.7
European accounts receivable credit facilities	97.8	95.3
Other debt	13.0	12.7
	292.2	287.7
Accounts Receivable Credit Facilities
Greif Receivables Funding LLC (“Greif Funding”), Greif Packaging, and certain other U.S. subsidiaries of the Company are parties to an amended and restated U.S. Receivables Financing Facility Agreement (the “U.S. RFA”) with a maturity date of May 15, 2026. The U.S. RFA provides an accounts receivable financing facility of $200.0 million. As of March 31, 2026, there was a $181.4 million ($179.7 million as of September 30, 2025) outstanding under the U.S. RFA. The weighted average interest rate for borrowings under the U.S. RFA was 4.87% for the six months ended March 31, 2026.
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
Cooperage Receivables Finance B.V. and Greif Services Belgium BV, an indirect wholly owned subsidiary of Greif, Inc., are parties to an amended and restated Nieuw Amsterdam Receivables Financing Agreement (the “European RFA”) with affiliates

Table of Content
of a major international bank. On March 27, 2026, the maturity date of the European RFA was extended to April 20, 2027, which is effective on April 21, 2026. The European RFA provides an accounts receivable financing facility of up to €100.0 million ($115.1 million as of March 31, 2026) secured by certain European accounts receivable. As of March 31, 2026, $97.8 million ($95.3 million as of September 30, 2025) was outstanding under the European RFA. The weighted average interest rate for borrowings under the European RFA was 2.97% for the six months ended March 31, 2026.
NOTE 6 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of March 31, 2026 and September 30, 2025:

	March 31, 2026
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$17.5	$—	$17.5	$—	$—	$—	$—
Foreign exchange hedges	—	0.8	—	0.8	—	(0.9)	—	(0.9)
Insurance annuity	—	—	20.0	20.0	—	—	—	—
Cross currency swap	—	5.9	—	5.9	—	(40.0)	—	(40.0)
	September 30, 2025
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$22.1	$—	$22.1	$—	$—	$—	$—
Foreign exchange hedges	—	0.5	—	0.5	—	(0.6)	—	(0.6)
Insurance annuity	—	—	20.3	20.3	—	—	—	—
Cross currency swap	—	5.9	—	5.9	—	(51.0)	—	(51.0)
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of March 31, 2026 and September 30, 2025 approximate their fair values because of the short-term nature of these items and are not included in this table.
Interest Rate Derivatives
As of March 31, 2026, the Company has various interest rate swaps with a total notional amount of $320.0 million ($562.5 million as of September 30, 2025), maturing between March 1, 2027 and July 16, 2029. The Company will receive variable rate interest payments based upon one-month U.S. dollar SOFR, and in return the Company will be obligated to pay interest at a weighted average fixed interest rate of 1.71%. This effectively converted the borrowing rate on an amount of debt equal to the notional amount of the interest rate swaps from a variable rate to a fixed rate.
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
Gains reclassified to earnings under these contracts were $1.8 million and $4.8 million for the three months ended March 31, 2026, and 2025, respectively. Gains reclassified to earnings under these contracts were $3.8 million and $11.0 million for the six months ended March 31, 2026, and 2025, respectively. A derivative gain of $7.7 million, based upon interest rates at March 31, 2026, is expected to be reclassified from accumulated other comprehensive income to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly,

Table of Content
the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of March 31, 2026, the Company had outstanding foreign currency forward contracts in the notional amount of $112.8 million ($165.0 million as of September 30, 2025).
Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which are based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
For the three months ended March 31, 2026, and 2025, the Company recorded realized gains (losses) of $(0.2) million and $0.8 million, respectively, under fair value contracts in other expense, net. For the six months ended March 31, 2026, and 2025, the Company recorded realized gains (losses) of $0.1 million and $(1.1) million, respectively, under fair value contracts in other expense, net.
For the three months ended March 31, 2026, and 2025, the Company recorded unrealized net gains (losses) of $0.7 million and $(0.3) million, respectively, in other expense, net. For the six months ended March 31, 2026, and 2025, the Company recorded unrealized net losses of $0.1 million and $0.2 million, respectively, in other expense, net.
Cross Currency Swap
The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. As of March 31, 2026 and September 30, 2025, the Company has various cross currency interest rate swaps that synthetically swap $534.9 million of U.S. fixed rate debt to Euro denominated fixed rate debt. The Company receives a weighted average rate of 1.64% on these swaps. These agreements are designated as either net investment hedges or cash flow hedges for accounting purposes and will mature between October 5, 2026 and November 3, 2028.
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
For the three months ended March 31, 2026 and 2025, gains recorded in interest expense, net under the cross currency swap agreements were $2.2 million and $1.7 million, respectively. For the six months ended March 31, 2026 and 2025, gains recorded in interest expense, net under the cross currency swap agreements were $4.4 million and $3.2 million, respectively.
Other Financial Instruments
The fair values of the Company’s 2026 Credit Agreements, the U.S. RFA, and the European RFA do not materially differ from carrying value as the Company’s cost of borrowing is variable and approximates current borrowing rates. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.”

Table of Content
Non-Recurring Fair Value Measurements
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the six months ended March 31, 2026 and 2025:

	Quantitative Information about Level 3 Fair Value Measurements
(in millions)	Impairment Amount	Valuation Technique	Unobservable Input	Range of Input Values
March 31, 2026
Long Lived Assets	$4.7	Discounted Cash Flows; Indicative Bids	Discounted Cash Flows; Indicative Bids	N/A
Total	$4.7

March 31, 2025
Long Lived Assets	$17.5	Discounted Cash Flows; Indicative Bids	Discounted Cash Flows; Indicative Bids	N/A
Total	$17.5
For six months ended March 31, 2026, the Company wrote down long-lived assets with a carrying value of $7.6 million to a fair value of $2.9 million, resulting in recognized asset impairment charges of $4.7 million. These charges include $4.7 million related to properties, plants and equipment, net, in the Sustainable Fiber Solutions reportable segment.
For six months ended March 31, 2025, the Company wrote down long-lived assets with a carrying value of $38.1 million to a fair value of $20.6 million, resulting in recognized asset impairment charges of $17.5 million. These charges include $1.0 million related to properties, plants and equipment, net, in the Customized Polymer Solutions reportable segment, $2.1 million related to properties, plants and equipment, net, in the Durable Metal Solutions reportable segment, $14.0 million related to properties, plants and equipment, net, in the Sustainable Fiber Solutions reportable segment, $0.2 million related to properties, plants and equipment, net in the Innovative Closure Solutions reportable segment and $0.2 million related to definite-lived intangibles in the Innovative Closure Solutions reportable segment.
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
During 2026, the Company issued 55,654 shares of Class A Common Stock, which excludes shares withheld for the payment of taxes owed by recipients for RSUs vested, for the performance period commenced on November 1, 2022 and ended September 30, 2025.
The Company granted 215,586 performance stock units (“PSUs”) on November 3, 2025, for the performance period commencing on October 1, 2025 and ending September 30, 2028. If earned, the PSUs are to be awarded in shares of Class A Common Stock. The weighted average fair value of the PSUs granted on that date was $53.71.
During 2026, the Company issued 170,210 shares of Class A Common Stock, which excludes shares withheld for the payment of taxes owed by recipients for PSUs vested, for the performance period commenced on November 1, 2022 and ended September 30, 2025.

Table of Content
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
For the six months ended March 31, 2026 and 2025, income tax expense was $64.8 million and $26.8 million, respectively. The $38.0 million increase was primarily attributable to a one-time discrete tax expense of $49.3 million recognized in the current fiscal year related to the Soterra Divestiture. This increase was partially offset by lower pre-tax earnings, changes in the geographic mix of earnings, and releases of uncertain tax positions resulting from the completion of a tax audit and the expiration of applicable statutes of limitations in certain jurisdictions.
On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (“OBBBA”), was enacted into law. The OBBBA permanently extends several major provisions of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing, enhanced business interest deductibility, and modifications to the international tax framework. The Company has evaluated the impact of the OBBBA as part of its fiscal year 2026 forecast, and the effects of the legislation are reflected in the Company’s income tax provision for the six months ended March 31, 2026. The Company will continue to assess the application of the OBBBA and any related regulatory guidance as it becomes available.
NOTE 9 — CONTINGENT LIABILITIES AND ENVIRONMENTAL RESERVES
Environmental Reserves
As of March 31, 2026, and September 30, 2025, the Company’s environmental reserves were $17.2 million and $17.3 million, respectively (including $9.8 million for the Diamond Alkali Superfund Site in New Jersey). These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. It is possible that there could be resolution of uncertainties in the future that would require the Company to record charges that could be material to future earnings.
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

Table of Content
The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding
         *Diluted Class B EPS calculation is identical to Basic Class B calculation
The following table provides EPS information for each period, respectively:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025
Numerator for basic and diluted EPS
Net income from continuing operations attributable to Greif, Inc.	$12.6	$18.6	$189.2	$25.2
Net income (loss) from discontinued operations attributable to Greif, Inc.	—	21.3	(2.0)	36.7
Net income attributable to Greif, Inc.	12.6	39.9	187.2	61.9
Dividends declared	(31.9)	(31.4)	(63.6)	(62.4)
Undistributed earnings attributable to Greif, Inc.	$(19.3)	$8.5	$123.6	$(0.5)
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
In the first quarter of 2026, the Company entered into two agreements for open market repurchases. One agreement provides for the repurchase of shares of Class A Common Stock up to an aggregate amount not to exceed $120.0 million in total repurchases, and the other agreement provides for the repurchase of shares of Class B Common Stock up to an aggregate amount not to exceed $30.0 million in total repurchases.
For the six months ended March 31, 2026, 1,813,600 shares of Class A Common Stock and 339,729 of Class B Common Stock have been repurchased under the 2017 Authorization. As of March 31, 2026, the remaining number of shares that could be repurchased under the 2017 Authorization was 351,507 shares.
Subsequent to the quarter, during April 2026, the Company purchased $2.8 million of shares of Class B Common Stock, or 31,720 shares, which completed the two open market repurchase agreements.
On December 9, 2025, the Board of Directors authorized the Company to repurchase shares of Class A Common Stock or Class B Common Stock, or any combination of the foregoing, up to an aggregate amount not to exceed $300.0 million in total purchases (the “2025 Authorization”). Repurchases of shares of Class A Common Stock or Class B Common Stock under the

Table of Content
2025 Authorization will not begin until after the completion of the repurchase of shares of Class A Common Stock or Class B Common Stock, as the case may be, under the 2017 Authorization.
The following table summarizes the shares of the Company’s Class A and Class B Common Stock as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
March 31, 2026
Class A Common Stock	128,000,000	42,281,920	24,776,629	17,505,291
Class B Common Stock	69,120,000	34,560,000	21,391,398	13,168,602

September 30, 2025
Class A Common Stock	128,000,000	42,281,920	26,169,944	16,111,976
Class B Common Stock	69,120,000	34,560,000	21,331,127	13,228,873
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Class A Common Stock:
Basic shares	24,723,479	26,078,625	25,211,171	25,964,448
Assumed conversion of restricted shares	—	—	406,281	—
Diluted shares	24,723,479	26,078,625	25,617,452	25,964,448
Class B Common Stock:
Basic and diluted shares	21,485,063	21,331,127	21,400,064	21,331,127
NOTE 11 — COMPREHENSIVE INCOME (LOSS)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the six months ended March 31, 2026:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of September 30, 2025	$(201.1)	$8.1	$(57.8)	$(250.8)
Other comprehensive income (loss)	(4.6)	(0.9)	2.1	(3.4)
Balance as of March 31, 2026	$(205.7)	$7.2	$(55.7)	$(254.2)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the six months ended March 31, 2025:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of September 30, 2024	$(265.9)	$(5.0)	$(76.7)	$(347.6)
Other comprehensive income (loss)	(32.9)	30.3	2.1	(0.5)
Balance as of March 31, 2025	$(298.8)	$25.3	$(74.6)	$(348.1)
The components of accumulated other comprehensive income (loss) above are presented net of tax, as applicable.

Table of Content
NOTE 12 — BUSINESS SEGMENT INFORMATION
As previously discussed, effective October 1, 2025, the Company changed the name of its Integrated Solutions reportable segment to Innovative Closure Solutions.
The Company is involved in the purchase and sale of recycled fiber and the production and sale of adhesives used in the Company’s paperboard products. Both of these products were previously reported under the Integrated Solutions reportable segment (now the Innovative Closure Solutions reportable segment), and effective October 1, 2025, these products are reported under the Sustainable Fiber Solutions reportable segment. The Company is also involved in the production and sale of complementary packaging products and services such as paints, linings and filling that are related to the Company’s steel products. Both of these products and services were previously reported under the Integrated Solutions reportable segment (now the Innovative Closure Solutions reportable segment), and effective October 1, 2025, these products and services are reported under the Durable Metal Solutions reportable segment. These adjustments position each business within its respective place in the integrated value chain and reinforce a clear emphasis on closure systems within the Innovative Closure Solutions reportable segment.
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
The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM reviews financial information presented on material solution-based operating segments for purposes of making operating decisions and assessing financial performance. The primary measurement used by the CODM to measure the financial performance of each segment is operating profit. The CODM uses operating profit for each segment in the strategic planning, budgeting and forecasting process along with reviewing operating profit quarterly for evaluating results relative to employee compensation targets and making decisions about allocating capital and other resources. Intercompany balances were eliminated in consolidation and are not reviewed when evaluating segment performance.
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

Table of Content
The following table presents reportable segment information for the three and six months ended March 31, 2026:

	Three Months Ended March 31, 2026
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Innovative Closure Solutions	Consolidated
Net sales by geographic area:
United States*	$145.7	$67.8	$311.0	$6.5	$531.0
Europe, Middle East and Africa	147.5	223.4	0.2	11.9	383.0
Asia Pacific and Other Americas	51.6	89.2	10.6	7.4	158.8
Net sales	344.8	380.4	321.8	25.8	1,072.8
Raw material costs	153.0	211.2	179.0	9.8	553.0
Manufacturing costs	117.7	79.9	71.5	3.7	272.8
Costs of products sold	270.7	291.1	250.5	13.5	825.8
Selling, general and administrative expenses	66.6	48.1	69.6	7.4	191.7
Acquisition and integration related costs	0.7	—	—	0.7	1.4
Restructuring and other charges	3.9	4.6	7.1	0.1	15.7
Non-cash asset impairment charges	—	—	4.5	—	4.5
Loss (gain) on disposal of properties, plants and equipment, net	0.4	(2.4)	0.3	—	(1.7)
Operating profit (loss)	$2.5	$39.0	$(10.2)	$4.1	$35.4

	Six Months Ended March 31, 2026
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Innovative Closure Solutions	Consolidated
Net sales by geographic area:
United States*	$270.4	$130.3	$611.4	$12.7	$1,024.8
Europe, Middle East and Africa	275.2	432.8	0.5	21.5	730.0
Asia Pacific and Other Americas	104.3	172.1	21.8	14.6	312.8
Net sales	649.9	735.2	633.7	48.8	2,067.6
Raw material costs	288.8	411.2	357.3	11.0	1,068.3
Manufacturing costs	229.2	164.0	139.9	16.6	549.7
Costs of products sold	518.0	575.2	497.2	27.6	1,618.0
Selling, general and administrative expenses	118.4	82.2	123.7	13.5	337.8
Acquisition and integration related costs	1.4	—	—	0.7	2.1
Restructuring and other charges	6.2	8.4	15.1	0.2	29.9
Non-cash asset impairment charges	—	—	4.7	—	4.7
Loss (gain) on disposal of properties, plants and equipment, net	0.4	(2.5)	(215.3)	—	(217.4)
Loss on disposal of businesses, net	0.5	—	—	—	0.5
Operating profit	$5.0	$71.9	$208.3	$6.8	$292.0
* The United States is the only country material to present individually. All other countries have been aggregated into regions.

Table of Content
The following table presents reportable segment information for the three and six months ended March 31, 2025:

	Three Months Ended March 31, 2025
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Innovative Closure Solutions	Consolidated
Net sales by geographic area:
United States*	$142.6	$72.8	$349.5	$6.4	$571.3
Europe, Middle East and Africa	131.2	215.4	0.2	10.0	356.8
Asia Pacific and Other Americas	48.7	84.7	11.0	5.9	150.3
Net sales	322.5	372.9	360.7	22.3	1,078.4
Raw material costs	155.0	236.3	208.6	9.8	609.7
Manufacturing costs	90.7	52.8	74.0	2.7	220.2
Costs of products sold	245.7	289.1	282.6	12.5	829.9
Selling, general and administrative expenses	56.3	40.8	57.6	5.2	159.9
Acquisition and integration related costs	1.3	—	—	—	1.3
Restructuring and other charges	0.6	0.7	7.6	0.2	9.1
Non-cash asset impairment charges	0.7	2.1	14.0	0.4	17.2
Loss (gain) on disposal of properties, plants and equipment, net	0.1	(1.1)	1.1	—	0.1
Loss on disposal of businesses, net	—	0.2	—	—	0.2
Operating profit (loss)	$17.8	$41.1	$(2.2)	$4.0	$60.7

	Six Months Ended March 31, 2025
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Innovative Closure Solutions	Consolidated
Net sales by geographic area:
United States*	$264.7	$136.8	$681.0	$12.6	$1,095.1
Europe, Middle East and Africa	247.2	418.0	0.4	20.4	686.0
Asia Pacific and Other Americas	105.0	174.0	23.3	11.7	314.0
Net sales	616.9	728.8	704.7	44.7	2,095.1
Raw material costs	305.6	472.9	394.0	19.8	1,192.3
Manufacturing costs	175.9	103.1	168.3	7.6	454.9
Costs of products sold	481.5	576.0	562.3	27.4	1,647.2
Selling, general and administrative expenses	109.5	80.3	119.1	11.2	320.1
Acquisition and integration related costs	4.1	—	—	—	4.1
Restructuring and other charges	1.7	1.4	9.0	0.3	12.4
Non-cash asset impairment charges	1.0	2.1	14.0	0.4	17.5
Loss (gain) on disposal of properties, plants and equipment, net	0.2	(3.9)	1.4	—	(2.3)
Loss on disposal of businesses, net	—	1.3	—	—	1.3
Operating profit (loss)	$18.9	$71.6	$(1.1)	$5.4	$94.8
* The United States is the only country material to present individually. All other countries have been aggregated into regions.

Table of Content
The following table presents additional reportable segment information:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025
Depreciation, depletion and amortization expense:
Customized Polymer Solutions	$25.0	$22.9	$52.9	$45.9
Durable Metal Solutions	7.6	7.0	15.2	14.2
Sustainable Fiber Solutions	23.3	25.7	46.7	52.3
Innovative Closure Solutions	1.3	1.5	2.7	3.2
Total depreciation, depletion and amortization expense	$57.2	$57.1	$117.5	$115.6
Capital expenditures:
Customized Polymer Solutions	$16.7	$7.0	$27.9	$16.9
Durable Metal Solutions	6.3	7.4	13.2	14.2
Sustainable Fiber Solutions	8.9	23.4	19.3	34.8
Innovative Closure Solutions	1.5	0.9	5.0	1.4
Total segments	33.4	38.7	65.4	67.3
Corporate and other	3.8	1.6	7.0	3.7
Total capital expenditures	$37.2	$40.3	$72.4	$71.0
The following table presents total assets by segment and total properties, plants and equipment, net by geographic area:

(in millions)	March 31, 2026	September 30, 2025
Assets:
Customized Polymer Solutions	$1,878.5	$1,872.9
Durable Metal Solutions	1,247.6	1,196.8
Sustainable Fiber Solutions	1,705.5	1,917.1
Innovative Closure Solutions	220.9	321.7
Total segments	5,052.5	5,308.5
Corporate and other*	544.1	458.3
Total assets	$5,596.6	$5,766.8
*Corporate and other assets held at corporate level or used by corporate functions that are not directly attributable to reportable segments.

Property, plant and equipment, net and lease right-of-use assets:
United States*	$796.3	$814.7
Europe, Middle East and Africa	378.0	392.2
Asia Pacific and other Americas	153.9	148.9
Total long-lived assets, net	$1,328.2	$1,355.8
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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for the interim condensed consolidated balance sheet as of March 31, 2026 and the condensed consolidated balance sheet as of September 30, 2025, and for the interim condensed consolidated statements of income for the three and six months ended March 31, 2026 and 2025. This discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Transition Report on Form 10-KT for the fiscal year ended September 30, 2025 (the “2025 Form 10-KT”). Readers are encouraged to review the entire 2025 Form 10-KT, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, whether expressed in or implied by the statements. Such risks and uncertainties that might cause a difference include, but are not limited to, the following: (i) historically, our business has been sensitive to changes in general economic or business conditions, (ii) our global operations subject us to political risks, instability and currency exchange that have affected and could continue to adversely affect our results of operations, including the impacts of ongoing conflicts such as with Iran, (iii) the current and future challenging global economy and disruption and volatility of the financial and credit markets may adversely affect our business and our access to financing and could delay or otherwise disrupt our share repurchase plan, (iv) the continuing consolidation of our customer base and suppliers may intensify pricing pressure, (v) we operate in highly competitive industries, (vi) our business is sensitive to changes in industry demands and customer preferences, (vii) raw material delays, shortages, price fluctuations, global supply chain disruptions and high inflation may adversely impact our results of operations, (viii) energy and transportation price fluctuations and shortages may adversely impact our manufacturing operations and costs, (ix) we may encounter difficulties or liabilities arising from acquisitions or divestitures, (x) we may incur additional rationalization costs and product dispositions and there is no guarantee that our efforts to reduce costs will be successful, (xi) several operations are conducted by joint ventures that we cannot operate solely for our benefit, (xii) certain of the agreements that govern our joint ventures provide our partners with put or call options, (xiii) our ability to attract, develop and retain talented and qualified employees, managers and executives is critical to our success, (xiv) our business may be adversely impacted by work stoppages and other labor relations matters, (xv) we may be subject to losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage and general insurance premium and deductible increases, (xvi) our business depends on the uninterrupted operations of our facilities, systems and business functions, including our information technology and other business systems, (xvii) a cyber-attack, security breach of customer, employee, supplier or our information and data privacy risks and costs of compliance with new regulations may have a material adverse effect on our business, financial condition, results of operations and cash flows, (xviii) we have in the past been and in the future could be subject to changes in our tax rates, the adoption of new U.S. or foreign tax legislation or exposure to additional tax liabilities, (xix) we have a significant amount of goodwill and long-lived assets which, if impaired in the future, would adversely impact our results of operations, (xx) changing climate, global climate change regulations and

Table of Content
greenhouse gas effects may adversely affect our operations and financial performance, (xxi) we may be unable to achieve our greenhouse gas emission reduction target by 2030, (xxii) legislation/regulation related to environmental and health and safety matters could negatively impact our operations and financial performance, (xxiii) product liability claims and other legal proceedings could adversely affect our operations and financial performance, and (xxiv) we may incur fines or penalties, damage to our reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws.
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
We are involved in the purchase and sale of recycled fiber and the production and sale of adhesives used in our paperboard products. Both of these products were previously reported under the Integrated Solutions reportable segment (now the Innovative Closure Solutions reportable segment), and effective October 1, 2025, these products are reported under the Sustainable Fiber Solutions reportable segment. We are also involved in the production and sale of complementary packaging products and services such as paints, linings and filling that are related to our steel products. Both of these products and services were previously reported under the Integrated Solutions reportable segment (now the Innovative Closure Solutions reportable segment), and effective October 1, 2025, these products and services are reported under the Durable Metal Solutions reportable segment. These adjustments position each business within its respective place in the integrated value chain and reinforce a clear emphasis on closure systems within the Innovative Closure Solutions reportable segment.
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
In the Durable Metal Solutions reportable segment, we produce and sell metal-based packaging products, including a wide variety of steel drums. We also produce and sell complementary packaging products, such as paints and linings for industrial packaging products and related services. Our metal-based packaging products are sold on a global basis to customers in industries such as chemicals, petroleum, agriculture and paints and coatings, among others.

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
RESULTS OF OPERATIONS
The following comparative information is presented for the three and six months ended March 31, 2026 and 2025. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.
Items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A — Risk Factors, of the 2025 Form 10-KT. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.
The non-GAAP financial measure of Adjusted EBITDA is used throughout the following discussion of our results of operations, both for our consolidated and segment results. For our consolidated results, Adjusted EBITDA is defined as net income, plus interest expense, net, plus non-cash pension settlement charges, plus debt extinguishment charges, plus other (income) expense, net, plus income tax (benefit) expense, plus depreciation, depletion and amortization expense, plus acquisition and integration related costs, plus restructuring and other charges, plus non-cash asset impairment charges, plus (gain) loss on disposal of properties, plants and equipment, net, plus (gain) loss on disposal of businesses, net, plus other costs. Since we do not calculate net income by reportable segment, Adjusted EBITDA by reportable segment is reconciled to operating profit by reportable segment. In that case, Adjusted EBITDA is defined as operating profit by reportable segment, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization expense, plus acquisition and integration related costs, plus restructuring and other charges, plus non-cash asset impairment charges, plus (gain) loss on disposal of properties, plants and equipment, net, plus (gain) loss on disposal of businesses, net, plus other costs, for that reportable segment.
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

Table of Content
Second Quarter Results
The following table sets forth the net sales, operating profit and Adjusted EBITDA for each of our business segments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in millions)	2026	2025
Net sales:
Customized Polymer Solutions	$344.8	$322.5
Durable Metal Solutions	380.4	372.9
Sustainable Fiber Solutions	321.8	360.7
Innovative Closure Solutions	25.8	22.3
Total net sales	$1,072.8	$1,078.4
Operating profit (loss):
Customized Polymer Solutions	$2.5	$17.8
Durable Metal Solutions	39.0	41.1
Sustainable Fiber Solutions	(10.2)	(2.2)
Innovative Closure Solutions	4.1	4.0
Total operating profit	$35.4	$60.7
Adjusted EBITDA:
Customized Polymer Solutions	$45.8	$43.4
Durable Metal Solutions	61.6	50.0
Sustainable Fiber Solutions	40.8	46.3
Innovative Closure Solutions	8.6	6.2
Total Adjusted EBITDA	$156.8	$145.9

Table of Content
The following table sets forth Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in millions)	2026	2025
Net income	$16.3	$25.1
Plus: interest expense, net	10.0	15.5
Plus: non-cash pension settlement charges	0.7	—
Plus: debt extinguishment charges	2.5	—
Plus: other expense, net	0.4	0.2
Plus: income tax expense	5.9	20.0
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.4)	(0.1)
Operating profit	35.4	60.7
Less: equity earnings of unconsolidated affiliates, net of tax	(0.4)	(0.1)
Plus: depreciation, depletion and amortization expense	57.2	57.1
Plus: acquisition and integration related costs	1.4	1.3
Plus: restructuring and other charges	15.7	9.1
Plus: non-cash asset impairment charges	4.5	17.2
Plus: (gain) loss on disposal of properties, plants and equipment, net	(1.7)	0.1
Plus: loss on disposal of businesses, net	—	0.2
Plus: other costs*	43.9	0.1
Adjusted EBITDA	$156.8	$145.9
*includes fiscal year-end change costs, share-based compensation impact of disposals of businesses and special charitable contribution expenses

Table of Content
The following table sets forth Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Innovative Closure Solutions	Consolidated
Operating profit (loss)	$2.5	$39.0	$(10.2)	$4.1	$35.4
Less: equity earnings of unconsolidated affiliates, net of tax	—	—	—	(0.4)	(0.4)
Plus: depreciation and amortization expense	25.0	7.6	23.3	1.3	57.2
Plus: acquisition and integration related costs	0.7	—	—	0.7	1.4
Plus: restructuring and other charges	3.9	4.6	7.1	0.1	15.7
Plus: non-cash asset impairment charges	—	—	4.5	—	4.5
Plus: loss (gain) on disposal of properties, plants and equipment, net	0.4	(2.4)	0.3	—	(1.7)
Plus: other costs*	13.3	12.8	15.8	2.0	43.9
Adjusted EBITDA	$45.8	$61.6	$40.8	$8.6	$156.8

	Three Months Ended March 31, 2025
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Innovative Closure Solutions	Consolidated
Operating profit (loss)	$17.8	$41.1	$(2.2)	$4.0	$60.7
Less: equity earnings of unconsolidated affiliates, net of tax	—	—	—	(0.1)	(0.1)
Plus: depreciation and amortization expense	22.9	7.0	25.7	1.5	57.1
Plus: acquisition and integration related costs	1.3	—	—	—	1.3
Plus: restructuring and other charges	0.6	0.7	7.6	0.2	9.1
Plus: non-cash asset impairment charges	0.7	2.1	14.0	0.4	17.2
Plus: loss (gain) on disposal of properties, plants and equipment, net	0.1	(1.1)	1.1	—	0.1
Plus: loss on disposal of businesses, net	—	0.2	—	—	0.2
Plus: other costs*	—	—	0.1	—	0.1
Adjusted EBITDA	$43.4	$50.0	$46.3	$6.2	$145.9
*includes fiscal year-end change costs, share-based compensation impact of disposals of businesses and special charitable contribution expenses
Net Sales
Net sales were $1,072.8 million for the second quarter of 2026 compared with $1,078.4 million for the second quarter of 2025. The $5.6 million decrease was primarily due to $52.8 million attributable to lower volumes and impacts from the Soterra Divestiture, partially offset by $49.8 million positive foreign currency translation impacts. See “Segment Review” below for additional information on net sales by segment.
Gross Profit
Gross profit was $247.0 million for the second quarter of 2026 compared with $248.5 million for the second quarter of 2025. The $1.5 million decrease was primarily due to the same factors that impacted net sales, partially offset by lower raw material costs. See “Segment Review” below for additional information on gross profit by segment. Gross profit margin was 23.0 percent and 23.0 percent for the second quarter of 2026 and 2025, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $191.7 million for the second quarter of 2026 compared with $159.9 million for the second quarter of 2025. SG&A expenses for the second quarter of 2026 included a special charitable

Table of Content
contribution that was allocated among the reporting segments and resulted in higher SG&A expenses for each of the reporting segments. The $31.8 million increase was primarily due to this special charitable contribution, partially offset by lower compensation expenses related to cost optimizations. SG&A expenses were 17.9 percent and 14.8 percent of net sales for the second quarter of 2026 and 2025, respectively.
Financial Measures
Operating profit was $35.4 million for the second quarter of 2026 compared with $60.7 million for the second quarter of 2025. Net income was $16.3 million for the second quarter of 2026 compared with $25.1 million for the second quarter of 2025. The decrease of net income was primarily due to higher SG&A expenses, partially offset by lower interest expense and lower tax expense. Adjusted EBITDA was $156.8 million for the second quarter of 2026 compared with $145.9 million for the second quarter of 2025. The reasons for the changes in operating profit and Adjusted EBITDA for each segment are described below in “Segment Review.”
Trends
We continue to operate in a subdued industrial demand environment, with end market activity remaining at low levels and no observable near-term demand inflection. Recent geopolitical developments, including conflicts in the Middle East, have contributed to increased volatility in customer demand, which we anticipate will persist through the remainder of the fiscal year. Consistent with these conditions, we anticipate lower volumes across our metals, fiber and closures product categories with polymer volumes expected to remain flat. We also anticipate inflationary pressures on input costs, particularly for raw materials, energy and transportation, to continue in the near term due in part to supply chain disruptions related to geopolitical factors.
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
Net sales were $344.8 million for the second quarter of 2026 compared with $322.5 million for the second quarter of 2025. The $22.3 million increase was primarily due to $18.3 million positive foreign currency translation impacts and higher volumes.
Gross profit was $74.1 million for the second quarter of 2026 compared with $76.8 million for the second quarter of 2025. The $2.7 million decrease was primarily due to higher raw material costs and higher manufacturing costs, partially offset by the same factors that impacted net sales. Gross profit margin was 21.5 percent and 23.8 percent for the second quarter of 2026 and 2025, respectively.
Operating profit was $2.5 million for the second quarter of 2026 compared with $17.8 million for the second quarter of 2025. The $15.3 million decrease was primarily due to higher SG&A expenses and the same factors that impacted gross profit, partially offset by lower compensation expenses related to cost optimizations. Adjusted EBITDA was $45.8 million for the

Table of Content
second quarter of 2026 compared with $43.4 million for the second quarter of 2025. The $2.4 million increase was primarily due to the same factors that impacted net sales and lower compensation expenses related to cost optimizations.
Durable Metal Solutions
Our Durable Metal Solutions segment produces and sells metal-based packaging products, including a wide variety of steel drums. In addition, this reportable segment produces and sells complementary packaging products, such as paints and linings for industrial packaging products and related services.
Net sales were $380.4 million for the second quarter of 2026 compared with $372.9 million for the second quarter of 2025. The $7.5 million increase was primarily due to $29.0 million positive foreign currency translation impacts, partially offset by $22.0 million attributable to lower volumes.
Gross profit was $89.3 million for the second quarter of 2026 compared with $83.8 million for the second quarter of 2025. The $5.5 million increase was primarily due to the same factors that impacted net sales. Gross profit margin was 23.5 percent and 22.5 percent for the second quarter of 2026 and 2025, respectively.
Operating profit was $39.0 million for the second quarter of 2026 compared with $41.1 million for the second quarter of 2025. The $2.1 million decrease was primarily due to higher SG&A expenses, partially offset by the same factors that impacted gross profit and lower compensation expenses related to cost optimizations. Adjusted EBITDA was $61.6 million for the second quarter of 2026 compared with $50.0 million for the second quarter of 2025. The $11.6 million increase was primarily due to the same factors that impacted gross profit and lower compensation expenses related to cost optimizations.
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
Net sales were $321.8 million for the second quarter of 2026 compared with $360.7 million for the second quarter of 2025. The $38.9 million decrease was primarily due to $35.2 million attributable to lower volumes and impacts from the Soterra Divestiture.
Gross profit was $71.3 million for the second quarter of 2026 compared with $78.1 million for the second quarter of 2025. The $6.8 million decrease was primarily due to the same factors that impacted net sales, partially offset by lower raw material, transportation and manufacturing costs. Gross profit margin was 22.2 percent and 21.7 percent for the second quarter of 2026 and 2025, respectively.
Operating loss was $10.2 million for the second quarter of 2026 compared with operating loss of $2.2 million for the second quarter of 2025. The $8.0 million increase in operating loss was primarily due to higher SG&A expenses and the same factors that impacted gross profit, partially offset by lower compensation expenses related to cost optimizations. Adjusted EBITDA was $40.8 million for the second quarter of 2026 compared with $46.3 million for the second quarter of 2025. The $5.5 million decrease was primarily due to the same factors that impacted gross profit, partially offset by lower compensation expenses related to cost optimizations.
Innovative Closure Solutions
Our Innovative Closure Solutions segment produces and sells closure systems for industrial packaging products and related services.
Net sales were $25.8 million for the second quarter of 2026 compared with $22.3 million for the second quarter of 2025. The $3.5 million increase was primarily due to higher average selling prices and positive foreign currency translation impact, partially offset by lower volumes.
Gross profit was $12.3 million for the second quarter of 2026 compared with $9.8 million for the second quarter of 2025. The $2.5 million increase was primarily due to the same factors that impacted net sales. The Innovative Closure Solutions reportable segment’s total sales, including intersegment sales, was $45.4 million and $38.6 million for the second quarter of 2026 and 2025, respectively. Gross profit margin as a percentage of total sales was 27.1 percent and 25.4 percent for the second quarter of 2026 and 2025, respectively.

Table of Content
Operating profit was $4.1 million for the second quarter of 2026 compared with $4.0 million for the second quarter of 2025. The $0.1 million increase was primarily due to the same factors that impacted gross profit, partially offset by higher SG&A expenses. Adjusted EBITDA was $8.6 million for the second quarter of 2026 compared with $6.2 million for the second quarter of 2025. The $2.4 million increase was primarily due to the same factors that impacted gross profit.
Income Tax Expense
Income tax expense for the second quarter of 2026 was $5.9 million compared with $20.0 million for the second quarter of 2025. The $14.1 million decrease was primarily due to lower pre-tax earnings, as described in discussions above, and the release of uncertain tax positions resulting from the completion of a tax audit and the expirations of applicable statutes of limitations in certain jurisdictions.
On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (“OBBBA”), was enacted into law. The OBBBA permanently extends several major provisions of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing, enhanced business interest deductibility, and modifications to the international tax framework. We have evaluated the impact of the OBBBA as part of our fiscal year 2026 forecast, and the effects of the legislation are reflected in our income tax provision for the second quarter of 2026. We will continue to assess the application of the OBBBA and any related regulatory guidance as it becomes available.

Table of Content
Year-to-Date Results
The following table sets forth the net sales, operating profit and Adjusted EBITDA for each of our business segments for the six months ended March 31, 2026 and 2025:

	Six Months Ended March 31,
(in millions)	2026	2025
Net sales:
Customized Polymer Solutions	$649.9	$616.9
Durable Metal Solutions	735.2	728.8
Sustainable Fiber Solutions	633.7	704.7
Innovative Closure Solutions	48.8	44.7
Total net sales	$2,067.6	$2,095.1
Operating profit (loss):
Customized Polymer Solutions	$5.0	$18.9
Durable Metal Solutions	71.9	71.6
Sustainable Fiber Solutions	208.3	(1.1)
Innovative Closure Solutions	6.8	5.4
Total operating profit	$292.0	$94.8
Adjusted EBITDA:
Customized Polymer Solutions	$81.3	$71.9
Durable Metal Solutions	107.4	86.8
Sustainable Fiber Solutions	77.4	75.8
Innovative Closure Solutions	13.2	10.2
Total Adjusted EBITDA	$279.3	$244.7

Table of Content
The following table sets forth Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the six months ended March 31, 2026 and 2025:

	Six Months Ended March 31,
(in millions)	2026	2025
Net income	$199.2	$36.4
Plus: interest expense, net	19.7	31.4
Plus: non-cash pension settlement charges	1.6	—
Plus: debt extinguishment charges	2.5	—
Plus: other expense, net	4.8	1.1
Plus: income tax expense	64.8	26.8
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.6)	(0.9)
Operating profit	292.0	94.8
Less: equity earnings of unconsolidated affiliates, net of tax	(0.6)	(0.9)
Plus: depreciation, depletion and amortization expense	117.5	115.6
Plus: acquisition and integration related costs	2.1	4.1
Plus: restructuring and other charges	29.9	12.4
Plus: non-cash asset impairment charges	4.7	17.5
Plus: gain on disposal of properties, plants and equipment, net	(217.4)	(2.3)
Plus: loss on disposal of businesses, net	0.5	1.3
Plus: other costs*	49.4	0.4
Adjusted EBITDA	$279.3	$244.7
*includes fiscal year-end change costs, share-based compensation impact of disposals of businesses and special charitable contribution expenses

Table of Content
The following table sets forth Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the six months ended March 31, 2026 and 2025:

	Six Months Ended March 31, 2026
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Innovative Closure Solutions	Consolidated
Operating profit	$5.0	$71.9	$208.3	$6.8	$292.0
Less: equity earnings of unconsolidated affiliates, net of tax	—	—	—	(0.6)	(0.6)
Plus: depreciation and amortization expense	52.9	15.2	46.7	2.7	117.5
Plus: acquisition and integration related costs	1.4	—	—	0.7	2.1
Plus: restructuring and other charges	6.2	8.4	15.1	0.2	29.9
Plus: non-cash asset impairment charges	—	—	4.7	—	4.7
Plus: loss (gain) on disposal of properties, plants and equipment, net	0.4	(2.5)	(215.3)	—	(217.4)
Plus: loss on disposal of businesses, net	0.5	—	—	—	0.5
Plus: other costs*	14.9	14.4	17.9	2.2	49.4
Adjusted EBITDA	$81.3	$107.4	$77.4	$13.2	$279.3

	Six Months Ended March 31, 2025
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Innovative Closure Solutions	Consolidated
Operating profit (loss)	$18.9	$71.6	$(1.1)	$5.4	$94.8
Less: equity earnings of unconsolidated affiliates, net of tax	—	—	—	(0.9)	(0.9)
Plus: depreciation and amortization expense	45.9	14.2	52.3	3.2	115.6
Plus: acquisition and integration related costs	4.1	—	—	—	4.1
Plus: restructuring and other charges	1.7	1.4	9.0	0.3	12.4
Plus: non-cash asset impairment charges	1.0	2.1	14.0	0.4	17.5
Plus: loss (gain) on disposal of properties, plants and equipment, net	0.2	(3.9)	1.4	—	(2.3)
Plus: loss on disposal of businesses, net	—	1.3	—	—	1.3
Plus: other costs*	0.1	0.1	0.2	—	0.4
Adjusted EBITDA	$71.9	$86.8	$75.8	$10.2	$244.7
*includes fiscal year-end change costs, share-based compensation impact of disposals of businesses and special charitable contribution expenses
Net Sales
Net sales were $2,067.6 million for the first six months of 2026 compared with $2,095.1 million for the first six months of 2025. The $27.5 million decrease was primarily due to $101.1 million attributable to lower volumes and impacts from the Soterra Divestiture, partially offset by $81.3 million of positive foreign currency translation impacts. See “Segment Review” below for additional information on net sales by segment.
Gross Profit
Gross profit was $449.6 million for the first six months of 2026 compared with $447.9 million for the first six months of 2025. The $1.7 million increase was primarily due to lower raw material costs, partially offset by the same factors that impacted net sales. See “Segment Review” below for additional information on gross profit by segment. Gross profit margin was 21.7 percent and 21.4 percent for first six months of 2026 and 2025, respectively.

Table of Content
Selling, General and Administrative Expenses
SG&A expenses were $337.8 million for the first six months of 2026 compared with $320.1 million for the first six months of 2025. SG&A expenses for the fist six months of 2026 included a special charitable contribution that was allocated among the reporting segments and resulted in higher SG&A expenses for each of the reporting segments. The $17.7 million increase was primarily related to this charitable contribution, partially offset by lower compensation expenses related to cost optimizations. SG&A expenses were 16.3 percent and 15.3 percent of net sales for first six months of 2026 and 2025, respectively.
Financial Measures
Operating profit was $292.0 million for the first six months of 2026 compared with $94.8 million for the first six months of 2025. Net income was $199.2 million for the first six months of 2026 compared with $36.4 million for the first six months of 2025. The increase of net income was primarily due to the Soterra Divestiture during the first quarter of 2026. Adjusted EBITDA was $279.3 million for the first six months of 2026 compared with $244.7 million for the first six months of 2025. The reasons for the changes in operating profit and Adjusted EBITDA for each segment are described below in “Segment Review.”
Segment Review
Customized Polymer Solutions
Net sales were $649.9 million for the first six months of 2026 compared with $616.9 million for the first six months of 2025. The $33.0 million increase was primarily due to $29.8 million positive foreign currency translation impacts and higher volumes.
Gross profit was $131.9 million for the first six months of 2026 compared with $135.4 million for the first six months of 2025. The $3.5 million decrease was primarily due to higher transportation and manufacturing costs, partially offset by the same factors that impacted net sales. Gross profit margin was 20.3 percent and 21.9 percent for the first six months of 2026 and 2025, respectively.
Operating profit was $5.0 million for the first six months of 2026 compared with $18.9 million for the first six months of 2025. The $13.9 million decrease was primarily due to the same factors that impacted gross profit and higher SG&A expenses. Adjusted EBITDA was $81.3 million for the first six months of 2026 compared with $71.9 million for the first six months of 2025. The $9.4 million increase was primarily due to the same factors that lower compensation expenses related to cost optimizations, partially offset by the same factors that impacted gross profit.
Durable Metal Solutions
Net sales were $735.2 million for the first six months of 2026 compared with $728.8 million for the first six months of 2025. The $6.4 million increase was primarily due to $47.9 million positive foreign currency translation impacts, partially offset by $40.6 million attributable to lower volumes.
Gross profit was $160.0 million for the first six months of 2026 compared with $152.8 million for the first six months of 2025. The $7.2 million increase was primarily due to the same factors that impacted net sales. Gross profit margin was 21.8 percent and 21.0 percent for the first six months of 2026 and 2025, respectively.
Operating profit was $71.9 million for the first six months of 2026 compared with $71.6 million for the first six months of 2025. The $0.3 million increase was primarily due to the same factors that impacted gross profit, partially offset by higher restructuring and other charges. Adjusted EBITDA was $107.4 million for the first six months of 2026 compared with $86.8 million for the first six months of 2025. The $20.6 million increase was primarily due to the same factors that impacted gross profit and lower compensation expenses related to cost optimizations.
Sustainable Fiber Solutions
Net sales were $633.7 million for the first six months of 2026 compared with $704.7 million for the first six months of 2025. The $71.0 million decrease was primarily due to $60.2 million attributable to lower volumes and impacts from the Soterra Divestiture.
Gross profit was $136.5 million for the first six months of 2026 compared with $142.4 million for the first six months of 2025. The $5.9 million decrease was primarily due to the same factors that impacted net sales, partially offset by lower raw material,

Table of Content
transportation and manufacturing costs. Gross profit margin was 21.5 percent and 20.2 percent for the first six months of 2026 and 2025, respectively.
Operating profit was $208.3 million for the first six months of 2026 compared with operating loss of $1.1 million for the first six months of 2025. The $209.4 million increase was primarily due to a $216.2 million gain from the Soterra Divestiture during the first quarter of 2026, partially offset by the same factors that impacted gross profit. Adjusted EBITDA was $77.4 million for the first six months of 2026 compared with $75.8 million for the first six months of 2025. The $1.6 million increase was primarily due to lower compensation expenses related to cost optimizations, partially offset by the same factors that impacted gross profit, excluding impacts from depreciation and amortization.
Innovative Closure Solutions
Net sales were $48.8 million for the first six months of 2026 compared with $44.7 million for the first six months of 2025. The $4.1 million increase was primarily due to higher average selling prices.
Gross profit was $21.2 million for the first six months of 2026 compared with $17.3 million for the first six months of 2025. The $3.9 million increase was primarily due to the same factors that impacted net sales. The Innovative Closure Solutions reportable segment’s total sales, including intersegment sales, was $84.8 million and $78.5 million for the first six months of 2026 and 2025, respectively. Gross profit margin as a percentage of total sales was 25.0 percent and 22.0 percent for the first six months of 2026 and 2025, respectively.
Operating profit was $6.8 million for the first six months of 2026 compared with $5.4 million for the first six months of 2025. The $1.4 million increase was primarily due to the same factors that impacted gross profit, partially offset by higher SG&A expenses. Adjusted EBITDA was $13.2 million for the first six months of 2026 compared with $10.2 million for the first six months of 2025. The $3.0 million increase was primarily due to the same factors that impacted gross profit.
Income tax expense
Income tax expense for the first six months of 2026 was $64.8 million compared with $26.8 million for the first six months of 2025, respectively. The $38.0 million increase was primarily attributable to a one-time discrete tax expense of $49.3 million recognized in the current fiscal year related to the Soterra Divestiture. This increase was partially offset by lower pre-tax earnings, as described in discussions above, as well as changes in the geographic mix of earnings and releases of uncertain tax positions resulting from the completion of a tax audit and the expiration of applicable statutes of limitations in certain jurisdictions.
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
The cash flows related to the Containerboard Business have not been segregated and are included in our Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2026 and 2025. The absence of the cash flows from the Containerboard business in future periods is not expected to materially impact our liquidity or capital resources.
Cash Flow

Six Months Ended March 31, (in millions)	2026	2025
Net cash provided by operating activities	$92.2	$139.0
Net cash provided by (used in) investing activities	367.4	(59.3)
Net cash used in financing activities	(430.3)	(54.7)
Effects of exchange rates on cash	0.1	1.9
Net increase in cash and cash equivalents	29.4	26.9
Cash and cash equivalents at beginning of year	256.7	216.4
Cash and cash equivalents at end of period	$286.1	$243.3

Table of Content
Operating Activities
During the first six months of 2026 and 2025, cash (used in) provided by change in accounts receivable was $(52.7) million and $(14.6) million, respectively. The unfavorable change in accounts receivable levels was primarily due to timing of collections.
During the first six months of 2026 and 2025, cash (used in) provided by change in inventories was $(2.6) million and $(7.5) million, respectively. The favorable change in inventories was primarily due to decrease in net sales.
During the first six months of 2026 and 2025, cash (used in) provided by change in accounts payable was $89.0 million and $(1.3) million, respectively. The favorable change in accounts payable levels was primarily due to timing of payments.
Investing Activities
During the first six months of 2026 and 2025, we invested $89.8 million and $81.3 million (of which $11.4 million related to the Containerboard Business), respectively, of cash in capital expenditures.
During the first six months of 2026, we received $463.4 million of cash from sale of properties, plants and equipment and other assets, primarily from the Soterra Divestiture.
Financing Activities
During the first six months of 2026 and 2025, we paid cash dividends to our stockholders in the amount of $64.3 million and $62.4 million, respectively.
During the first six months of 2026 and 2025, we (paid down) borrowed $(195.6) million and $33.1 million of debt, net of issuances and payments, respectively. The 2026 repayment was primarily from proceeds from the Soterra Divestiture.
During the first six months of 2026, we paid $2.8 million of debt extinguishment charges and debt issuance costs related to our debt refinancing.
During the first six months of 2026, we paid $147.2 million for share repurchases.
Stock Repurchase Programs
In 2017, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our Class A Common Stock or Class B Common Stock, or any combination of the foregoing (the “2017 Authorization”).
In the first quarter of 2026, we entered into two agreements for open market repurchases. One agreement provides for the repurchase of shares of Class A Common Stock up to an aggregate amount not to exceed $120.0 million in total repurchases, and the other agreement provides for the repurchase of shares of Class B Common Stock up to an aggregate amount not to exceed $30.0 million in total repurchases.
For the six months ended March 31, 2026, 1,813,600 shares of Class A Common Stock and 339,729 of Class B Common Stock have been repurchased under the 2017 Authorization. As of March 31, 2026, the remaining number of shares that could be repurchased under the 2017 Authorization was 351,507.
Subsequent to the quarter, during April 2026, the Company purchased $2.8 million of shares of Class B Common Stock, or 31,720 shares, which completed the two open market repurchase agreements.
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

Table of Content
Financial Obligations
Long-Term Debt
Long-term debt is summarized as follows:

(in millions)	March 31, 2026	September 30, 2025
2026 Credit Agreement - Term Loans	$500.0	$—
2023 Credit Agreement - Term Loan	—	135.3
2022 Credit Agreement - Term Loan	—	784.1
2026 Credit Agreement - Revolving Credit Facility	217.5	—
	717.5	919.4
Less: current portion	12.5	—
Less: deferred financing costs	3.8	4.6
Long-term debt, net	$701.2	$914.8
2026 Credit Agreements
On February 27, 2026, we entered into a third amended and restated senior secured credit agreement with a syndicate of financial institutions (the “New Credit Agreement”). The New Credit Agreement provides for (a) an $800.0 million secured revolving credit facility, consisting of a $725.0 million multicurrency facility and a $75.0 million U.S. dollar facility, maturing on February 27, 2031, and (b) a $100.0 million secured term loan A-1 facility with quarterly principal installments that continue through December 31, 2030, with any outstanding principal balance of such term loan A-1 facility being due and payable on maturity on February 27, 2031. Also on February 27, 2026, we entered into an amended and restated senior secured credit agreement with CoBank, ACB and other farm credit lending institutions (the “New FCS Credit Agreement”). The New FCS Credit Agreement is permitted incremental equivalent debt under the terms of the New Credit Agreement and provides a $400.0 million secured term loan A-2 facility with quarterly principal installments that continue through January 31, 2031, with any outstanding principal balance of such term loan A-2 being due and payable on maturity on February 27, 2031.The New Credit Agreement and the New FCS Credit Agreement are collectively referred to as the “2026 Credit Agreements.” Subject to the terms of the 2026 Credits Agreements, we have the option to borrow additional funds under the 2026 Credit Agreements with the agreement of the lenders.
The 2026 Credit Agreements amended, restated and replaced in their entirety our previous credit agreements, referred to collectively as the “2022 and 2023 Credit Agreements.” We used the borrowings under the 2026 Credit Agreements to repay and refinance all of the outstanding borrowings under the 2022 and 2023 Credit Agreements, and will use the borrowings thereunder to fund ongoing working capital and capital expenditure needs and for general corporate purposes, including acquisitions, and to pay related fees and expenses.
Interest accruing under the 2026 Credit Agreements is based on the Secured Overnight Financing Rate (“SOFR”), Euro Interbank Offered Rate (“EURIBOR”) or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on our leverage ratio. As of March 31, 2026, we had $582.5 million of available borrowing capacity under the $800.0 million secured revolving credit facility.
The repayment of all borrowings under the 2026 Credit Agreements is guaranteed by certain of our U.S. subsidiaries and is secured by a security interest in certain of our personal property and certain of the personal property of certain of our U.S. subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of our U.S. subsidiaries, and is secured, in part, by the capital stock of the non-U.S. borrowers. However, in the event that we receive and maintain an investment grade rating from either Moody’s Investors Services, Inc. or Standard & Poor’s Financial Services LLC, we may request the release of such collateral.
The 2026 Credit Agreements contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness (less the aggregate amount of our unrestricted cash and cash equivalents), to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses), and plus or minus certain other items for the preceding twelve months (as used in this paragraph only “EBITDA”) to be greater than 4.00 to 1.00; provided that such leverage ratio is subject to (i) a covenant step-up

Table of Content
(as defined in the 2026 Credit Agreements) increase adjustment of 0.50 upon the consummation of, and the following three fiscal quarters after, certain specified acquisitions and (ii) a collateral release decrease adjustment of 0.25x during any collateral release period (as defined in the 2026 Credit Agreements). The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated EBITDA, to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve-month period. As of March 31, 2026, we were in compliance with the covenants and other agreements in the 2026 Credit Agreements.
Short-Term Debt
Short-term debt is summarized as follows:

(in millions)	March 31, 2026	September 30, 2025
U.S. accounts receivable credit facilities	181.4	179.7
European accounts receivable credit facilities	97.8	95.3
Other debt	13.0	12.7
	292.2	287.7
Accounts Receivable Credit Facilities
We have a $200.0 million U.S. Receivables Financing Facility Agreement (the “U.S. RFA”) that matures on May 15, 2026. As of March 31, 2026, there was a $181.4 million ($179.7 million as of September 30, 2025) outstanding balance under the U.S. RFA. The U.S. RFA also contains events of default and covenants that are substantially the same as the covenants under the 2026 Credit Agreements. As of March 31, 2026, we were in compliance with these covenants. Proceeds of the U.S. RFA are available for working capital and general corporate purposes.
We have a €100.0 million ($115.1 million as of March 31, 2026) European Receivables Financing Agreement (the “European RFA”) that matures on April 20, 2027. As of March 31, 2026, $97.8 million ($95.3 million as of September 30, 2025) was outstanding under the European RFA. As of March 31, 2026, we were in compliance with covenants contained in the European RFA. Proceeds of the European RFA are available for working capital and general corporate purposes.
See Note 5 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional disclosures regarding our financial obligations.
Financial Instruments
Interest Rate Derivatives
As of March 31, 2026, we had various interest rate swaps with a total notional amount of $320.0 million ($562.5 million as of September 30, 2025) amortizing down over the term, in which we receive variable interest rate payments based on SOFR and in return are obligated to pay interest at a weighted average fixed interest rate of 1.71%. These derivatives are designated as cash flow hedges for accounting purposes and will mature between March 1, 2027 and July 16, 2029.
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
As of March 31, 2026, we had outstanding foreign currency forward contracts in the notional amount of $112.8 million ($165.0 million as of September 30, 2025).

Table of Content
Cross Currency Swap
We have operations and investments in various international locations and are subject to risks associated with changing foreign exchange rates. As of March 31, 2026, we have cross currency interest rate swaps that synthetically swap $534.9 million ($534.9 million as of September 30, 2025) of U.S. fixed rate debt to Euro denominated fixed rate debt. We receive a weighted average rate of 1.64%. These agreements are designated either net investment hedges or cash flow hedges for accounting purposes and will mature between October 5, 2026 and November 3, 2028.
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
The Company has entered into two agreements for open market repurchases. One agreement, dated November 11, 2025, provides for the repurchase of shares of Class A Common Stock up to an aggregate amount not to exceed $120.0 million in total repurchases, and the other agreement, dated November 26, 2025, provides for the repurchase of shares of Class B Common Stock up to an aggregate amount not to exceed $30.0 million in total repurchases. As of March 31, 2026, the remaining number of shares that could be repurchased under the 2017 Authorization was 351,507 shares. Subsequent to the quarter, during April 2026, the Company purchased $2.8 million of shares of Class B Common Stock, or 31,720 shares, which completed the two open market repurchase agreements.
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
During the three months ended March 31, 2026, the Company repurchased the following shares of its Class A and Class B Common Stock:

Period	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share of Class A Common Stock*	Total Number of Shares of Class B Common Stock Purchased	Average Price Paid per Share of Class B Common Stock*	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet be Purchased Under the Program
January 1, 2026 to January 31, 2026	—	$—	96,581	$80.08	96,581	$314,113,013
February 1, 2026 to February 28, 2026	—	—	43,153	86.63	43,153	310,374,803
March 1, 2026 to March 31, 2026	—	—	89,907	84.08	89,907	302,815,222
Total	—		229,641		229,641
*Average price paid per share reflects the weighted average purchase price paid for shares.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
As reported in our Form 10-Q for the quarterly period ended April 30, 2025, Mr. Timothy Bergwall, Senior Vice President and Chief Commercial Officer, entered into Rule 10b5-1 Trading Plan on April 10, 2025, for the sale of up to 36,000 shares of Greif, Inc. Class A Common Stock. Due to an error by Mr. Bergwall’s broker, it was reported to us that Mr. Bergwall’s plan expired on January 9, 2026, when the correct expiration date for such plan is January 9, 2027, or the date all trades pursuant to such trading plan are executed.

Table of Content
ITEM 6. EXHIBITS
(a.) Exhibits

Exhibit No.	Description of Exhibit

10.1	Letter dated March 27, 2026, between Coöperatieve Rabobank U.A., Nieuw Amsterdam Receivables Corporation B.V., Greif, Inc., Greif Service Belgium BV and Cooperage Receivables Finance B.V., extending the maturity date of the European receivables financing arrangement to April 20, 2027.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a —14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GREIF, INC.
(Registrant)

Date: April 29, 2026	/s/ LAWRENCE A. HILSHEIMER
Lawrence A. Hilsheimer
Executive Vice President and Chief Financial Officer