Form 10-Q
period 2026-06-30
GREIF, INC
filed 2026-07-29
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock	GEF	New York Stock Exchange
Class B Common Stock	GEF-B	New York Stock Exchange
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on July 27, 2026:

Class A Common Stock	24,808,643 shares
Class B Common Stock	21,359,678 shares

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Net sales	$1,165.6	$1,125.9	$3,233.2	$3,221.0
Cost of products sold	893.0	869.9	2,511.0	2,517.1
Gross profit	272.6	256.0	722.2	703.9
Selling, general and administrative expenses	149.5	168.3	487.3	488.4
Acquisition and integration related costs	1.5	2.0	3.6	6.1
Restructuring and other charges	12.1	18.0	42.0	30.4
Non-cash asset impairment charges	1.4	7.2	6.1	24.7
Loss (gain) on disposal of properties, plants and equipment, net	0.2	(3.5)	(217.2)	(5.8)
Loss on disposal of businesses, net	—	0.3	0.5	1.6
Operating profit	107.9	63.7	399.9	158.5
Interest expense, net	7.7	15.8	27.4	47.2
Non-cash pension settlement charges	0.3	—	1.9	—
Debt extinguishment charges	—	—	2.5	—
Other expense, net	—	1.4	4.8	2.5
Income from continuing operations before income tax expense and equity earnings of unconsolidated affiliates, net	99.9	46.5	363.3	108.8
Income tax expense	17.9	10.0	82.7	36.8
Equity earnings of unconsolidated affiliates, net of tax	(0.6)	(0.4)	(1.2)	(1.3)
Net income from continuing operations	82.6	36.9	281.8	73.3
Net income (loss) from discontinued operations, net of tax	(1.0)	24.1	(3.0)	60.8
Net income	81.6	61.0	278.8	134.1
Net income attributable to noncontrolling interests	(3.8)	(6.2)	(13.8)	(17.4)
Net income attributable to Greif, Inc.	$77.8	$54.8	$265.0	$116.7
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock (continued operations) - basic	$1.39	$0.53	$4.70	$0.96
Class A common stock (discontinued operations) - basic	$(0.02)	$0.41	$(0.05)	$1.05
Earnings per Class A common stock - basic	$1.37	$0.94	$4.65	$2.01
Class B common stock (continued operations) - basic	$2.08	$0.80	$7.04	$1.44
Class B common stock (discontinued operations) - basic	$(0.03)	$0.62	$(0.08)	$1.57
Earnings per Class B common stock - basic	$2.05	$1.42	$6.96	$3.01
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock (continued operations) - diluted	$1.37	$0.53	$4.64	$0.96
Class A common stock (discontinued operations) - diluted	$(0.02)	$0.41	$(0.05)	$1.05
Earnings per Class A common stock - diluted	$1.35	$0.94	$4.59	$2.01
Class B common stock (continued operations) - diluted	$2.08	$0.80	$7.04	$1.44
Class B common stock (discontinued operations) - diluted	$(0.03)	$0.62	$(0.08)	$1.57
Earnings per Class B common stock - diluted	$2.05	$1.42	$6.96	$3.01
Weighted-average number of Class A common shares outstanding:
Basic	24.8	26.1	25.1	26.0
Diluted	25.5	26.1	25.6	26.0
Weighted-average number of Class B common shares outstanding:
Basic	21.4	21.3	21.4	21.3
Diluted	21.4	21.3	21.4	21.3
Cash dividends declared per common share:
Class A common stock	$0.62	$0.54	$1.74	$1.62
Class B common stock	$0.93	$0.81	$2.60	$2.42
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income	$81.6	$61.0	$278.8	$134.1
Other comprehensive income (loss), net of tax:
Foreign currency translation	13.0	92.4	7.9	59.2
Derivative financial instruments	1.3	(21.7)	0.4	8.6
Minimum pension liabilities	0.8	(3.4)	2.9	(1.3)
Other comprehensive income (loss), net of tax	15.1	67.3	11.2	66.5
Comprehensive income	96.7	128.3	290.0	200.6
Comprehensive income attributable to noncontrolling interests	3.9	6.6	13.4	17.5
Comprehensive income attributable to Greif, Inc.	$92.8	$121.7	$276.6	$183.1
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	June 30, 2026	September 30, 2025
ASSETS
Current assets
Cash and cash equivalents	$288.5	$256.7
Trade accounts receivable, net of allowance	747.0	655.3
Inventories:
Raw materials	279.1	244.7
Work-in-process	0.1	—
Finished goods	100.4	92.1
Current assets held for sale	19.4	21.8
Prepaid expenses	62.8	55.6
Other current assets	137.7	104.2
	1,635.0	1,430.4
Long-term assets
Goodwill	1,719.0	1,696.5
Other intangible assets, net of amortization	794.2	840.9
Deferred tax assets	32.2	26.5
Pension assets	69.0	64.1
Noncurrent assets held for sale	—	233.5
Operating lease right-of-use assets	175.2	186.5
Finance lease right-of-use assets	25.0	34.1
Other long-term assets	103.3	119.1
	2,917.9	3,201.2
Properties, plants and equipment
Land	121.0	124.7
Buildings	511.3	497.4
Machinery and equipment	1,805.1	1,736.0
Capital projects in progress	182.2	151.2
	2,619.6	2,509.3
Accumulated depreciation	(1,468.3)	(1,374.1)
	1,151.3	1,135.2
Total assets	$5,704.2	$5,766.8
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	June 30, 2026	September 30, 2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$497.3	$429.6
Accrued payroll and employee benefits	120.4	137.9
Restructuring reserves	10.7	21.7
Current portion of long-term debt	12.5	—
Short-term borrowings	330.5	287.7
Current liabilities held for sale	—	2.1
Current portion of operating lease liabilities	41.6	43.9
Current portion of finance lease liabilities	4.4	5.5
Dividends payable	27.2	25.3
Other current liabilities	223.8	175.9
	1,268.4	1,129.6
Long-term liabilities
Long-term debt	687.4	914.8
Operating lease liabilities	134.2	143.9
Finance lease liabilities	23.0	29.3
Deferred tax liabilities	224.7	250.2
Pension liabilities	58.0	59.2
Postretirement benefit obligations	5.3	5.4
Contingent liabilities and environmental reserves	16.8	17.3
Other long-term liabilities	156.2	172.4
	1,305.6	1,592.5
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	92.4	92.3
Equity
Common stock, without par value	295.8	247.3
Treasury stock, at cost	(417.7)	(276.5)
Retained earnings	3,360.5	3,194.9
Accumulated other comprehensive loss, net of tax:
Foreign currency translation	(192.8)	(201.1)
Derivative financial instruments	8.5	8.1
Minimum pension liabilities	(54.9)	(57.8)
Total Greif, Inc. shareholders’ equity	2,999.4	2,914.9
Noncontrolling interests	38.4	37.5
Total shareholders’ equity	3,037.8	2,952.4
Total liabilities and shareholders’ equity	$5,704.2	$5,766.8
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended June 30,
(in millions)	2026	2025
Cash flows from operating activities:
Net income	$278.8	134.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	174.9	200.9
Non-cash asset impairment charges	6.1	24.7
Non-cash pension settlement charges	1.9	—
Gain on disposals of properties, plants and equipment, net	(217.2)	(5.6)
Loss on disposals of businesses, net	4.5	1.6
Unrealized foreign exchange (gain) loss	(0.4)	0.2
Deferred income tax benefit	(47.0)	(86.1)
Debt extinguishment charges	0.7	—
Non-cash special charitable contribution	40.0	—
Non-cash lease expense	39.5	39.5
Other, net	1.2	1.3
Increase (decrease) in cash from changes in certain assets and liabilities, net of impacts from acquisitions:
Trade accounts receivable	(83.3)	(7.0)
Inventories	(38.3)	3.9
Accounts payable	67.8	(28.7)
Restructuring reserves	(11.0)	5.6
Operating leases	(40.8)	(39.2)
Pension and post-retirement benefit liabilities	(6.8)	(5.7)
Other, net	(0.6)	46.6
Net cash provided by operating activities	170.0	286.1
Cash flows from investing activities:
Purchases of business, net of cash acquired	(59.9)	(1.2)
Receipts for collection of loans receivable	15.0	—
Purchases of properties, plants and equipment	(118.5)	(92.9)
Payments for deferred purchase price of acquisitions	(0.6)	(1.9)
Proceeds from the sale of properties, plants, equipment and other assets	464.0	26.4
Payments for the sale of businesses	—	(0.9)
Proceeds from hedging derivatives	—	22.5
Other, net	(0.3)	(3.7)
Net cash provided by (used in) investing activities	299.7	(51.7)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,175.0	1,548.6
Payments on long-term debt	(2,389.8)	(1,597.5)
Proceeds (payments) on short-term borrowings, net	3.8	(6.6)
Proceeds from trade accounts receivable credit facility	181.3	190.3
Payments on trade accounts receivable credit facility	(139.5)	(165.8)
Dividends paid to Greif, Inc. shareholders	(97.0)	(93.8)
Dividends paid to noncontrolling interests	(11.9)	(17.8)
Payments for debt extinguishment and issuance costs	(2.8)	—
Payments for share repurchases	(150.1)	—
Tax withholding payments for stock-based awards	(9.8)	(7.4)
Purchases of redeemable noncontrolling interest	—	(38.7)
Other, net	(3.5)	(5.4)
Net cash used in financing activities	(444.3)	(194.1)
Effects of exchange rates on cash	6.4	35.3
Net increase in cash and cash equivalents	31.8	75.6
Cash and cash equivalents at beginning of period	256.7	216.4
Cash and cash equivalents at end of period	$288.5	$292.0
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended June 30, 2026
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of March 31, 2026	46,168	$294.0	30,674	$(414.9)	$3,317.3	$(254.2)	$2,942.2	$39.0	$2,981.2
Net income					77.8		77.8	3.8	81.6
Other comprehensive income (loss):
Foreign currency translation, net of $0.4 million of income tax benefit						12.9	12.9	0.1	13.0
Derivative financial instruments, net of $0.4 million of income tax benefit						1.3	1.3		1.3
Minimum pension liability adjustment, net of $0.3 million income tax benefit						0.8	0.8		0.8
Comprehensive income			.				92.8		96.7
Current period mark to redemption value of redeemable noncontrolling interest and other					0.7		0.7		0.7
Net income allocated to redeemable noncontrolling interests							—	(1.7)	(1.7)
Dividends declared to Greif, Inc. shareholders ($0.62 and $0.93 per Class A share and Class B share, respectively)					(35.2)		(35.2)		(35.2)
Dividends paid to noncontrolling interests and other							—	(2.8)	(2.8)
Dividends earned on RSU shares					(0.1)		(0.1)		(0.1)
Colleague stock purchase plan	—	0.3	—	—			0.3		0.3
Share repurchases	(32)	—	32	(2.8)			(2.8)		(2.8)
Share based compensation	—	1.5	—	—			1.5		1.5
Restricted stock, directors	—	0.1	—	—			0.1		0.1
Deferrals of director shares in Rabbi Trust	—	(0.1)	—	—			(0.1)		(0.1)
As of June 30, 2026	46,136	$295.8	30,706	$(417.7)	$3,360.5	$(239.2)	$2,999.4	$38.4	$3,037.8

	Nine Months Ended June 30, 2026
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of September 30, 2025	47,501	$247.3	29,341	$(276.5)	$3,194.9	$(250.8)	$2,914.9	$37.5	$2,952.4
Net income					265.0		265.0	13.8	278.8
Other comprehensive income (loss):
Foreign currency translation, net of $2.6 million income tax benefit						8.3	8.3	(0.4)	7.9
Derivative financial instruments, net of $0.1 million of income tax benefit						0.4	0.4		0.4
Minimum pension liability adjustment, net of $0.2 million income tax benefit						2.9	2.9		2.9
Comprehensive income			.				276.6		290.0
Current period mark to redemption value of redeemable noncontrolling interest and other					(0.4)		(0.4)		(0.4)
Net income allocated to redeemable noncontrolling interests							—	(4.2)	(4.2)
Dividends declared to Greif, Inc. shareholders ($1.74 and $2.60 per Class A share and Class B share, respectively)					(98.8)		(98.8)		(98.8)
Dividends paid to noncontrolling interests and other							—	(8.3)	(8.3)
Dividends earned on RSU shares					(0.2)		(0.2)		(0.2)
Colleague stock purchase plan	33	2.2	(33)	0.5			2.7		2.7
Share repurchases	(2,185)	0.5	2,185	(151.9)			(151.4)		(151.4)
Long-term incentive shares issued	231	7.6	(231)	3.2			10.8		10.8
Share based compensation	—	3.7	—	—			3.7		3.7
Share donation	537	33.3	(537)	6.7			40.0		40.0
Restricted stock, directors	19	0.4	(19)	0.3			0.7		0.7
Deferrals of director shares in Rabbi Trust	—	0.8	—	—			0.8		0.8
As of June 30, 2026	46,136	$295.8	30,706	$(417.7)	$3,360.5	$(239.2)	$2,999.4	$38.4	$3,037.8

	Three Months Ended June 30, 2025
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of March 31, 2025	47,461	$242.6	29,381	$(276.8)	$2,481.1	$(348.1)	$2,098.8	$41.5	$2,140.3
Net income					54.8		54.8	6.2	61.0
Other comprehensive income (loss):
Foreign currency translation, net of $1.6 million income tax benefit						92.0	92.0	0.4	92.4
Derivative financial instruments, net of $10.4 million income tax expense						(21.7)	(21.7)		(21.7)
Minimum pension liability adjustment, net of $0.0 million income tax benefit						(3.4)	(3.4)		(3.4)
Comprehensive income							121.7		128.3
Current period mark to redemption value of redeemable noncontrolling interest					(1.0)		(1.0)		(1.0)
Net income allocated to redeemable noncontrolling interests							—	(1.8)	(1.8)
Dividends declared to Greif, Inc. shareholders ($0.54 and $0.81 per Class A share and Class B share, respectively)					(31.4)		(31.4)		(31.4)
Dividends paid to noncontrolling interests and other							—	(3.0)	(3.0)
Dividends earned on RSU shares					(0.1)		(0.1)		(0.1)
Colleague stock purchase plan	—	0.2	—	—			0.2		0.2
Share based compensation	—	1.6	—	—			1.6		1.6
Restricted stock, directors	—	(5.8)	—	—			(5.8)		(5.8)
Deferrals of director shares in Rabbi Trust	—	5.8	—	—			5.8		5.8
As of June 30, 2025	47,461	$244.4	29,381	$(276.8)	$2,503.4	$(281.2)	$2,189.8	$43.3	$2,233.1

	Nine Months Ended June 30, 2025
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling Interests	Total Equity
(in millions, except for shares which are in thousands)	Common Shares	Amount	Treasury Shares	Amount
As of September 30, 2024	47,181	$229.7	29,661	$(279.0)	$2,485.2	$(347.6)	$2,088.3	$46.0	$2,134.3
Net income					116.7		116.7	17.4	134.1
Other comprehensive income (loss):
Foreign currency translation, net of $1.6 million income tax benefit						59.1	59.1	0.1	59.2
Derivative financial instruments, net of $12.5 million income tax expense						8.6	8.6		8.6
Minimum pension liability adjustment, net of $0.0 million income tax benefit						(1.3)	(1.3)		(1.3)
Comprehensive income			.				183.1		200.6
Current period mark to redemption value of redeemable noncontrolling interest and other					(4.5)		(4.5)		(4.5)
Net income allocated to redeemable noncontrolling interests							—	(5.7)	(5.7)
Dividends declared to Greif, Inc. shareholders ($1.62 and $2.42 per Class A share and Class B share, respectively)					(93.8)		(93.8)		(93.8)
Dividends paid to noncontrolling interests and other							—	(14.5)	(14.5)
Dividends earned on RSU shares					(0.2)		(0.2)		(0.2)
Colleague stock purchase plan	45	2.6	(45)	0.3			2.9		2.9
Long-term incentive shares issued	211	6.7	(211)	1.7			8.4		8.4
Share based compensation	—	4.1	—	—			4.1		4.1
Restricted stock, directors	24	(4.5)	(24)	0.2			(4.3)		(4.3)
Deferrals of director shares in Rabbi Trust	—	5.8	—	—			5.8		5.8
As of June 30, 2025	47,461	$244.4	29,381	$(276.8)	$2,503.4	$(281.2)	$2,189.8	$43.3	$2,233.1
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
The fiscal year of Greif, Inc. and its subsidiaries (the “Company”) begins on October 1 and end on September 30 of the following year. Any references to years relates to the fiscal year ended in that year, unless otherwise stated.
The information filed herein reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated balance sheet as of June 30, 2026 and the condensed consolidated balance sheet as of September 30, 2025, the interim condensed consolidated statements of income, comprehensive income and changes in shareholders’ equity for the three and nine months ended June 30, 2026 and 2025 and the interim condensed consolidated statements of cash flows for the nine months ended June 30, 2026 and 2025 of the Company. The interim condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling interest and are accounted for using either the equity or cost method, as appropriate.
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
Effective October 1, 2025, the Company’s fiscal year was changed to begin on October 1 (rather than November 1), and end on September 30 (rather than October 31) of the following year, and each fiscal quarter end was changed to align with the fiscal year end change with the first fiscal quarter ended December 31, 2025. This fiscal quarter re-alignment has resulted in prior period quarterly information being recast for the 2025 fiscal year. The prior reported fiscal quarters for the 2025 fiscal year ended on January 31, 2025, April 30, 2025, July 31, 2025 and September 30, 2025 (a two-month period).
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
NOTE 2 — ACQUISITIONS AND DIVESTITURES
Acquisitions
Envaplast Acquisition
The Company acquired Envaplast, S.L. (“Envaplast”) on June 2, 2026 (the “Envaplast Acquisition”). Envaplast is a premium small polymer container business located near Valencia, Spain. The total consideration transferred for the acquisition, net of cash acquired, was $61.7 million, consisting of cash paid at closing, a deferred purchase price, and the fair value of contingent consideration. The contingent consideration relates to an earn-out arrangement and was measured at fair value as of the acquisition date.

The following table summarizes the consideration transferred to acquire Envaplast and the preliminary valuation of identifiable assets acquired and liabilities assumed at the acquisition date:

(in millions)	Amounts Recognized as of the Acquisition Date
Fair value of consideration transferred
Cash paid at closing, net of cash acquired	$54.6
Deferred purchase price	1.3
Fair value of contingent consideration	5.8
61.7

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$7.7
Inventories	3.7
Intangibles	24.1
Other long-term assets	0.4
Properties, plants and equipment	11.0
Total assets acquired	46.9

Accounts payable	(3.4)
Other current liabilities	(1.2)
Long-term deferred tax liability	(7.6)
Total liabilities assumed	(12.2)
Total identifiable net assets	$34.7
Goodwill	$27.0
The Company recognized goodwill related to this acquisition of $27.0 million. The goodwill recognized in this acquisition was attributable to the acquired assembled workforce, expected synergies and economies of scale, none of which qualify for recognition as a separate intangible asset. Envaplast is reported within the Customized Polymer Solutions segment to which the goodwill was assigned. The goodwill is not deductible for tax purposes.
The cost approach was used to determine the fair value for land, building, improvements and equipment. The cost approach measures the value by estimating the cost to acquire, or construct, comparable assets and adjusts for age and condition. The Company assigned to building and improvements a useful life ranging from 1 year to 20 years and equipment a useful life ranging from 1 year to 10 years. Acquired property, plant and equipment are being depreciated over their estimated remaining useful lives on a straight-line basis.
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
Acquired intangible assets are being amortized over the estimated useful lives on a straight-line basis. The following table summarizes the preliminary purchase price allocation and weighted average estimated remaining useful lives for identifiable intangible assets acquired as of the acquisition date:

(in millions)	Purchase Price Allocation	Weighted Average Estimated Useful Life
Customer relationships	$24.1	10.0
Total intangible assets	$24.1

The purchase price allocation is preliminary. The Company has not yet finalized the valuation of certain assets acquired and liabilities assumed. Preliminary amounts may be adjusted during the measurement period as additional information becomes available about facts and circumstances that existed as of the acquisition date. The Company expects to finalize the purchase price allocation within one year of the acquisition date.
Pro Forma Results
The following unaudited supplemental pro forma data presents consolidated information as if the Envaplast Acquisition had been completed on October 1, 2024. These amounts were calculated after adjusting Envaplast’s results to reflect interest expense incurred on the debt to finance the acquisition, additional depreciation and amortization that would have been charged assuming the fair value of property, plant and equipment and intangible assets had been applied from October 1, 2024, the adjusted income tax expense, and related transaction costs.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Pro forma net sales (continued operations)	$1,170.8	$1,133.1	$3,251.2	$3,241.3
Pro forma net income attributable to Greif, Inc. (continued operations)	80.1	31.9	269.5	56.3
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock (continued operations)	$1.41	$0.55	$4.72	$0.97
Class B common stock (continued operations)	$2.12	$0.83	$7.08	$1.45
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A common stock (continued operations)	$1.39	$0.55	$4.67	$0.97
Class B common stock (continued operations)	$2.12	$0.83	$7.08	$1.45
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
Containerboard Business Divestiture
Effective as of August 31, 2025, the Company completed the Containerboard Divestiture for a purchase price of $1,804.7 million. The Company incurred transaction costs of $23.4 million to complete this divestment. The net cash proceeds from the sale of the Containerboard Business were for debt repayment. The Containerboard Business was previously reported under the Company’s Sustainable Fiber Solutions segment. The Containerboard Divestiture qualifies as discontinued operations because it represents a strategic shift that will have a major impact on the Company’s operations and financial results.
In accordance with ASC 205-20, Allocation of Interest to Discontinued Operations, the Company elected to allocate interest expense to discontinued operations for the Company’s debt that is not directly attributable to the Containerboard business. Interest expense was allocated based on a ratio of debt repayment expected from sale proceeds to total debt.

The following table presents results of operations of the Containerboard Business from discontinued operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net sales	$—	$309.7	$—	$872.0
Cost of products sold	—	247.5	—	698.2
Gross profit	—	62.2	—	173.8
Selling, general and administrative expenses	—	11.7	—	33.4
Loss on disposal of properties, plants and equipment, net	—	—	—	0.2
Loss on disposal of businesses, net	1.4	—	4.0	—
Operating (loss) profit	(1.4)	50.5	(4.0)	140.2
Interest expense, net	—	20.3	—	61.7
Income (loss) from discontinued operations before income tax expense and equity earnings of unconsolidated affiliates, net	(1.4)	30.2	(4.0)	78.5
Income tax expense (benefit)	(0.4)	6.1	(1.0)	17.7
Net income (loss) from discontinued operations	(1.0)	24.1	(3.0)	60.8
Net income (loss) from discontinued operations attributable to Greif, Inc.	$(1.0)	$24.1	$(3.0)	$60.8
For net sales and costs of products sold, which had previously been eliminated in consolidation related to intercompany sales of recycled fiber to the Containerboard Business, $6.6 million and $20.9 million for the three and nine months ended June 30, 2025 are now reflected on a gross basis as a component of net sales and costs of sales from continuing operations for all periods presented.
The following table presents depreciation, amortization, and capital expenditures of the Containerboard Business from discontinued operations:

	Three Months Ended June 30,	Nine Months Ended June 30,
(in millions)	2025	2025
Depreciation and amortization	$9.0	$27.3
Capital expenditures	9.4	20.5
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

The following table summarizes the changes in the carrying amount of goodwill by segment for the nine months ended June 30, 2026:

(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Innovative Closure Solutions	Total
Balance at September 30, 2025	$622.4	$418.7	$475.9	$179.5	$1,696.5
Segment recast	—	31.3	52.4	(83.7)	—
Goodwill acquired	29.2	—	—	—	29.2
Currency translation	(1.1)	(3.7)	—	(1.9)	(6.7)
Balance at June 30, 2026	$650.5	$446.3	$528.3	$93.9	$1,719.0
NOTE 4 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the nine months ended June 30, 2026:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at September 30, 2025	$21.3	$0.4	$21.7
Costs incurred and charged to expense	16.7	8.2	24.9
Costs paid or otherwise settled	(27.4)	(8.5)	(35.9)
Balance at June 30, 2026	$10.6	$0.1	$10.7
The focus for restructuring activities in 2026 is to continue optimizing operations to manage a historical period of industrial activity contraction while simultaneously transforming the Company’s internal processes and portfolio mix for optimal alignment to long-term profitable earnings growth.
During the three months ended June 30, 2026, the Company recorded restructuring charges of $5.9 million, as compared to $9.3 million of restructuring charges recorded during the three months ended June 30, 2025. The restructuring activity for the three months ended June 30, 2026 consisted of $4.4 million in employee separation costs and $1.5 million in other restructuring costs, primarily consisting of costs associated with site closures, professional and other fees associated with restructuring activities.
During the nine months ended June 30, 2026, the Company recorded restructuring charges of $24.9 million, as compared to $21.7 million of restructuring charges recorded during the nine months ended June 30, 2025. The restructuring activity for the nine months ended June 30, 2026 consisted of $16.7 million in employee separation costs and $8.2 million in other restructuring costs, primarily consisting of costs associated with site closures, professional and other fees associated with restructuring activities.

The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-Q. Remaining amounts expected to be incurred were $24.9 million as of June 30, 2026:

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the Nine Months Ended June 30, 2026	Amounts Remaining to be Incurred
Customized Polymer Solutions
Employee separation costs	$4.4	$3.6	$0.8
Other restructuring costs	0.8	0.8	—
	5.2	4.4	0.8
Durable Metal Solutions
Employee separation costs	7.4	5.0	2.4
Other restructuring costs	6.9	1.4	5.5
	14.3	6.4	7.9
Sustainable Fiber Solutions
Employee separation costs	8.9	7.2	1.7
Other restructuring costs	20.1	6.0	14.1
	29.0	13.2	15.8
Innovative Closure Solutions
Employee separation costs	1.3	0.9	0.4
Other restructuring costs	—	—	—
	1.3	0.9	0.4
	$49.8	$24.9	$24.9
NOTE 5 — DEBT
Long-Term Debt
Long-term debt is summarized as follows:

(in millions)	June 30, 2026	September 30, 2025
2026 Credit Agreements - Term Loans	$496.9	$—
2023 Credit Agreement - Term Loans	—	135.3
2022 Credit Agreement - Term Loans	—	784.1
2026 Credit Agreements - Revolving Credit Facility	206.9	—
	703.8	919.4
Less: current portion	12.5	—
Less: deferred financing costs	3.9	4.6
Long-term debt, net	$687.4	$914.8
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

The 2026 Credit Agreements provide for (a) an $800.0 million secured revolving credit facility, consisting of a $725.0 million multicurrency facility and a $75.0 million U.S. dollar facility, maturing on February 27, 2031, (b) a $100.0 million secured term loan A-1 facility with quarterly principal installments that commenced on June 30, 2026 and continue through December 31, 2030, with any outstanding principal balance of such term loan A-1 facility being due and payable on maturity on February 27, 2031, and (c) a $400.0 million secured term loan A-2 facility with quarterly principal installments that commenced on June 30, 2026 and continue through January 31, 2031, with any outstanding principal balance of such term loan A-2 being due and payable on maturity on February 27, 2031. Subject to the terms of the 2026 Credit Agreements, the Company has an option to borrow additional funds under the 2026 Credit Agreements with the agreement of the lenders.
Interest accruing under the 2026 Credit Agreements is based on the Secured Overnight Financing Rate (“SOFR”), Euro Interbank Offered Rate (“EURIBOR”) or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on the Company’s leverage ratio.
As of June 30, 2026, $703.8 million was outstanding under the 2026 Credit Agreements, of which the current portion was $12.5 million and the long-term portion was $691.3 million. The weighted average interest rate for borrowings under the 2026 Credit Agreements was 4.69% for the nine months ended June 30, 2026. The actual interest rate for borrowings under the 2026 Credit Agreements was 4.88% as of June 30, 2026. The deferred financing costs associated with the term loan portion of the 2026 Credit Agreements totaled $3.9 million as of June 30, 2026 and are recorded as a reduction of long-term debt on the interim condensed consolidated balance sheets. The deferred financing costs associated with the revolving portion of the 2026 Credit Agreements totaled $2.5 million as of June 30, 2026 and are recorded within other long-term assets on the interim condensed consolidated balance sheets.
Short-Term Debt
Short-term debt is summarized as follows:

(in millions)	June 30, 2026	September 30, 2025
U.S. accounts receivable credit facilities	200.0	179.7
European accounts receivable credit facilities	113.8	95.3
Other debt	16.7	12.7
	330.5	287.7
Accounts Receivable Credit Facilities
Greif Receivables Funding LLC (“Greif Funding”), Greif Packaging, and certain other U.S. subsidiaries of the Company are parties to a U.S. Receivables Financing Facility Agreement (the “U.S. RFA”), which was amended and restated on May 11, 2026, and provides for an accounts receivable financing facility of $200.0 million with a maturity date of May 11, 2027. As of June 30, 2026, $200.0 million ($179.7 million as of September 30, 2025) was outstanding under the U.S. RFA. The weighted average interest rate for borrowings under the U.S. RFA was 4.73% for the nine months ended June 30, 2026.
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
Cooperage Receivables Finance B.V. and Greif Services Belgium BV, an indirect wholly owned subsidiary of Greif, Inc., are parties to an amended and restated Nieuw Amsterdam Receivables Financing Agreement (the “European RFA”) with affiliates of a major international bank with a maturity date of April 20, 2027. The European RFA provides an accounts receivable financing facility of up to €100.0 million ($113.8 million as of June 30, 2026) secured by certain European accounts receivable. As of June 30, 2026, $113.8 million ($95.3 million as of September 30, 2025) was outstanding under the European RFA. The weighted average interest rate for borrowings under the European RFA was 2.98% for the nine months ended June 30, 2026.

NOTE 6 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of June 30, 2026 and September 30, 2025:

	June 30, 2026
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$19.4	$—	$19.4	$—	$—	$—	$—
Foreign exchange hedges	—	0.6	—	0.6	—	(0.9)	—	(0.9)
Insurance annuity	—	—	19.8	19.8	—	—	—	—
Cross currency swap	—	7.3	—	7.3	—	(39.0)	—	(39.0)
	September 30, 2025
	Assets				Liabilities
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$22.1	$—	$22.1	$—	$—	$—	$—
Foreign exchange hedges	—	0.5	—	0.5	—	(0.6)	—	(0.6)
Insurance annuity	—	—	20.3	20.3	—	—	—	—
Cross currency swap	—	5.9	—	5.9	—	(51.0)	—	(51.0)
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of June 30, 2026 and September 30, 2025 approximate their fair values because of the short-term nature of these items and are not included in this table.
Interest Rate Derivatives
As of June 30, 2026, the Company has various interest rate swaps with a total notional amount of $370.0 million ($562.5 million as of September 30, 2025), maturing between March 1, 2027 and July 16, 2029. The Company will receive variable rate interest payments based upon one-month U.S. dollar SOFR, and in return the Company will be obligated to pay interest at a weighted average fixed interest rate of 1.99%. This effectively converted the borrowing rate on an amount of debt equal to the notional amount of the interest rate swaps from a variable rate to a fixed rate.
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
Gains reclassified to earnings under these contracts were $1.6 million and $4.6 million for the three months ended June 30, 2026, and 2025, respectively. Gains reclassified to earnings under these contracts were $5.4 million and $15.6 million for the nine months ended June 30, 2026, and 2025, respectively. A derivative gain of $7.4 million, based upon interest rates at June 30, 2026, is expected to be reclassified from accumulated other comprehensive income to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of June 30, 2026, the Company had outstanding foreign currency forward contracts in the notional amount of $93.6 million ($165.0 million as of September 30, 2025).

Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which are based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
For the three months ended June 30, 2026, and 2025, the Company recorded realized gains (losses) of $(0.8) million and $1.6 million, respectively, under fair value contracts in other expense, net. For the nine months ended June 30, 2026, and 2025, the Company recorded realized gains (losses) of $(0.7) million and $0.5 million, respectively, under fair value contracts in other expense, net.
For the three months ended June 30, 2026, and 2025, the Company recorded unrealized net losses of $0.2 million and $0.6 million, respectively, in other expense, net. For the nine months ended June 30, 2026, and 2025, the Company recorded unrealized net losses of $0.3 million and $0.8 million, respectively, in other expense, net.
Cross Currency Swap
The Company has operations and investments in various international locations and is subject to risks associated with changing foreign exchange rates. As of June 30, 2026, the Company has cross currency interest rate swaps that synthetically swap $651.3 million ($534.9 million as of September 30, 2025) of U.S. fixed rate debt to Euro denominated fixed rate debt. The Company receives a weighted average rate of 1.56% on these swaps. These agreements are designated as either net investment hedges or cash flow hedges for accounting purposes and will mature between October 5, 2026 and May 29, 2031.
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
For the three months ended June 30, 2026 and 2025, gains recorded in interest expense, net under the cross currency swap agreements were $2.3 million and $2.0 million, respectively. For the nine months ended June 30, 2026 and 2025, gains recorded in interest expense, net under the cross currency swap agreements were $6.7 million and $5.2 million, respectively.
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

Non-Recurring Fair Value Measurements
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the nine months ended June 30, 2026 and 2025:

	Quantitative Information about Level 3 Fair Value Measurements
(in millions)	Impairment Amount	Valuation Technique	Unobservable Input	Range of Input Values
June 30, 2026
Long Lived Assets	$6.1	Discounted Cash Flows; Indicative Bids	Discounted Cash Flows; Indicative Bids	N/A
Total	$6.1

June 30, 2025
Net Assets Held for Sale	$4.7	Indicative Bids	Indicative Bids	N/A
Long Lived Assets	$20.0	Discounted Cash Flows; Indicative Bids	Discounted Cash Flows; Indicative Bids	N/A
Total	$24.7
For the nine months ended June 30, 2026, the Company wrote down long-lived assets with a carrying value of $9.0 million to a fair value of $2.9 million, resulting in recognized asset impairment charges of $6.1 million. These charges include $0.4 million related to properties, plants and equipment, net, in the Customized Polymer Solutions reportable segment, $0.4 million related to properties, plants and equipment, net, in the Durable Metal Solutions reportable segment, $5.2 million related to properties, plants and equipment, net, in the Sustainable Fiber Solutions reportable segment and $0.1 million related to properties, plants and equipment, net in the Innovative Closure Solutions reportable segment.
For the nine months ended June 30, 2025, the Company wrote down long-lived assets with a carrying value of $44.6 million to a fair value of $24.6 million, resulting in recognized asset impairment charges of $20.0 million. These charges include $1.0 million related to properties, plants and equipment, net, in the Customized Polymer Solutions reportable segment, $2.2 million related to properties, plants and equipment, net, in the Durable Metal Solutions reportable segment, $16.4 million related to properties, plants and equipment, net, in the Sustainable Fiber Solutions reportable segment, $0.2 million related to properties, plants and equipment, net in the Innovative Closure Solutions reportable segment and $0.2 million related to definite-lived intangibles in the Innovative Closure Solutions reportable segment. For the nine months ended June 30, 2025, the Company also recognized impairment charges of $4.7 million related to net assets held for sale in the Sustainable Fiber Solutions reportable segment.
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
During 2026, the Company has issued 55,654 shares of Class A Common Stock, which excludes shares withheld for the payment of taxes owed by recipients for RSUs vested, for the performance period commenced on November 1, 2022 and ended September 30, 2025.
The Company granted 215,586 performance stock units (“PSUs”) on November 3, 2025, for the performance period commencing on October 1, 2025 and ending September 30, 2028. If earned, the PSUs are to be awarded in shares of Class A Common Stock. The weighted average fair value of the PSUs granted on that date was $53.71.

During 2026, the Company has issued 170,210 shares of Class A Common Stock, which excludes shares withheld for the payment of taxes owed by recipients for PSUs vested, for the performance period commenced on November 1, 2022 and ended September 30, 2025.
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
For the nine months ended June 30, 2026 and 2025, income tax expense was $82.7 million and $36.8 million, respectively. The $45.9 million increase was primarily attributable to a one-time discrete tax expense of $49.3 million recognized in the current fiscal year related to the Soterra Divestiture and higher pre-tax earnings. This increase was partially offset by non-recurring discrete tax benefits recognized during the third quarter of fiscal year 2026, primarily related to changes in tax estimates associated with prior periods and the recognition of tax benefits from internal restructuring activities, as well as releases of uncertain tax positions resulting from the completion of a tax audit and the expiration of applicable statutes of limitations in certain jurisdictions.
On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (“OBBBA”), was enacted into law. The OBBBA permanently extends several major provisions of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing, enhanced business interest deductibility, and modifications to the international tax framework. The Company has evaluated the impact of the OBBBA as part of its fiscal year 2026 forecast, and the effects of the legislation are reflected in the Company’s income tax provision for the nine months ended June 30, 2026. The Company will continue to assess the application of the OBBBA and any related regulatory guidance as it becomes available.
NOTE 9 — CONTINGENT LIABILITIES AND ENVIRONMENTAL RESERVES
Environmental Reserves
As of June 30, 2026, and September 30, 2025, the Company’s environmental reserves were $16.8 million and $17.3 million, respectively (including $9.8 million for the Diamond Alkali Superfund Site in New Jersey). These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. It is possible that there could be resolution of uncertainties in the future that would require the Company to record charges that could be material to future earnings.
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

The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding
         *Diluted Class B EPS calculation is identical to Basic Class B calculation
The following table provides EPS information for each period, respectively:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025
Numerator for basic and diluted EPS
Net income from continuing operations attributable to Greif, Inc.	$78.8	$30.7	$268.0	$55.9
Net income (loss) from discontinued operations attributable to Greif, Inc.	(1.0)	24.1	(3.0)	60.8
Net income attributable to Greif, Inc.	77.8	54.8	265.0	116.7
Dividends declared	(35.2)	(31.4)	(98.8)	(93.8)
Undistributed earnings attributable to Greif, Inc.	$42.6	$23.4	$166.2	$22.9
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
In the first quarter of 2026, the Company entered into two agreements for open market repurchases. One agreement provided for the repurchase of shares of Class A Common Stock up to an aggregate amount not to exceed $120.0 million in total repurchases, and the other agreement provided for the repurchase of shares of Class B Common Stock up to an aggregate amount not to exceed $30.0 million in total repurchases.
For the nine months ended June 30, 2026, 1,813,600 shares of Class A Common Stock and 371,449 shares of Class B Common Stock have been repurchased under the 2017 Authorization, which completed the two open market repurchase agreements. As of June 30, 2026, the remaining number of shares that could be repurchased under the 2017 Authorization was 319,787.
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

The following table summarizes the shares of the Company’s Class A and Class B Common Stock as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
June 30, 2026
Class A Common Stock	128,000,000	42,281,920	24,776,629	17,505,291
Class B Common Stock	69,120,000	34,560,000	21,359,678	13,200,322

September 30, 2025
Class A Common Stock	128,000,000	42,281,920	26,169,944	16,111,976
Class B Common Stock	69,120,000	34,560,000	21,331,127	13,228,873
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Class A Common Stock:
Basic shares	24,776,629	26,129,971	25,066,324	26,019,622
Assumed conversion of restricted shares	715,654	—	509,405	—
Diluted shares	25,492,283	26,129,971	25,575,729	26,019,622
Class B Common Stock:
Basic and diluted shares	21,362,305	21,331,127	21,387,478	21,331,127
NOTE 11 — COMPREHENSIVE INCOME (LOSS)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the nine months ended June 30, 2026:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of September 30, 2025	$(201.1)	$8.1	$(57.8)	$(250.8)
Other comprehensive income (loss)	8.3	0.4	2.9	11.6
Balance as of June 30, 2026	$(192.8)	$8.5	$(54.9)	$(239.2)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the nine months ended June 30, 2025:

(in millions)	Foreign Currency Translation	Derivative Financial Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of September 30, 2024	$(265.9)	$(5.0)	$(76.7)	$(347.6)
Other comprehensive income (loss)	59.1	8.6	(1.3)	66.4
Balance as of June 30, 2025	$(206.8)	$3.6	$(78.0)	$(281.2)
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

The following table presents reportable segment information for the three and nine months ended June 30, 2026:

	Three Months Ended June 30, 2026
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Innovative Closure Solutions	Consolidated
Net sales by geographic area:
United States*	$160.2	$72.8	$333.4	$8.2	$574.6
Europe, Middle East and Africa	160.4	238.5	0.3	12.3	411.5
Asia Pacific and Other Americas	63.2	94.3	12.8	9.2	179.5
Net sales	383.8	405.6	346.5	29.7	1,165.6
Raw material costs	172.8	228.3	208.1	9.3	618.5
Manufacturing costs	119.9	86.4	65.3	2.9	274.5
Costs of products sold	292.7	314.7	273.4	12.2	893.0
Selling, general and administrative expenses	52.9	34.9	54.3	7.4	149.5
Acquisition and integration related costs	1.5	—	—	—	1.5
Restructuring and other charges	3.5	2.9	4.2	1.5	12.1
Non-cash asset impairment charges	0.4	0.4	0.5	0.1	1.4
Loss on disposal of properties, plants and equipment, net	—	—	0.2	—	0.2
Operating profit	$32.8	$52.7	$13.9	$8.5	$107.9

	Nine Months Ended June 30, 2026
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Innovative Closure Solutions	Consolidated
Net sales by geographic area:
United States*	$430.8	$203.1	$944.8	$20.8	$1,599.5
Europe, Middle East and Africa	435.4	671.2	0.8	33.9	1,141.3
Asia Pacific and Other Americas	167.5	266.5	34.6	23.8	492.4
Net sales	1,033.7	1,140.8	980.2	78.5	3,233.2
Raw material costs	461.6	639.5	565.4	20.3	1,686.8
Manufacturing costs	349.1	250.4	205.2	19.5	824.2
Costs of products sold	810.7	889.9	770.6	39.8	2,511.0
Selling, general and administrative expenses	171.3	117.1	178.0	20.9	487.3
Acquisition and integration related costs	2.9	—	—	0.7	3.6
Restructuring and other charges	9.7	11.3	19.3	1.7	42.0
Non-cash asset impairment charges	0.4	0.4	5.2	0.1	6.1
Loss (gain) on disposal of properties, plants and equipment, net	0.4	(2.5)	(215.1)	—	(217.2)
Loss on disposal of businesses, net	0.5	—	—	—	0.5
Operating profit	$37.8	$124.6	$222.2	$15.3	$399.9
* The United States is the only country material to present individually. All other countries have been aggregated into regions.

The following table presents reportable segment information for the three and nine months ended June 30, 2025:

	Three Months Ended June 30, 2025
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Innovative Closure Solutions	Consolidated
Net sales by geographic area:
United States*	$144.9	$70.1	$357.6	$7.0	$579.6
Europe, Middle East and Africa	135.0	233.3	0.2	11.2	379.7
Asia Pacific and Other Americas	58.0	88.9	12.9	6.8	166.6
Net sales	337.9	392.3	370.7	25.0	1,125.9
Raw material costs	155.9	220.3	211.4	9.0	596.6
Manufacturing costs	111.1	83.9	74.2	4.1	273.3
Costs of products sold	267.0	304.2	285.6	13.1	869.9
Selling, general and administrative expenses	58.1	42.0	61.7	6.5	168.3
Acquisition and integration related costs	2.0	—	—	—	2.0
Restructuring and other charges	2.6	2.6	11.9	0.9	18.0
Non-cash asset impairment charges	—	0.1	7.1	—	7.2
Gain on disposal of properties, plants and equipment, net	(0.2)	(2.7)	(0.6)	—	(3.5)
Loss on disposal of businesses, net	—	0.3	—	—	0.3
Operating profit	$8.4	$45.8	$5.0	$4.5	$63.7

	Nine Months Ended June 30, 2025
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Innovative Closure Solutions	Consolidated
Net sales by geographic area:
United States*	$409.6	$206.8	$1,038.6	$19.7	$1,674.7
Europe, Middle East and Africa	382.2	651.4	0.6	31.5	1,065.7
Asia Pacific and Other Americas	163.0	262.9	36.2	18.5	480.6
Net sales	954.8	1,121.1	1,075.4	69.7	3,221.0
Raw material costs	461.5	693.2	605.4	28.7	1,788.8
Manufacturing costs	287.0	187.0	242.5	11.8	728.3
Costs of products sold	748.5	880.2	847.9	40.5	2,517.1
Selling, general and administrative expenses	167.6	122.3	180.8	17.7	488.4
Acquisition and integration related costs	6.1	—	—	—	6.1
Restructuring and other charges	4.3	4.0	20.9	1.2	30.4
Non-cash asset impairment charges	1.0	2.2	21.1	0.4	24.7
(Gain) loss on disposal of properties, plants and equipment, net	—	(6.6)	0.8	—	(5.8)
Loss on disposal of businesses, net	—	1.6	—	—	1.6
Operating profit	$27.3	$117.4	$3.9	$9.9	$158.5
* The United States is the only country material to present individually. All other countries have been aggregated into regions.

The following table presents additional reportable segment information:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2026	2025	2026	2025
Depreciation, depletion and amortization expense:
Customized Polymer Solutions	$24.9	$24.0	$77.8	$69.9
Durable Metal Solutions	7.5	7.3	22.7	21.5
Sustainable Fiber Solutions	23.3	25.0	70.0	77.3
Innovative Closure Solutions	1.7	1.7	4.4	4.9
Total depreciation, depletion and amortization expense	$57.4	$58.0	$174.9	$173.6
Capital expenditures:
Customized Polymer Solutions	$19.7	$6.8	$47.6	$23.7
Durable Metal Solutions	6.9	2.8	20.1	17.0
Sustainable Fiber Solutions	9.5	1.6	28.8	36.4
Innovative Closure Solutions	1.4	0.8	6.4	2.2
Total segments	37.5	12.0	102.9	79.3
Corporate and other	4.3	1.0	11.3	4.7
Total capital expenditures	$41.8	$13.0	$114.2	$84.0
The following table presents total assets by segment and total properties, plants and equipment, net by geographic area:

(in millions)	June 30, 2026	September 30, 2025
Assets:
Customized Polymer Solutions	$1,995.6	$1,872.9
Durable Metal Solutions	1,259.9	1,196.8
Sustainable Fiber Solutions	1,700.7	1,917.1
Innovative Closure Solutions	226.1	321.7
Total segments	5,182.3	5,308.5
Corporate and other*	521.9	458.3
Total assets	$5,704.2	$5,766.8
*Corporate and other assets held at corporate level or used by corporate functions that are not directly attributable to reportable segments.

Property, plant and equipment, net and lease right-of-use assets:
United States*	$794.2	$814.7
Europe, Middle East and Africa	396.1	392.2
Asia Pacific and other Americas	161.2	148.9
Total long-lived assets, net	$1,351.5	$1,355.8
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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for the interim condensed consolidated balance sheet as of June 30, 2026 and the condensed consolidated balance sheet as of September 30, 2025, and for the interim condensed consolidated statements of income for the three and nine months ended June 30, 2026 and 2025. This discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Transition Report on Form 10-KT for the fiscal year ended September 30, 2025 (the “2025 Form 10-KT”). Readers are encouraged to review the entire 2025 Form 10-KT, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
On August 5, 2025, we entered into a definitive agreement to sell our Soterra land management assets, consisting primarily of approximately 173,000 acres of timberland (the “Soterra Assets”), for a purchase price of $462.0 million. The transaction was completed as of October 1, 2025 (the “Soterra Divestiture”). The Soterra Assets were reported under the Sustainable Fiber Solutions segment. The Soterra Divestiture does not qualify as discontinued operations.
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
In the Customized Polymer Solutions reportable segment, we produce and sell a comprehensive line of polymer-based packaging products, such as plastic drums, rigid intermediate bulk containers and small plastics. Our polymer-based packaging products and services are sold on a global basis to customers in industries such as chemicals, food and beverage, agricultural, pharmaceutical and mineral products, among others.
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
CRITICAL ACCOUNTING POLICIES
The discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these interim condensed consolidated financial statements, in accordance with these principles, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of our interim condensed consolidated financial statements.
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
RESULTS OF OPERATIONS
The following comparative information is presented for the three and nine months ended June 30, 2026 and 2025. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.
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

Third Quarter Results
The following table sets forth the net sales, operating profit and Adjusted EBITDA for each of our business segments for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(in millions)	2026	2025
Net sales:
Customized Polymer Solutions	$383.8	$337.9
Durable Metal Solutions	405.6	392.3
Sustainable Fiber Solutions	346.5	370.7
Innovative Closure Solutions	29.7	25.0
Total net sales	$1,165.6	$1,125.9
Operating profit:
Customized Polymer Solutions	$32.8	$8.4
Durable Metal Solutions	52.7	45.8
Sustainable Fiber Solutions	13.9	5.0
Innovative Closure Solutions	8.5	4.5
Total operating profit	$107.9	$63.7
Adjusted EBITDA:
Customized Polymer Solutions	$64.3	$37.1
Durable Metal Solutions	64.0	53.6
Sustainable Fiber Solutions	42.5	48.8
Innovative Closure Solutions	12.6	7.6
Total Adjusted EBITDA	$183.4	$147.1
The following table sets forth Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(in millions)	2026	2025
Net income	$82.6	$36.9
Plus: interest expense, net	7.7	15.8
Plus: non-cash pension settlement charges	0.3	—
Plus: other expense, net	—	1.4
Plus: income tax expense	17.9	10.0
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.6)	(0.4)
Operating profit	107.9	63.7
Less: equity earnings of unconsolidated affiliates, net of tax	(0.6)	(0.4)
Plus: depreciation, depletion and amortization expense	57.4	58.0
Plus: acquisition and integration related costs	1.5	2.0
Plus: restructuring and other charges	12.1	18.0
Plus: non-cash asset impairment charges	1.4	7.2
Plus: loss (gain) on disposal of properties, plants and equipment, net	0.2	(3.5)
Plus: loss on disposal of businesses, net	—	0.3
Plus: other costs*	2.3	1.0
Adjusted EBITDA	$183.4	$147.1
*includes fiscal year-end change costs and share-based compensation impact of disposals of businesses

The following table sets forth Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Innovative Closure Solutions	Consolidated
Operating profit	$32.8	$52.7	$13.9	$8.5	$107.9
Less: equity earnings of unconsolidated affiliates, net of tax	—	—	—	(0.6)	(0.6)
Plus: depreciation and amortization expense	24.9	7.5	23.3	1.7	57.4
Plus: acquisition and integration related costs	1.5	—	—	—	1.5
Plus: restructuring and other charges	3.5	2.9	4.2	1.5	12.1
Plus: non-cash asset impairment charges	0.4	0.4	0.5	0.1	1.4
Plus: loss on disposal of properties, plants and equipment, net	—	—	0.2	—	0.2
Plus: other costs*	1.2	0.5	0.4	0.2	2.3
Adjusted EBITDA	$64.3	$64.0	$42.5	$12.6	$183.4

	Three Months Ended June 30, 2025
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Innovative Closure Solutions	Consolidated
Operating profit	$8.4	$45.8	$5.0	$4.5	$63.7
Less: equity earnings of unconsolidated affiliates, net of tax	—	—	—	(0.4)	(0.4)
Plus: depreciation and amortization expense	24.0	7.3	25.0	1.7	58.0
Plus: acquisition and integration related costs	2.0	—	—	—	2.0
Plus: restructuring and other charges	2.6	2.6	11.9	0.9	18.0
Plus: non-cash asset impairment charges	—	0.1	7.1	—	7.2
Plus: gain on disposal of properties, plants and equipment, net	(0.2)	(2.7)	(0.6)	—	(3.5)
Plus: loss on disposal of businesses, net	—	0.3	—	—	0.3
Plus: other costs*	0.3	0.2	0.4	0.1	1.0
Adjusted EBITDA	$37.1	$53.6	$48.8	$7.6	$147.1
*includes fiscal year-end change costs and share-based compensation impact of disposals of businesses
Net Sales
Net sales were $1,165.6 million for the third quarter of 2026 compared with $1,125.9 million for the third quarter of 2025. The $39.7 million increase was primarily due to $28.5 million attributable to higher average selling prices and $23.7 million positive foreign currency translation impacts, partially offset by lower volumes and impacts from the Soterra Divestiture. See “Segment Review” below for additional information on net sales by segment.
Gross Profit
Gross profit was $272.6 million for the third quarter of 2026 compared with $256.0 million for the third quarter of 2025. The $16.6 million increase was primarily due to the same factors that impacted net sales, partially offset by higher raw material costs and higher transportation costs. See “Segment Review” below for additional information on gross profit by segment. Gross profit margin was 23.4 percent and 22.7 percent for the third quarter of 2026 and 2025, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $149.5 million for the third quarter of 2026 compared with $168.3 million for the third quarter of 2025. The $18.8 million decrease was primarily due to lower compensation expenses related to cost optimization. SG&A expenses were 12.8 percent and 14.9 percent of net sales for the third quarter of 2026 and 2025, respectively.
Financial Measures
Operating profit was $107.9 million for the third quarter of 2026 compared with $63.7 million for the third quarter of 2025. Net income was $82.6 million for the third quarter of 2026 compared with $36.9 million for the third quarter of 2025. The increase of net income was primarily due to the same factors that impacted operating profit. Adjusted EBITDA was $183.4 million for the third quarter of 2026 compared with $147.1 million for the third quarter of 2025. The reasons for the changes in operating profit and Adjusted EBITDA for each segment are described below in “Segment Review.”
Trends
Although we are encouraged by demand patterns over the past few months, we continue to operate in a subdued industrial demand environment, with marginal demand improvement building from a low base. Recent geopolitical developments, including conflicts in the Middle East, resulted in increased volatility in customer demand and supply chain disruptions. We do not anticipate a significant inflection in overall demand patterns. The supply chain disruptions contributed to inflationary pressures on input costs, particularly for raw materials, energy and transportation, which we anticipate will persist through the remainder of the fiscal year. To date, we have been able to largely offset these inflationary cost pressures through strategic pricing actions and our enterprise-wide cost optimization.
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
Customized Polymer Solutions
Our Customized Polymer Solutions segment produces and sells a comprehensive line of polymer-based packaging products, such as plastic drums, rigid intermediate bulk containers and small plastics.
Net sales were $383.8 million for the third quarter of 2026 compared with $337.9 million for the third quarter of 2025. The $45.9 million increase was primarily due to $29.9 million higher average selling prices, $8.5 million positive foreign currency translation impacts and higher volumes.
Gross profit was $91.1 million for the third quarter of 2026 compared with $70.9 million for the third quarter of 2025. The $20.2 million increase was primarily due to the same factors that impacted net sales, partially offset by higher raw material, transportation and manufacturing costs. Gross profit margin was 23.7 percent and 21.0 percent for the third quarter of 2026 and 2025, respectively.
Operating profit was $32.8 million for the third quarter of 2026 compared with $8.4 million for the third quarter of 2025. The $24.4 million increase was primarily due to the same factors that impacted gross profit and lower SG&A compensation expenses related to cost optimization. Adjusted EBITDA was $64.3 million for the third quarter of 2026 compared with $37.1 million for the third quarter of 2025. The $27.2 million increase was primarily due to the same factors that impacted operating profit.

Durable Metal Solutions
Our Durable Metal Solutions segment produces and sells metal-based packaging products, including a wide variety of steel drums. In addition, this reportable segment produces and sells complementary packaging products, such as paints and linings for industrial packaging products and related services.
Net sales were $405.6 million for the third quarter of 2026 compared with $392.3 million for the third quarter of 2025. The $13.3 million increase was primarily due to $14.0 million positive foreign currency translation impacts and $11.4 million higher average selling prices, partially offset by $12.0 million attributable to lower volumes.
Gross profit was $90.9 million for the third quarter of 2026 compared with $88.1 million for the third quarter of 2025. The $2.8 million increase was primarily due to the same factors that impacted net sales, partially offset by higher raw material costs and higher transportation costs. Gross profit margin was 22.4 percent and 22.5 percent for the third quarter of 2026 and 2025, respectively.
Operating profit was $52.7 million for the third quarter of 2026 compared with $45.8 million for the third quarter of 2025. The $6.9 million increase was primarily due to the same factors that impacted gross profit and lower SG&A compensation expenses related to cost optimization, partially offset by higher loss on disposal of properties, plants and equipment, net. Adjusted EBITDA was $64.0 million for the third quarter of 2026 compared with $53.6 million for the third quarter of 2025. The $10.4 million increase was primarily due to the same factors that impacted gross profit and lower SG&A compensation expenses related to cost optimization.
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
Net sales were $346.5 million for the third quarter of 2026 compared with $370.7 million for the third quarter of 2025. The $24.2 million decrease was primarily due to $15.3 million attributable to lower average selling prices, $5.3 million impacts from the Soterra Divestiture and lower volumes.
Gross profit was $73.1 million for the third quarter of 2026 compared with $85.1 million for the third quarter of 2025. The $12.0 million decrease was primarily due to the same factors that impacted net sales, partially offset by lower raw material and manufacturing costs related to lower volumes. Gross profit margin was 21.1 percent and 23.0 percent for the third quarter of 2026 and 2025, respectively.
Operating profit was $13.9 million for the third quarter of 2026 compared with $5.0 million for the third quarter of 2025. The $8.9 million increase was primarily due to lower restructuring and other charges, lower non-cash asset impairment charges and lower SG&A compensation expenses related to cost optimization, partially offset by the same factors that impacted gross profit. Adjusted EBITDA was $42.5 million for the third quarter of 2026 compared with $48.8 million for the third quarter of 2025. The $6.3 million decrease was primarily due to the same factors that impacted gross profit, partially offset by lower SG&A compensation expenses related to cost optimization.
Innovative Closure Solutions
Our Innovative Closure Solutions segment produces and sells closure systems for industrial packaging products and related services.
Net sales were $29.7 million for the third quarter of 2026 compared with $25.0 million for the third quarter of 2025. The $4.7 million increase was primarily due to higher average selling prices, higher volumes and positive foreign currency translation impact.
Gross profit was $17.5 million for the third quarter of 2026 compared with $11.9 million for the third quarter of 2025. The $5.6 million increase was primarily due to the same factors that impacted net sales. The Innovative Closure Solutions reportable segment’s total sales, including intersegment sales, was $51.4 million and $43.2 million for the third quarter of 2026 and 2025, respectively. Gross profit margin as a percentage of total sales was 34.0 percent and 27.5 percent for the third quarter of 2026 and 2025, respectively.

Operating profit was $8.5 million for the third quarter of 2026 compared with $4.5 million for the third quarter of 2025. The $4.0 million increase was primarily due to the same factors that impacted gross profit. Adjusted EBITDA was $12.6 million for the third quarter of 2026 compared with $7.6 million for the third quarter of 2025. The $5.0 million increase was primarily due to the same factors that impacted gross profit.
Income Tax Expense
Income tax expense for the third quarter of 2026 was $17.9 million compared with $10.0 million for the third quarter of 2025. The $7.9 million increase was primarily due to higher pre-tax earnings. This increase was partially offset by non-recurring discrete tax benefits recognized during the third quarter of 2026, including benefits associated with changes in tax estimates related to prior periods, internal restructuring activities and the expirations of applicable statutes of limitations in certain jurisdictions.
On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (“OBBBA”), was enacted into law. The OBBBA permanently extends several major provisions of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing, enhanced business interest deductibility, and modifications to the international tax framework. We have evaluated the impact of the OBBBA as part of our fiscal year 2026 forecast, and the effects of the legislation are reflected in our income tax provision for the third quarter of 2026. We will continue to assess the application of the OBBBA and any related regulatory guidance as it becomes available.

Year-to-Date Results
The following table sets forth the net sales, operating profit and Adjusted EBITDA for each of our business segments for the nine months ended June 30, 2026 and 2025:

	Nine Months Ended June 30,
(in millions)	2026	2025
Net sales:
Customized Polymer Solutions	$1,033.7	$954.8
Durable Metal Solutions	1,140.8	1,121.1
Sustainable Fiber Solutions	980.2	1,075.4
Innovative Closure Solutions	78.5	69.7
Total net sales	$3,233.2	$3,221.0
Operating profit:
Customized Polymer Solutions	$37.8	$27.3
Durable Metal Solutions	124.6	117.4
Sustainable Fiber Solutions	222.2	3.9
Innovative Closure Solutions	15.3	9.9
Total operating profit	$399.9	$158.5
Adjusted EBITDA:
Customized Polymer Solutions	$145.6	$109.0
Durable Metal Solutions	171.4	140.4
Sustainable Fiber Solutions	119.9	124.6
Innovative Closure Solutions	25.8	17.8
Total Adjusted EBITDA	$462.7	$391.8

The following table sets forth Adjusted EBITDA, reconciled to net income and operating profit, for our consolidated results for the nine months ended June 30, 2026 and 2025:

	Nine Months Ended June 30,
(in millions)	2026	2025
Net income	$281.8	$73.3
Plus: interest expense, net	27.4	47.2
Plus: non-cash pension settlement charges	1.9	—
Plus: debt extinguishment charges	2.5	—
Plus: other expense, net	4.8	2.5
Plus: income tax expense	82.7	36.8
Plus: equity earnings of unconsolidated affiliates, net of tax	(1.2)	(1.3)
Operating profit	399.9	158.5
Less: equity earnings of unconsolidated affiliates, net of tax	(1.2)	(1.3)
Plus: depreciation, depletion and amortization expense	174.9	173.6
Plus: acquisition and integration related costs	3.6	6.1
Plus: restructuring and other charges	42.0	30.4
Plus: non-cash asset impairment charges	6.1	24.7
Plus: gain on disposal of properties, plants and equipment, net	(217.2)	(5.8)
Plus: loss on disposal of businesses, net	0.5	1.6
Plus: other costs*	51.7	1.4
Adjusted EBITDA	$462.7	$391.8
*includes fiscal year-end change costs, share-based compensation impact of disposals of businesses and special charitable contribution expenses

The following table sets forth Adjusted EBITDA for our business segments, reconciled to the operating profit for each segment, for the nine months ended June 30, 2026 and 2025:

	Nine Months Ended June 30, 2026
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Innovative Closure Solutions	Consolidated
Operating profit	$37.8	$124.6	$222.2	$15.3	$399.9
Less: equity earnings of unconsolidated affiliates, net of tax	—	—	—	(1.2)	(1.2)
Plus: depreciation and amortization expense	77.8	22.7	70.0	4.4	174.9
Plus: acquisition and integration related costs	2.9	—	—	0.7	3.6
Plus: restructuring and other charges	9.7	11.3	19.3	1.7	42.0
Plus: non-cash asset impairment charges	0.4	0.4	5.2	0.1	6.1
Plus: loss (gain) on disposal of properties, plants and equipment, net	0.4	(2.5)	(215.1)	—	(217.2)
Plus: loss on disposal of businesses, net	0.5	—	—	—	0.5
Plus: other costs*	16.1	14.9	18.3	2.4	51.7
Adjusted EBITDA	$145.6	$171.4	$119.9	$25.8	$462.7

	Nine Months Ended June 30, 2025
(in millions)	Customized Polymer Solutions	Durable Metal Solutions	Sustainable Fiber Solutions	Innovative Closure Solutions	Consolidated
Operating profit	$27.3	$117.4	$3.9	$9.9	$158.5
Less: equity earnings of unconsolidated affiliates, net of tax	—	—	—	(1.3)	(1.3)
Plus: depreciation and amortization expense	69.9	21.5	77.3	4.9	173.6
Plus: acquisition and integration related costs	6.1	—	—	—	6.1
Plus: restructuring and other charges	4.3	4.0	20.9	1.2	30.4
Plus: non-cash asset impairment charges	1.0	2.2	21.1	0.4	24.7
Plus: (gain) loss on disposal of properties, plants and equipment, net	—	(6.6)	0.8	—	(5.8)
Plus: loss on disposal of businesses, net	—	1.6	—	—	1.6
Plus: other costs*	0.4	0.3	0.6	0.1	1.4
Adjusted EBITDA	$109.0	$140.4	$124.6	$17.8	$391.8
*includes fiscal year-end change costs, share-based compensation impact of disposals of businesses and special charitable contribution expenses
Net Sales
Net sales were $3,233.2 million for the first nine months of 2026 compared with $3,221.0 million for the first nine months of 2025. The $12.2 million increase was primarily due to $101.9 million of positive foreign currency translation impacts and $52.3 million from higher average selling prices, partially offset by $116.3 million attributable to lower volumes and $14.7 million impacts from the Soterra Divestiture. See “Segment Review” below for additional information on net sales by segment.
Gross Profit
Gross profit was $722.2 million for the first nine months of 2026 compared with $703.9 million for the first nine months of 2025. The $18.3 million increase was primarily due to the same factors that impacted net sales and lower raw material costs from lower volumes. See “Segment Review” below for additional information on gross profit by segment. Gross profit margin was 22.3 percent and 21.9 percent for the first nine months of 2026 and 2025, respectively.

Selling, General and Administrative Expenses
SG&A expenses were $487.3 million for the first nine months of 2026 compared with $488.4 million for the first nine months of 2025. The $1.1 million decrease was primarily due to lower compensation expenses related to cost optimization, partially offset by a special charitable contribution that was allocated among the reporting segments. SG&A expenses were 15.1 percent and 15.2 percent of net sales for the first nine months of 2026 and 2025, respectively.
Financial Measures
Operating profit was $399.9 million for the first nine months of 2026 compared with $158.5 million for the first nine months of 2025. Net income was $281.8 million for the first nine months of 2026 compared with $73.3 million for the first nine months of 2025. The increase of net income was primarily due to the Soterra Divestiture during the first quarter of 2026. Adjusted EBITDA was $462.7 million for the first nine months of 2026 compared with $391.8 million for the first nine months of 2025. The reasons for the changes in operating profit and Adjusted EBITDA for each segment are described below in “Segment Review.”
Segment Review
Customized Polymer Solutions
Net sales were $1,033.7 million for the first nine months of 2026 compared with $954.8 million for the first nine months of 2025. The $78.9 million increase was primarily due to $37.4 million positive foreign currency translation impacts, $36.9 million higher average selling prices and higher volumes.
Gross profit was $223.0 million for the first nine months of 2026 compared with $206.3 million for the first nine months of 2025. The $16.7 million increase was primarily due to the same factors that impacted net sales, partially offset by higher raw material, transportation and manufacturing costs. Gross profit margin was 21.6 percent and 21.6 percent for the first nine months of 2026 and 2025, respectively.
Operating profit was $37.8 million for the first nine months of 2026 compared with $27.3 million for the first nine months of 2025. The $10.5 million increase was primarily due to the same factors that impacted gross profit, partially offset by higher SG&A expenses. Adjusted EBITDA was $145.6 million for the first nine months of 2026 compared with $109.0 million for the first nine months of 2025. The $36.6 million increase was primarily due to the same factors that impacted gross profit and lower compensation expenses related to cost optimization.
Durable Metal Solutions
Net sales were $1,140.8 million for the first nine months of 2026 compared with $1,121.1 million for the first nine months of 2025. The $19.7 million increase was primarily due to $59.8 million positive foreign currency translation impacts and $12.5 million higher average selling prices, partially offset by $52.7 million attributable to lower volumes.
Gross profit was $250.9 million for the first nine months of 2026 compared with $240.9 million for the first nine months of 2025. The $10.0 million increase was primarily due to the same factors that impacted net sales, partially offset by higher raw material and transportation costs. Gross profit margin was 22.0 percent and 21.5 percent for the first nine months of 2026 and 2025, respectively.
Operating profit was $124.6 million for the first nine months of 2026 compared with $117.4 million for the first nine months of 2025. The $7.2 million increase was primarily due to the same factors that impacted gross profit. Adjusted EBITDA was $171.4 million for the first nine months of 2026 compared with $140.4 million for the first nine months of 2025. The $31.0 million increase was primarily due to the same factors that impacted gross profit and lower compensation expenses related to cost optimization.
Sustainable Fiber Solutions
Net sales were $980.2 million for the first nine months of 2026 compared with $1,075.4 million for the first nine months of 2025. The $95.2 million decrease was primarily due to $64.6 million attributable to lower volumes, $14.7 million impacts from the Soterra Divestiture and lower average selling prices.
Gross profit was $209.6 million for the first nine months of 2026 compared with $227.5 million for the first nine months of 2025. The $17.9 million decrease was primarily due to the same factors that impacted net sales, partially offset by lower raw material, transportation and manufacturing costs related to lower volumes. Gross profit margin was 21.4 percent and 21.2 percent for the first nine months of 2026 and 2025, respectively.
Operating profit was $222.2 million for the first nine months of 2026 compared with $3.9 million for the first nine months of 2025. The $218.3 million increase was primarily due to a $216.2 million gain from the Soterra Divestiture during the first quarter of 2026. Adjusted EBITDA was $119.9 million for the first nine months of 2026 compared with $124.6 million for the first nine months of 2025. The $4.7 million decrease was primarily due to the same factors that impacted gross profit, excluding impacts from depreciation and amortization, partially offset by lower compensation expenses related to cost optimization.
Innovative Closure Solutions
Net sales were $78.5 million for the first nine months of 2026 compared with $69.7 million for the first nine months of 2025. The $8.8 million increase was primarily due to higher average selling prices and positive foreign currency translation impacts, partially offset by lower volumes.
Gross profit was $38.7 million for the first nine months of 2026 compared with $29.2 million for the first nine months of 2025. The $9.5 million increase was primarily due to the same factors that impacted net sales. The Innovative Closure Solutions reportable segment’s total sales, including intersegment sales, was $136.2 million and $121.7 million for the first nine months of 2026 and 2025, respectively. Gross profit margin as a percentage of total sales was 28.4 percent and 24.0 percent for the first nine months of 2026 and 2025, respectively.
Operating profit was $15.3 million for the first nine months of 2026 compared with $9.9 million for the first nine months of 2025. The $5.4 million increase was primarily due to the same factors that impacted gross profit, partially offset by higher SG&A expenses. Adjusted EBITDA was $25.8 million for the first nine months of 2026 compared with $17.8 million for the first nine months of 2025. The $8.0 million increase was primarily due to the same factors that impacted gross profit.
Income Tax Expense
Income tax expense for the first nine months of 2026 was $82.7 million compared with $36.8 million for the first nine months of 2025, respectively. The $45.9 million increase was primarily attributable to a one-time discrete tax expense of $49.3 million recognized in the current fiscal year related to the Soterra Divestiture and higher pre-tax earnings. This increase was partially offset by non-recurring discrete tax benefits recognized during the third quarter of fiscal year 2026, primarily related to changes in tax estimates associated with prior periods and tax benefits from internal restructuring activities, as well as releases of uncertain tax positions resulting from the completion of a tax audit and the expiration of applicable statutes of limitations in certain jurisdictions.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are operating cash flows and borrowings under our senior secured credit facilities and proceeds from our trade accounts receivable credit facilities. We use these sources to fund our working capital needs, capital expenditures, cash dividends, share repurchases, debt repayment, and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, borrowings under our senior secured credit facilities, and proceeds from our trade accounts receivable credit facilities will be sufficient to fund our anticipated working capital, capital expenditures, cash dividends, share repurchases, debt repayment, potential acquisitions of businesses, and other liquidity needs for at least 12 months.
The cash flows related to the Containerboard Business have not been segregated and are included in our Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2026 and 2025. The absence of the cash flows from the Containerboard Business in future periods is not expected to materially impact our liquidity or capital resources.

Cash Flow

Nine Months Ended June 30, (in millions)	2026	2025
Net cash provided by operating activities	$170.0	$286.1
Net cash provided by (used in) investing activities	299.7	(51.7)
Net cash used in financing activities	(444.3)	(194.1)
Effects of exchange rates on cash	6.4	35.3
Net increase in cash and cash equivalents	31.8	75.6
Cash and cash equivalents at beginning of year	256.7	216.4
Cash and cash equivalents at end of period	$288.5	$292.0
Operating Activities
During the first nine months of 2026 and 2025, cash (used in) provided by change in accounts receivable was $(83.3) million and $(7.0) million, respectively. The unfavorable change in accounts receivable levels was primarily due to increased net sales and timing of collections.
During the first nine months of 2026 and 2025, cash (used in) provided by change in inventories was $(38.3) million and $3.9 million, respectively. The unfavorable change in inventories was primarily due to an increase in raw material costs and increased stock levels.
During the first nine months of 2026 and 2025, cash (used in) provided by change in accounts payable was $67.8 million and $(28.7) million, respectively. The favorable change in accounts payable levels was primarily due to timing of payments.
Investing Activities
During the first nine months of 2026 and 2025, we invested $118.5 million and $92.9 million (of which $17.5 million related to the Containerboard Business), respectively, of cash in capital expenditures.
During the first nine months of 2026, we received $464.0 million of cash from sale of properties, plants and equipment and other assets, primarily from the Soterra Divestiture.
Financing Activities
During the first nine months of 2026 and 2025, we paid cash dividends to our stockholders in the amount of $97.0 million and $93.8 million, respectively.
During the first nine months of 2026 and 2025, we paid down $169.2 million and $31.0 million of debt, net of issuances and payments, respectively. The 2026 repayment was primarily from proceeds from the Soterra Divestiture.
During the first nine months of 2026, we paid $2.8 million of debt extinguishment charges and debt issuance costs related to our debt refinancing.
During the first nine months of 2026, we paid $150.1 million for share repurchases.
Stock Repurchase Programs
In 2017, our Board of Directors authorized the repurchase of up to 4,000,000 shares of our Class A Common Stock or Class B Common Stock, or any combination of the foregoing (the “2017 Authorization”).
In the first quarter of 2026, we entered into two agreements for open market repurchases. One agreement provided for the repurchase of shares of Class A Common Stock up to an aggregate amount not to exceed $120.0 million in total repurchases, and the other agreement provided for the repurchase of shares of Class B Common Stock up to an aggregate amount not to exceed $30.0 million in total repurchases.
For the nine months ended June 30, 2026, 1,813,600 shares of Class A Common Stock and 371,449 shares of Class B Common Stock have been repurchased under the 2017 Authorization, which completed the two open market repurchase agreements. As of June 30, 2026, the remaining number of shares that could be repurchased under the 2017 Authorization was 319,787.

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
On July 28, 2026, we announced intention to repurchase up to $150.0 million of our Class A Common Stock and/or Class B Common Stock pursuant to our existing share repurchase authorization framework. Repurchases may be made from time to time in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors. Our existing share repurchase authorization framework does not obligate us to acquire any particular amount of our common stock and may be suspended, modified or discontinued at any time.
See Note 10 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding this program and the repurchase of shares of Class A and B Common Stock.
Financial Obligations
Long-Term Debt
Long-term debt is summarized as follows:

(in millions)	June 30, 2026	September 30, 2025
2026 Credit Agreements - Term Loans	$496.9	$—
2023 Credit Agreement - Term Loan	—	135.3
2022 Credit Agreement - Term Loan	—	784.1
2026 Credit Agreements - Revolving Credit Facility	206.9	—
	703.8	919.4
Less: current portion	12.5	—
Less: deferred financing costs	3.9	4.6
Long-term debt, net	$687.4	$914.8
2026 Credit Agreements
On February 27, 2026, we and certain of our subsidiaries entered into a third amended and restated senior secured credit agreement with a syndicate of financial institutions and an amended and restated senior secured credit agreement with CoBank, ACB and other farm credit lending institutions (collectively, the “2026 Credit Agreements”). The 2026 Credit Agreements amended, restated and replaced in their entirety our previous credit agreements (collectively, the “2022 and 2023 Credit Agreements”). We used the borrowings under the 2026 Credit Agreements to repay and refinance all of the outstanding borrowings under the 2022 and 2023 Credit Agreements, and will use the borrowings thereunder to fund ongoing working capital and capital expenditure needs and for general corporate purposes, including acquisitions, and to pay related fees and expenses.
The 2026 Credit Agreements provide for (a) an $800.0 million secured revolving credit facility, consisting of a $725.0 million multicurrency facility and a $75.0 million U.S. dollar facility, maturing on February 27, 2031, (b) a $100.0 million secured term loan A-1 facility with quarterly principal installments that commenced on June 30, 2026 and continue through December 31, 2030, with any outstanding principal balance of such term loan A-1 facility being due and payable on maturity on February 27, 2031, and (c) a $400.0 million secured term loan A-2 facility with quarterly principal installments that commenced on June 30, 2026 and continue through January 31, 2031, with any outstanding principal balance of such term loan A-2 being due and payable on maturity on February 27, 2031. Subject to the terms of the 2026 Credit Agreements, we have an option to borrow additional funds under the 2026 Credit Agreements with the agreement of the lenders.
Interest accruing under the 2026 Credit Agreements is based on the Secured Overnight Financing Rate (“SOFR”), Euro Interbank Offered Rate (“EURIBOR”) or a base rate that resets periodically plus, in each case, a calculated margin amount that is based on our leverage ratio. As of June 30, 2026, we had $593.1 million of available borrowing capacity under the $800.0 million secured revolving credit facility.

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
The 2026 Credit Agreements contain certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness (less the aggregate amount of our unrestricted cash and cash equivalents), to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses), and plus or minus certain other items for the preceding twelve months (as used in this paragraph only “EBITDA”) to be greater than 4.00 to 1.00; provided that such leverage ratio is subject to (i) a covenant step-up (as defined in the 2026 Credit Agreements) increase adjustment of 0.50 upon the consummation of, and the following three fiscal quarters after, certain specified acquisitions and (ii) a collateral release decrease adjustment of 0.25x during any collateral release period (as defined in the 2026 Credit Agreements). The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated EBITDA, to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve-month period. As of June 30, 2026, we were in compliance with the covenants and other agreements in the 2026 Credit Agreements.
Short-Term Debt
Short-term debt is summarized as follows:

(in millions)	June 30, 2026	September 30, 2025
U.S. accounts receivable credit facilities	200.0	179.7
European accounts receivable credit facilities	113.8	95.3
Other debt	16.7	12.7
	330.5	287.7
Accounts Receivable Credit Facilities
We have a $200.0 million U.S. Receivables Financing Facility Agreement (the “U.S. RFA”) that matures on May 11, 2027. As of June 30, 2026, there was a $200.0 million ($179.7 million as of September 30, 2025) outstanding balance under the U.S. RFA. The U.S. RFA also contains events of default and covenants that are substantially the same as the covenants under the 2026 Credit Agreements. As of June 30, 2026, we were in compliance with these covenants. Proceeds of the U.S. RFA are available for working capital and general corporate purposes.
We have a €100.0 million ($113.8 million as of June 30, 2026) European Receivables Financing Agreement (the “European RFA”) that matures on April 20, 2027. As of June 30, 2026, $113.8 million ($95.3 million as of September 30, 2025) was outstanding under the European RFA. As of June 30, 2026, we were in compliance with covenants contained in the European RFA. Proceeds of the European RFA are available for working capital and general corporate purposes.
See Note 5 to the interim condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional disclosures regarding our financial obligations.
Financial Instruments
Interest Rate Derivatives
As of June 30, 2026, we had various interest rate swaps with a total notional amount of $370.0 million ($562.5 million as of September 30, 2025) amortizing down over the term, in which we receive variable interest rate payments based on SOFR and in return are obligated to pay interest at a weighted average fixed interest rate of 1.99%. These derivatives are designated as cash flow hedges for accounting purposes and will mature between March 1, 2027 and July 16, 2029.

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
As of June 30, 2026, we had outstanding foreign currency forward contracts in the notional amount of $93.6 million ($165.0 million as of September 30, 2025).
Cross Currency Swap
We have operations and investments in various international locations and are subject to risks associated with changing foreign exchange rates. As of June 30, 2026, we have cross currency interest rate swaps that synthetically swap $651.3 million ($534.9 million as of September 30, 2025) of U.S. fixed rate debt to Euro denominated fixed rate debt. We receive a weighted average rate of 1.56%. These agreements are designated either net investment hedges or cash flow hedges for accounting purposes and will mature between October 5, 2026 and May 29, 2031.
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

ITEM 4. CONTROLS AND PROCEDURES
Changes in Internal Control Over Financial Reporting
The Company completed the Envaplast Acquisition on June 2, 2026. The scope of the Company’s assessment of the effectiveness of internal controls over financial reporting for the fiscal year ending September 30, 2026, will not include the Envaplast Acquisition. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the Company’s scope in the year of acquisition.
We are currently integrating the processes and internal controls of Envaplast. Except for the Envaplast Acquisition, there has been no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Disclosure Controls and Procedures
With the participation of our principal executive officer and principal financial officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report:
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in the 2025 Form 10-KT under Part I, Item 1A – Risk Factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c.) Purchases of Equity Securities by the Issuer
In 2017, the Board of Directors authorized the Company to repurchase up to 4,000,000 shares of the Company’s Class A Common Stock or Class B Common Stock, or any combination of the foregoing (the “2017 Authorization”).
The Company has entered into two agreements for open market repurchases. One agreement, dated November 11, 2025, provided for the repurchase of shares of Class A Common Stock up to an aggregate amount not to exceed $120.0 million in total repurchases, and the other agreement, dated November 26, 2025, provided for the repurchase of shares of Class B Common Stock up to an aggregate amount not to exceed $30.0 million in total repurchases. As of June 30, 2026, the remaining number of shares that could be repurchased under the 2017 Authorization was 319,787.
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
On July 28, 2026, the Company announced its intention to repurchase up to $150.0 million of the Company's Class A Common Stock and/or Class B Common Stock pursuant to the Company's existing share repurchase authorization framework. Repurchases may be made from time to time in open market or privately negotiated transactions, subject to market conditions, applicable legal requirements and other factors.
Neither the 2017 Authorization nor the 2025 Authorization obligates the Company to acquire any particular amount of its common stock and may be suspended, modified or discontinued at any time.
See Note 10 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding this program and the repurchase of shares of Class A and B Common Stock.
During the three months ended June 30, 2026, the Company repurchased the following shares of its Class A and Class B Common Stock:

Period	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share of Class A Common Stock*	Total Number of Shares of Class B Common Stock Purchased	Average Price Paid per Share of Class B Common Stock*	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value That May Yet be Purchased Under the Program
April 1, 2026 to April 30, 2026	—	$—	31,720	$88.75	31,720	$300,000,000
May 1, 2026 to May 31, 2026	—	—	—		—	300,000,000
June 1, 2026 to June 30, 2026	—	—	—		—	300,000,000
Total	—		31,720		31,720
*Average price paid per share reflects the weighted average purchase price paid for shares.

ITEM 6. EXHIBITS
(a.) Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a —14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GREIF, INC.
(Registrant)

Date: July 29, 2026	/s/ LAWRENCE A. HILSHEIMER
Lawrence A. Hilsheimer
Executive Vice President and Chief Financial Officer